Form 10QSB
period 2001-03-31
HOM CORP
filed 2001-05-18
CIK 1133798

                                                      --------------------------
                                                           OMB APPROVAL
                                                      OMB Number: 3235-0416
                                                      Expires: May 31, 2000
                                                      Estimated average burden
                                                      hours per response: 9708.0
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2001

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number: 000-32335


                                 HOM Corporation
        (Exact name of small business issuer as specified in its charter)

           Georgia                                               58-2558702
(State or other jurisdiction of                                  (Employer
 incorporation or organization)                              Identification No.)

           4210 Columbia Road, Suite 10C, Martinez, Georgia 30907-0401
                    (Address of principal executive offices)

                                 (706) 228-5087
                           (Issuer's telephone number)

                                       N/A
         (Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of May 17, 2001: 3,408,667

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]


PART I - FINANCIAL INFORMATION.

ITEM 1.  FINANCIAL STATEMENTS

                        HOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS

                                                                               MARCH 31,     SEPTEMBER 30,
                                                                                 2001            2000
                                                                              ----------      ----------
                                                                              (UNAUDITED)      (AUDITED)
                                     ASSETS
CURRENT ASSETS
 Cash                                                                         $  12,368       $     689
 Accounts receivable                                                              4,749           1,625
 Prepaid expenses                                                                   250          30,803
 Trading securities                                                              11,577               -
                                                                              ----------      ----------

      Total current assets                                                       28,944          33,117

PROPERTY AND EQUIPMENT - NET                                                     34,664          46,001
                                                                              ----------      ----------

                                                                              $  63,608       $  79,118
                                                                              ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable and accrued expenses                                         $  20,713       $  43,043
 Deferred revenues                                                                6,181          12,178
 Short-term notes payable                                                        21,450          21,401
 Stockholder advances                                                            10,646               -
 Current portion of long-term debt                                                1,013           1,013
                                                                              ----------      ----------

      Total current liabilities                                                  60,003          77,635

LONG-TERM DEBT                                                                      212           1,371
                                                                              ----------      ----------

      Total liabilities                                                          60,215          79,006
                                                                              ----------      ----------

STOCKHOLDERS' EQUITY
 Paid in capital - 1,000,000 preferred shares authorized; 0 shares issued
  and outstanding on March 31, 2001 and September 30, 2000                            -               -
 Paid in capital - no par common - 50,000,000 shares authorized; issued and outstanding 3,179,667 on March 31, 2001, 2,776,667 on
  September 30, 2000                                                            636,524         535,774
 Accumulated deficit                                                           (633,131)       (535,662)
                                                                              ----------      ----------

                                                                                  3,393             112
                                                                              ----------      ----------

                                                                              $  63,608       $  79,118
                                                                              ==========      ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                  FOR THE THREE MONTHS ENDED           FOR THE SIX MONTHS ENDED
                                                           MARCH 31,                           MARCH 31,
                                                ------------------------------      ------------------------------
                                                    2001              2000               2001              2000
                                                ------------      ------------      ------------      ------------
                                                (UNAUDITED)       (UNAUDITED)        (UNAUDITED)      (UNAUDITED)
REVENUES                                        $    18,683       $    21,597       $    35,280       $    32,720

OPERATING EXPENSES
 Salaries, commissions and benefits                  13,911            33,028            35,631            49,053
 Office expense                                      14,301            13,486            20,837            26,622
 Rent                                                 6,437             7,633            14,179            13,177
 Utilities and telephone                              5,945             7,464            13,235             9,917
 Advertising                                          4,600            21,565             8,791            21,565
 Travel                                               2,191             4,023             8,234             4,223
 Depreciation                                         3,885             3,677             7,775             4,718
 Magazine printing                                    4,103             6,602             6,784             8,527
 Professional fees                                    4,229             8,030             4,861            13,283
 Website maintenance                                      -             4,800             4,800             4,800
 Other                                                  494             2,822             3,702             3,661
                                                ------------      ------------      ------------      ------------

                                                     60,096           113,130           128,829           159,546
                                                ------------      ------------      ------------      ------------

    Operating loss                                  (41,413)          (91,533)          (93,549)         (126,826)
                                                ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
 Interest, net                                          (56)           (1,390)             (698)           (1,714)
 Realized gains on trading securities                   858                 -               858                 -
 Unrealized losses on trading securities             (3,159)                -            (3,159)                -
 Loss on disposal of property and equipment            (921)                -              (921)                -
                                                ------------      ------------      ------------      ------------

                                                     (3,278)           (1,390)           (3,920)           (1,714)
                                                ------------      ------------      ------------      ------------


    Net loss                                    $   (44,691)      $   (92,923)      $   (97,469)      $  (128,540)
                                                ============      ============      ============      ============

PER SHARE INFORMATION:
 Basic net loss per common share                $     (0.01)      $     (0.04)      $     (0.03)      $     (0.07)
                                                ============      ============      ============      ============

 Weighted average shares outstanding              3,106,334         2,194,958         2,977,000         1,929,933
                                                ============      ============      ============      ============

                                The accompanying notes are an integral part of
                                   these consolidated financial statements.


                                       HOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY


                                                                      COMMON STOCK
                                                       ----------------------------------------        TOTAL
                                                                        PAID IN      ACCUMULATED    STOCKHOLDERS'
                                                         SHARES         CAPITAL        DEFICIT         EQUITY
                                                       ----------     ----------     ----------      ----------
BALANCE, SEPTEMBER 30, 1999                            1,563,047      $ 264,369      $(141,623)      $ 122,746

Common stock issued in exchange for
  professional website design and other services         570,880        111,220              -         111,220
Common stock issued for cash                             530,000        133,000              -         133,000
Common stock issued as repayment for cash
  advances                                               112,740         27,185              -          27,185
Net loss                                                       -              -       (394,039)       (394,039)
                                                       ----------     ----------     ----------      ----------

BALANCE, SEPTEMBER 30, 2000                            2,776,667        535,774       (535,662)            112

Common stock issued as repayment for accounts
  payable                                                 63,000         15,750              -          15,750
Common stock issued for cash                             340,000         85,000              -          85,000
Net loss (unaudited)                                           -              -        (97,469)        (97,469)
                                                       ----------     ----------     ----------      ----------

BALANCE, MARCH 31, 2001 (UNAUDITED)                    3,179,667      $ 636,524      $(633,131)      $   3,393
                                                       ==========     ==========     ==========      ==========

                                The accompanying notes are an integral part of
                                   these consolidated financial statements.


                                  HOM CORPORATION AND SUBSIDIARIES
                                      STATEMENTS OF CASH FLOWS
                                                                    FOR THE SIX MONTHS ENDED
                                                                             MARCH 31,
                                                                   --------------------------
                                                                      2001            2000
                                                                   ----------      ----------
                                                                   (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
 Net loss                                                          $ (97,469)      $(128,540)
 Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation                                                         7,775           4,718
  Realized and unrealized losses from trading securities, net          2,301               -
  Loss on disposal of property and equipment                             921               -
  Expenses settled by issuance of common stock                             -          28,433
  Changes in deferred and accrued amounts
    Accounts receivable                                               (3,124)         (3,047)
    Prepaid expenses                                                   4,800           3,247
    Accounts payable and accrued expenses                             (6,579)          4,232
    Deferred revenues                                                 (5,998)          2,535
                                                                   ----------      ----------

Net cash used in operating activities                                (97,373)        (88,422)
                                                                   ----------      ----------

INVESTING ACTIVITIES
 Purchases of trading securities                                     (70,590)              -
 Proceeds from sales of trading securities                            60,306               -
 Purchases of property and equipment                                  (1,558)        (10,466)
 Proceeds from sales of property and equipment                         4,200               -
                                                                   ----------      ----------

      Net cash used in investing activities                           (7,642)        (10,466)
                                                                   ----------      ----------

FINANCING ACTIVITIES
 Proceeds, net of repayments, from short-term notes payable           60,853           5,934
  and stockholder advances
 Repayment of long-term debt                                          (1,159)         (1,191)
 Proceeds from the sale of common stock                               57,000          97,000
                                                                   ----------      ----------

      Net cash provided by financing activities                      116,694         101,743
                                                                   ----------      ----------

      Net increase in cash                                            11,679           2,855

CASH, BEGINNING OF PERIOD                                                689             540
                                                                   ----------      ----------

CASH, END OF PERIOD                                                $  12,368       $   3,395
                                                                   ==========      ==========

                                                                                  (Continued)


                        HOM CORPORATION AND SUBSIDIARIES
                            STATEMENTS OF CASH FLOWS

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION
 Cash paid for interest                                        $    890      $   251
                                                               =========     ========
 Noncash financing activities
 Common stock issued in exchange for professional,
  website design, advertising, and other services              $      -      $65,084
                                                               =========     ========
 Common stock issued as repayment for cash advances            $ 28,000      $10,000
                                                               =========     ========
 Common stock issued as repayment for accounts payable         $ 15,750      $     -
                                                               =========     ========
 Trading securities received as advances from stockholders     $  3,447      $     -
                                                               =========     ========

                 The accompanying notes are an integral part of
                    these consolidated financial statements.

                        HOM CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements of HOM CORPORATION AND SUBSIDIARIES (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's management believes that all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the six-month period ended March 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended September 30, 2000, included in the Company's registration statement on Form 10-SB.


NOTE B - INVESTMENTS IN TRADING SECURITIES
------------------------------------------

         In January 2001, the Company opened an investment account with a brokerage firm to maintain its holdings in marketable equity securities. The Company has classified all current financial instruments as trading securities. Realized gains and losses resulting from the sale of securities are reported based on proceeds received from the sale and the actual cost of the securities sold. Unrealized gains and losses on trading securities are reported based on the estimated fair values of the securities as reported on public exchanges. The fair values of the Company's financial instruments at March 31, 2001 approximate their carrying values.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-Q. Reference is also made to other filings by the Company with the Securities and Exchange Commission, financial statements therein and management's discussion and analysis related to such financial statements, particularly the financial statements and management's discussion and analysis contained in the Company's Form 10-SB/A with filing date of April 10, 2001.

         The Company's financial position is not good. It has never earned a profit, has incurred a substantial retained deficit and does not believe that it has immediate access to material additional capital. Revenues of the Company's magazine, HOMES BY OWNERS, will need to improve substantially and/or the number of mortgage closings will need to increase substantially for the Company to survive in its present form. The Company has reduced its annual expenses an estimated $40,000 a year since December 2000, (i) by moving to smaller and less expensive premises and (ii) by arranging for the employee who handled the production of HOMES BY OWNERS to become a consultant to the Company, with some of his previous functions assumed by other Company personnel. These expense reductions, however, would not eliminate the Company's current operating deficits. Although there has been an increase in customer interest in mortgage financings, believed to be a result of declining interest rates, there can be no assurance that the Company can survive with its present operations. The Company, therefore, is seeking a merger or other business combination or strategic alliance with a stronger partner that would be attracted by the business potential and/or the business structure of the Company, including its situation as an entity whose common stock is registered under Section 12(g) of the Securities Exchange Act of 1934.

RESULTS OF OPERATIONS

         o Quarter ended March 31, 2001 compared with Quarter ended March 31, 2000.

         Revenue decreased $2,914 from $21,597 to $18,683, or 13.5%, as a result of a decrease in the number of mortgage financings closed.

         The operating loss decreased $50,120 from $91,533 to $41,413, or 54.7%, principally as a result of decreases in salaries, commissions and benefits of $19,117 and in advertising expense of $16,965, the former largely as a result of a reduction of one employee and the latter as a result of a reduction in business radio advertising.

         Lesser decreases in website maintenance, professional fees, magazine printing, travel, other, and utilities and rent were partially offset by an increase in office expense and depreciation and the decrease in revenue noted above.

         o Six months ended March 31, 2001 compared with six months ended March 31, 2000.

         Revenue increased $2,560 from $32,720 to $35,280, or 7.8%, as a result of income from HOMES BY OWNERS, which was not published in the first half of the 2000 six months period, offset by a decrease in the number of mortgage financings closed.

         The operating loss decreased $33,277 from $126,826 to $93,549, or 26.2%, principally as a result of decreases in salaries, commission and benefits of $13,422 and advertising of $12,774, the former largely as a result of the reduction of an employee in the last half of the period and the latter as a result of a reduction in television advertising. Lesser decreases in professional fees, office expense and magazine printing and the increase in revenue noted above were offset by increases in utilities and telephone, advertising, depreciation, rent and other.

         o Because of the start up of the Homes By Owners business in January 2000 and the reduction in the mortgage banking business, which may be temporary, only limited significance should be given to the changes in these quarterly and six months results.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         The Company has net operating loss carryforwards as at September 30, 2000 totaling $149,805 that may be offset against future taxable income until 2018, 2019 and 2020. In view of the losses sustained in the six months ended March 31, 2001, the net operating loss carryforwards will have increased as of that date. This amount, together with $8,826 relating to intangible assets and $909 relating to property and equipment resulting from differences in reporting for income tax and financial statement purposes, or a total of $159,540 as of September 30, 2000, are assets of the Company that may be used against future taxable income. For financial statement purposes, a valuation allowance of $159,540, or 100%, has been taken against those assets as of September 30, 2000. In effect, a larger valuation reserve is being taken against the larger amount of such assets as of March 31, 2001. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. The deferred tax asset, therefore, is not reflected as an asset of any value in HOM's Consolidated Balance Sheet as of September 30, 2000 or March 31, 2001, but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.

LIQUIDITY

         With the recurring losses and continued demand on cash flow by operating and investing activities, there can be no guarantee of the Company's liquidity. Since it began operations, the Company's cash flow needs have been funded by its financing activities. Specifically, the Company has drawn upon a few investors to infuse capital to fund operations. Current and continued operations are dependant on the continued funding of such capital until the Company's revenues increase to a level sufficient to cover its operations. However, there can be no guarantee that such funding will continue or that revenues will increase.

OTHER

         Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 (the "Reform Act") and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.

PART II -- OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

         NA

ITEM 2.  CHANGES IN SECURITIES

         NA

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NA

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NA

ITEM 5.  OTHER INFORMATION

         NA

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         None

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2001.




                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                 HOM CORPORATION


Date:  May 18, 2001                              By: /s/ Robert S. Wilson
-----  ------------                              ------------------------
                                                 Robert S. Wilson, Chairman and
                                                 Chief Executive Officer