Form 10QSB
period 2001-06-30
HOM CORP
filed 2001-08-14
CIK 1133798

--------------------------------------------------------------------------------
SEC 2344 POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
(5-99) CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
--------------------------------------------------------------------------------

                                                  ------------------------------
                                                           OMB APPROVAL
                                                  ------------------------------
                     UNITED STATES                OMB Number           3235-0416
          SECURITIES AND EXCHANGE COMMISSION      Expires:          May 31, 2000
                WASHINGTON, D.C. 20549            Estimated average burden
                      FORM 10-QSB                 hours per response      9708.0
                                                  ------------------------------

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of August 10, 2001: 3,508,667

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

PART I - FINANCIAL INFORMATION.

Item 1.  Financial Statements


                        HOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED BALANCE SHEETS


                                                      JUNE 30,     SEPTEMBER 30,
                                                        2001           2000
                                                     ----------     ----------
                                                     (UNAUDITED)     (AUDITED)

                                     ASSETS
CURRENT ASSETS
  Cash                                               $  11,433      $     689
  Accounts receivable                                    3,339          1,625
  Prepaid expenses                                         250         30,803
  Trading securities                                    14,658              -
                                                     ----------     ----------

     Total current assets                               29,680         33,117

PROPERTY AND EQUIPMENT - NET                            30,881         46,001
                                                     ----------     ----------

                                                     $  60,561      $  79,118
                                                     ==========     ==========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses              $  77,770      $  43,043
  Deferred revenues                                      4,745         12,178
  Short-term notes payable                              20,200         21,401
  Current portion of long-term debt                      1,013          1,013
                                                     ----------     ----------

     Total current liabilities                         103,728         77,635

LONG-TERM DEBT                                             212          1,371
                                                     ----------     ----------

     Total liabilities                                 103,940         79,006
                                                     ----------     ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Paid in capital - 1,000,000 preferred shares
    authorized; 0 shares issued and outstanding
    on June 30, 2001 and September 30, 2000                  -              -
  Paid in capital - no par common - 50,000,000
    shares authorized; issued and outstanding
    3,508,667 on June 30, 2001, 2,901,667 on
    September 30, 2000                                 687,524        535,774
  Accumulated deficit                                 (730,903)      (535,662)
                                                     ----------     ----------

                                                       (43,379)           112
                                                     ----------     ----------

                                                     $  60,561      $  79,118
                                                     ==========     ==========

        The accompanying notes are an integral part of these consolidated financial statements.

                                       HOM CORPORATION AND SUBSIDIARIES
                                    CONSOLIDATED STATEMENTS OF OPERATIONS

                                               FOR THE THREE MONTHS ENDED         FOR THE NINE MONTHS ENDED
                                                         JUNE 30,                          JUNE 30,
                                              -----------------------------     -----------------------------
                                                  2001             2000             2001             2000
                                              ------------     ------------     ------------     ------------
                                              (UNAUDITED)      (UNAUDITED)      (UNAUDITED)      (UNAUDITED)
REVENUES                                      $    15,155      $    22,837      $    50,435      $    55,556

OPERATING EXPENSES
  Advertising                                       1,244           66,389           10,034           87,954
  Salaries, commissions and benefits               33,499           23,306           69,131           72,359
  Professional fees                                52,036           26,773           56,897           40,056
  Office expense                                    3,682            7,110           24,519           33,733
  Rent                                              5,047            6,732           19,226           19,909
  Magazine printing                                 4,518            4,313           11,302           12,840
  Utilities and telephone                           1,921            4,299           15,155           14,216
  Website maintenance                                   -            4,800            4,800            9,600
  Depreciation                                      3,783            4,336           11,558            9,054
  Travel                                            5,532            3,127           13,766            7,351
  Other                                             2,882              298            6,585            3,956
                                              ------------     ------------     ------------     ------------

                                                  114,144          151,483          242,973          311,028
                                              ------------     ------------     ------------     ------------

         Operating loss                           (98,989)        (128,646)        (192,538)        (255,472)
                                              ------------     ------------     ------------     ------------

OTHER INCOME (EXPENSE)
  Interest, net                                      (742)            (140)          (1,440)          (1,854)
  Realized gains on trading securities              2,373                -            3,231                -
  Unrealized losses on trading securities            (414)               -           (3,573)               -
  Loss on disposal of equipment                         -                -             (921)               -
                                              ------------     ------------     ------------     ------------

                                                    1,217             (140)          (2,703)          (1,854)
                                              ------------     ------------     ------------     ------------

         Net loss                             $   (97,772)     $  (128,786)     $  (195,241)     $  (257,326)
                                              ============     ============     ============     ============


PER SHARE INFORMATION:
  Basic net loss per common share             $     (0.03)     $     (0.05)     $     (0.06)     $     (0.12)
                                              ============     ============     ============     ============

  Weighted average shares outstanding           3,440,668        2,733,558        3,214,888        2,156,145
                                              ============     ============     ============     ============

           The accompanying notes are an integral part of these consolidated financial statements.

                                                      3

                                             HOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                  COMMON STOCK                                   TOTAL
                                                           ---------------------------                        STOCKHOLDERS'
                                                                             PAID IN        ACCUMULATED         EQUITY
                                                             SHARES          CAPITAL          DEFICIT          (DEFICIT)
                                                           ----------       ----------       ----------        ----------
BALANCE, SEPTEMBER 30, 1999                                1,688,047          264,369         (141,623)          122,746

  Common stock issued in exchange for professional,
    website design and other services                        570,880          111,220                -           111,220
  Common stock issued for cash                               530,000          133,000                -           133,000
  Common stock issued as repayment for
    cash advances                                            112,740           27,185                -            27,185
  Net loss                                                         -                -         (394,039)         (394,039)
                                                           ----------       ----------       ----------        ----------

BALANCE, SEPTEMBER 30, 2000                                2,901,667          535,774         (535,662)              112

  Common stock issued as payment for accounts
    payable                                                   63,000           15,750                -            15,750
  Common stock issued for cash                               368,000           92,000                -            92,000
  Common stock issued as repayment for
    cash advances                                            176,000           44,000                -            44,000
  Net loss (unaudited)                                             -                -         (195,241)         (195,241)
                                                           ----------       ----------       ----------        ----------

BALANCE, JUNE 30, 2001 (UNAUDITED)                         3,508,667        $ 687,524        $(730,903)        $ (43,379)
                                                           ==========       ==========       ==========        ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                                            4

                                        HOM CORPORATION AND SUBSIDIARIES
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                         FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                                  JUNE 30,                      JUNE 30,
                                                         -------------------------     -------------------------
                                                            2001           2000           2001           2000
                                                         ----------     ----------     ----------     ----------
                                                         (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
OPERATING ACTIVITIES
  Net loss                                               $ (97,772)     $(128,786)     $(195,241)     $(257,326)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation                                               3,783          4,336         11,558          9,054
  Realized and unrealized (gains) losses
    from trading securities, net                            (1,959)             -            342              -
  Loss on disposal of equipment                                  -              -            921              -
  Expenses settled by issuance of
    common stock                                                 -         12,849              -         41,282
  Changes in deferred and accrued amounts:
    Accounts receivable                                      1,410            724         (1,714)        (2,323)
    Prepaid expenses                                             -         75,800          4,800         79,047
    Accounts payable and accrued expenses                   57,056         (4,790)        50,477           (558)
    Deferred revenues                                       (1,435)         7,231         (7,433)         9,766
                                                         ----------     ----------     ----------     ----------

         Net cash used in operating activities             (38,917)       (32,636)      (136,290)      (121,058)
                                                         ----------     ----------     ----------     ----------

INVESTING ACTIVITIES
  Purchase of trading securities                           (81,695)             -       (152,285)             -
  Proceeds from sale of trading securities                  82,779              -        143,085              -
  Purchase of property and equipment                             -              -         (1,558)       (10,466)
  Proceeds from sale of equipment                                -              -          4,200              -
                                                         ----------     ----------     ----------     ----------

         Net cash provided by (used in)
           investing activities                              1,084              -         (6,558)       (10,466)
                                                         ----------     ----------     ----------     ----------

FINANCING ACTIVITIES
  Proceeds, net of repayments, from short-term notes
    payable and stockholder advances                         1,898         (3,218)        62,751          2,716
  Repayment of long-term debt                                    -           (342)        (1,159)        (1,533)
  Proceeds from the sale of common stock                    35,000         35,500         92,000        132,500
                                                         ----------     ----------     ----------     ----------

         Net cash provided by financing activities          36,898         31,940        153,592        133,683
                                                         ----------     ----------     ----------     ----------

         Net increase (decrease) in cash                      (935)          (696)        10,744          2,159

CASH, BEGINNING OF PERIOD                                   12,368          3,395            689            540
                                                         ----------     ----------     ----------     ----------

CASH, END OF PERIOD                                      $  11,433      $   2,699      $  11,433      $   2,699
                                                         ==========     ==========     ==========     ==========


                                                                                                     (Continued)

                                                       5

                                     HOM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                  FOR THE THREE MONTHS ENDED     FOR THE NINE MONTHS ENDED
                                                           JUNE 30,                      JUNE 30,
                                                  --------------------------    --------------------------
                                                      2001           2000           2001           2000
                                                  -----------    -----------    -----------    -----------
                                                  (UNAUDITED)    (UNAUDITED)    (UNAUDITED)    (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  Cash paid for interest                           $   861        $   140        $ 1,751        $ 1,854
                                                   ========       ========       ========       ========
  NONCASH FINANCING ACTVITIES
  Common stock issued in exchange for
    professional, website design,
    advertising, and other services                $     -        $10,663        $     -        $75,747
                                                   ========       ========       ========       ========
  Common stock issued as repayment for
    cash advances                                  $     -        $15,000        $44,000        $27,185
                                                   ========       ========       ========       ========
  Common stock issued as payment for
    accounts payable                               $     -        $     -        $15,750        $     -
                                                   ========       ========       ========       ========
  Trading securities received as advances
    from stockholders                              $ 1,063        $     -        $ 4,509        $     -
                                                   ========       ========       ========       ========

          The accompanying notes are an integral part of these consolidated financial statements.

                                                    6

                        HOM CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited financial statements of HOM CORPORATION AND SUBSIDIARIES (the "Company") have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. The Company's management believes that all adjustments considered necessary for a fair presentation have been included in the financial statements. Operating results for the nine-month period ended June 30, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2001. For further information, refer to the financial statements and footnotes thereto for the fiscal year ended September 30, 2000, included in the Company's registration statement on Form 10-SB.

NOTE B - CONTEMPLATED BUSINESS COMBINATIONS
-------------------------------------------

         Management of the Company has contemplated merger transactions with other organizations that, in management's opinion, may add value to the Company's shareholders. During the quarter ended June 30, 2001, management entered into preliminary negotiations with Connectivity, Inc., a closely held Florida corporation. These preliminary negotiations contemplate a purchase of Connectivity, Inc. in exchange for 4,465,576 shares of common stock of HOM Corporation. Should these negotiations result in a purchase of Connectivity, Inc. by HOM Corporation, Connectivity, Inc. would, upon consummation of the purchase, become a wholly owned subsidiary of HOM Corporation, and the current shareholders of Connectivity, Inc. would hold 56% of the post-purchase outstanding common stock of HOM Corporation. The negotiations with Connectivity, Inc. also contemplate an option agreement for HOM Corporation to purchase Econo-comm, Inc., a Florida corporation, d/b/a Mobile Communications for a purchase price of $5 million in cash or $6 million in cash and common stock of HOM Corporation. Under the contemplated option agreement, HOM Corporation would have the exclusive right to purchase Econo-comm, Inc. for a period of three years after the consummation of the contemplated purchase of Connectivity, Inc.

NOTE C - INVESTMENTS IN TRADING SECURITIES
------------------------------------------

         In January 2001, the Company opened an investment account with a brokerage firm to maintain its holdings in marketable equity securities. The Company has classified all current financial instruments as trading securities. Realized gains and losses resulting from the sale of securities are reported based on proceeds received from the sale and the actual cost of the securities sold. Unrealized gains and losses on trading securities are reported based on the estimated fair values of the securities as reported on public exchanges. The fair values of the Company's financial instruments at June 30, 2001 approximate their carrying values.

NOTE D - SEGMENT INFORMATION
----------------------------

         The Company provided services through two industry segments during the nine months ended June 30, 2001 and 2000. The Company's real estate advertising segment provides advertising services for For Sale By Owner (FSBO) real estate and for businesses. And the Company's mortgage segment provides mortgage services to individuals and small business as a mortgage broker. The basis for identifying and measuring the results of the segment activities is consistent within the periods presented and is consistent with the basis used in the audited financial statements for the year ended September 30, 2000, included in the Company's registration statement on Form 10-SB.

         The accompanying financial statements include the following business segment information:

                                                FOR THE NINE MONTHS ENDED
                                                         JUNE 30,
                                                 -----------------------
                                                    2001          2000
                                                 ---------     ---------
                                                (UNAUDITED)   (UNAUDITED)

         REVENUES:
               Mortgage                          $ 17,670      $ 32,641
               Real estate advertising             32,765        22,915
                                                 ---------     ---------

                                                 $ 50,435      $ 55,556
                                                 =========     =========

         OPERATING LOSS:
               Mortgage                          $ 86,385      $ 71,407
               Real estate advertising            106,153       154,065
                                                 ---------     ---------

                                                 $192,538      $225,472
                                                 =========     =========

         DEPRECIATION:
               Mortgage                          $  1,586      $  1,543
               Real estate advertising              9,972         7,511
                                                 ---------     ---------

                                                 $ 11,558      $  9,054
                                                 =========     =========
         CAPITAL ADDITIONS:
               Mortgage                          $      -      $  1,560
               Real estate advertising              1,558        45,556
                                                 ---------     ---------

                                                 $  1,558      $ 47,116
                                                 =========     =========

         PROPERTY AND EQUIPMENT - NET:
               Mortgage                          $  8,503      $ 10,972
               Real estate advertising             22,378        38,046
                                                 ---------     ---------

                                                 $ 30,881      $ 49,018
                                                 =========     =========

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Reference is also made to other filings by the Company with the Securities and Exchange Commission, financial statements therein and management's discussion and analysis related to such financial statements, particularly the financial statements and management's discussion and analysis contained in the Company's Form 10-SB/A with filing date of April 10, 2001.

         The Company's financial position is not good. It has never earned a profit, has incurred an accumulated deficit of $730,903 as of June 30, 2001 and does not believe that it has immediate access to material additional capital. Revenues of the Company's magazine, HOMES BY OWNERS, will need to improve substantially and/or the number of mortgage closings will need to increase substantially for the Company to survive in its present form. If the Company is unable to do this, it will not be able to continue as a going concern. The Company has reduced its annual expenses an estimated $40,000 a year since December 2000, (i) by moving to smaller and less expensive premises and (ii) by replacing the employee who handled the production of HOMES BY OWNERS through the performance of his functions by other Company personnel. These expense reductions, however, do not eliminate the Company's current operating deficits. Although there has been an increase in customer interest in mortgage financings, believed to be a result of declining interest rates, there can be no assurance that the Company can survive with its present operations. The Company, therefore, is seeking a merger or other business combination or strategic alliance with a stronger partner that would be attracted by the business potential and/or the business structure of the Company, including its situation as an entity whose common stock has been registered under Section 12(g) of the Securities Exchange Act of 1934.

         The Company currently lacks and has during its existence lacked liquidity as a result of its lack of initial financing and its continuing operating deficits. It has maintained its ability to pay expenses through the sale of its common stock from time to time, principally to its directors who have made multiple investments. It is anticipated that the Company will remain dependent on such funding, as to which there is no assurance that it will continue, until it is able to arrange a financing of the Company or it is able to arrange a merger, joint venture or other strategic alliance with a financially sound entity, as to which there is no assurance. The Company has no material commitments for capital expenditures, and has no need, in its present operations, to make material capital expenditures.

RESULTS OF OPERATIONS

         o        Quarter ended June 30, 2001 compared with Quarter ended June
                  30, 2000.

         Revenue decreased $7,682 from $22,837 to $15,155, or 33.6%, as a result of a decrease in the number of mortgage financings closed.

         The operating loss decreased $29,657 from $128,646 to $98,989, or 23.1%, principally as a result of a decrease in advertising expense of $65,145 as a result of a reduction in business radio advertising. Lesser decreases occurred in website maintenance, office expense, utilities and telephone, professional fees, rent and depreciation. The decreases were partially offset by an increase of $25,263 in professional fees from $26,773 to $52,036, or 94.4%, largely as a result of increased professional work required in connection with the compliance costs resulting from registration under the Securities Exchange Act of 1934 and increased work related to potential business transactions; an increase of $10,193 from $23,306 to $33,499, or 43.7% in salaries, commissions and benefits, principally resulting from accruing salary at the rate of $6,000 a month from May 1, 2001 for the Chairman and CEO, and lesser increases in travel, other and magazine printing, together with the decrease in revenue noted above.

         o Nine months ended June 30, 2001 compared with nine months ended June 30, 2000.

         Revenue decreased $5,121 from $55,556 to $50,435, or 9.2%, as a result of financings closed, offset in part by income from HOMES BY OWNERS, which was not published in the first three months of the 2000 nine months period.

         The operating loss decreased $62,934 from $255,472 to $192,538, or 24.6%, principally as a result of decreases in advertising of $77,920 largely as a result of a reduction in radio advertising. Lesser decreases occurred in office expense; website maintenance; salaries, commissions and benefits; magazine printing, and rent. The decreases were partially offset by an increase of $16,841 in professional fees and lesser increases in travel, other, depreciation and utilities and telephone, together with the decrease in revenue noted above.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         The Company has net operating loss carryforwards as at September 30, 2000 totaling $149,805 that may be offset against future taxable income until 2018, 2019 and 2020. In view of the losses sustained in the nine months ended June 30, 2001, the net operating loss carryforwards will have increased as of that date. This amount, together with $8,826 relating to intangible assets and $909 relating to property and equipment resulting from differences in reporting for income tax and financial statement purposes, or a total of $159,540 as of September 30, 2000, are assets of the Company that may be used against future taxable income. For financial statement purposes, a valuation allowance of $159,540, or 100%, has been taken against those assets as of September 30, 2000. In effect, a larger valuation reserve is being taken against the larger amount of such assets as of June 30, 2001. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. The deferred tax asset, therefore, is not reflected as an asset of any value in HOM's Consolidated Balance Sheet as of September 30, 2000 or June 30, 2001, but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.

LIQUIDITY

         With the recurring losses and continued demand on cash flow by operating and investing activities, there can be no guarantee of the Company's liquidity. Since it began operations, the Company's cash flow needs have been funded by its financing activities. Specifically, the Company has drawn upon a few investors to infuse capital to fund operations. Current and continued operations are dependant on the continued funding of such capital until the Company's revenues increase to a level sufficient to cover its operations. However, there can be no assurance that such funding will continue or that revenues will increase. The Company has no material commitments for capital expenditures and has no need, in its present operations, to make material capital expenditures.

ACCOUNTING AND REPORTING CHANGES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. The statement is effective for all business combinations initiated after June 30, 2001. The Company plans to account for the contemplated business combinations in accordance with SFAS No. 141.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of SFAS No. 142 will not have a material impact on the financial position of the Company.

         Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

OTHER

         Certain items discussed in this quarterly report may constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this quarterly report. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based.


PART II -- OTHER INFORMATION.

ITEM 1.  LEGAL PROCEEDINGS

         NA

ITEM 2.  CHANGES IN SECURITIES

         NA

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

         NA

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         NA

ITEM 5.  OTHER INFORMATION

         NA

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         None

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 2001.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                              HOM CORPORATION


Date:  August 14, 2001                        By: /s/ Robert S. Wilson
                                                 -------------------------------
                                                  Robert S. Wilson, Chairman and
                                                  Chief Executive Officer