Form 10KSB
period 2001-09-30
HOM CORP
filed 2002-01-15
CIK 1133798

                                                   [As field with the Securities
                                                      and Exchange Commission on
                                                               January 15, 2002]

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2001

                         Commission file number 0-32335

                                 HOM Corporation
                 (Name of small business issuer in its charter)

          Georgia                                       58-2558702
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

           4210 Columbia Road, Suite 10-C
                 Martinez, Georgia                         30907-0401
      (Address of principal executive offices)             (Zip Code)

Issuer's telephone number (706) 228-5087

Securities registered under Section 12(b) of the Exchange Act:


   Title of each class                Name of each exchange on which registered
           N/A                                           N/A

Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year. $65,819

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

There is no trading market in the common stock of the issuer, its only common equity. Over the past year and a half private sales of the common stock of the issuer have been made at $.25 a share, with one exception, and shares were issued on the basis of $.25 a share on January 9, 2002. Based on such price, the aggregate market value of the common stock of the issuer as of January 9, 2002 and January 11, 2002, excluding 1,433,795 shares held by affiliates, was $599,847.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of January 11, 2002, there were 3,833,182 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE STRUCTURE

         HOM Corporation ("HOM"), a Georgia corporation incorporated May 4, 2000, is a holding company. HOM has two operating wholly-owned subsidiaries, Homes By Owners, Inc. ("Homes"), a Georgia corporation incorporated December 6, 1999, and Direct Lending, Inc. ("Direct"), a Georgia corporation incorporated January 9, 1997 and formerly named Southern States Lenders, Inc. Homes publishes and distributes a monthly magazine, FOR SALE BY OWNER AND BUILDER, known prior to the January 2002 issue as HOMES BY OWNERS, listing residential properties in the Augusta, Georgia/Aiken, South Carolina metropolitan area for sale by their owners and advertisements, most, but not all of which relate to the real estate business. These listings are also carried on Homes' website, www.homesbyowners.net. Direct is a licensed mortgage broker working with various financial institutions and underwriters. HOM, Homes and Direct are collectively referred to as the "Company."

SUMMARY OF CURRENT SITUATION AND PARTICULAR DEVELOPMENTS

         The Company is not currently profitable. As a result the management of the Company is seeking acquisitions, joint ventures and business arrangements that would include profitable operations, attractive business activities that would enable HOM to raise additional funds and cost sharing ventures. HOM would be willing to sell any of its operations on acceptable terms. See COMPETITIVE SITUATIONS OF HOMES BY OWNERS, INC., and COMPETITIVE SITUATIONS OF DIRECT LENDING, INC.

         Discussions have been held with Robert H. Sauls, the sole owner of Factory Built Homes, Inc. ("Factory") which owns and operates a factory built and mobile home sales operation in Durham, North Carolina. Factory's operations are similar to those of Apple Homes Corporation ("Apple"), the former parent of HOM's subsidiary, Direct. Robert S. Wilson, the Chairman and CEO of HOM, had been chairman of the Board of Directors, and Bryce N. Batzer, the other director of HOM, had been a director, of Apple. Thus they have had substantial experience with the type of business performed by Factory. These discussions contemplate a business combination in which Factory would be acquired by Direct in exchange for a 50.1% equity interest in Direct, and Mr. Sauls would become chief executive officer of Direct. Direct would then establish a factory built and mobile home sales operation in the Augusta area possibly through the acquisition of an existing operation. Mr. Sauls and James H. Johnson III, who has been involved in producing factory built homes, would become directors of Direct, along with Messrs. Wilson and Batzer and would also become directors of HOM, also along with Messrs. Wilson and Batzer. It is contemplated that at some future time, the shares of Direct owned by HOM might be distributed to the shareholders of HOM, but there can be no assurance that any such distribution will be effected. There currently exists no memorandum of understanding, letter of intent or other agreement as to the proposals in these discussions, and there can be no assurance that any final understanding or agreement will be reached.

         In May 2001 HOM signed a Letter of Intent (Exhibit 10.2 hereto) for the acquisition of Connectivity, Inc. ("Connectivity"), and an option to acquire Econo-Comm, Inc., which is doing business as Mobile Communications ("Mobile.com"). The Company determined not to go forward on the basis of the Letter of Intent, which has terminated automatically in accordance with its terms.

         HOM has retained Howard Bronson Associates, Inc. ("Bronson") to assist HOM in its funding efforts and to introduce HOM to brokers who might be interested in making a market in HOM's common stock (there currently are no market makers and no trading market in HOM's common stock and there is no assurance that such a trading market will develop in the near future, if ever). The retention agreement is Exhibit 10.3 hereto. The Company has made $3,500 of the required $7,500 payment thereunder, and although the 90 day period specified therein for payment and services has expired, the Company is continuing to work with Bronson with a view to accomplishing the objectives of the retention agreement.

         Homes has entered into an understanding with Business Marketing and Consulting, Inc. ("Business Marketing") to share in the expenses of FOR SALE BY OWNER AND BUILDER, the magazine published and distributed by Homes. There is no written agreement in this regard, although one is currently being negotiated. Business Marketing made an initial payment of $1,000 in June 2001 and further payments of $1,500 each in July through December 2001 other than for November, in which month the ads procured by Business Marketing were not run. These monthly payments are approximately one-half the direct cost of producing, printing and distributing an issue of FOR SALE BY OWNER AND BUILDER. In consideration of the monthly payment of $1,500, Business Marketing is entitled to solicit advertisements to be published in FOR SALE BY OWNER AND BUILDER, the proceeds of which are retained by Business Marketing. Business Marketing has been submitting two full pages, one half page and two business cards of advertisements, the standard rates for which aggregate $1,300, which have been published in FOR SALE BY OWNER AND BUILDER in each issue from July 2001 through January 2002, other than November 2002. The Company has imposed no limit on the number of pages in FOR SALE BY OWNER AND BUILDER that Business Marketing can use but would negotiate with Business Marketing as to the arrangements for publication of advertisements procured by Business Marketing if the standard rates for the pages published should materially exceed the payments received from Business Marketing.

CORPORATE DEVELOPMENT

         Direct was acquired by Apple Homes Corporation ("Apple") on October 1, 1998. Thereafter Apple determined that it was not appropriate to continue to engage in the mortgage business of Direct. The shareholders of Apple of record March 1, 1999 received one share of Direct common stock for each 10 shares of common stock of Apple that they then held, fractional shares being rounded up to the next full share. Additional common stock of Direct was sold to private investors. In late 1999, Direct determined that it would be desirable to use a separate entity for the real estate for sale by owner business (or "FSBO" business, as referred to in the industry) it wished to enter. Homes was established for this purpose.

         As interest rates rose in 2000 and the mortgage business of Direct (and other mortgage businesses in the Augusta area) declined, the Company determined that it would be preferable to reorganize so that the investor-owned company would be Homes, rather than Direct. To facilitate this switch, Homes incorporated a subsidiary, Augusta Lenders, Inc. ("Augusta") into which Direct could merge. Subsequently it was decided that it would be preferable to reorganize so that the investor owned company would be a holding company instead of one of the operating companies.

         To attain this structure, the Chairman of Direct and Homes, Robert S. Wilson, organized HOM with a minimal initial investment. Homes transferred all the outstanding stock of Augusta to HOM, and HOM contributed 2,632,776 shares of its common stock, the same number of shares of its common stock as the number of then outstanding shares of Direct common stock, to Augusta. Direct and Augusta merged effective July 5, 2000. Pursuant to Georgia law, the shareholders of Direct became shareholders of HOM, and Direct became a wholly owned subsidiary of HOM. Direct then transferred all the outstanding common stock of Homes to HOM. The result was an investor-owned HOM with two wholly-owned subsidiaries, Homes and Direct. This business combination and the changes to the organizational structure, in effect an internal reorganization, did not affect the proportional interests of the shareholders or the businesses and operations in which they were investing or their rights in the business, since HOM and Direct are Georgia corporations with the same powers and rights of shareholders.

BUSINESS OF HOMES BY OWNERS, INC.

         FOR SALE BY OWNER AND BUILDER, Homes' monthly magazine, currently contains 16 pages. It has listings of residential properties for sale in the Augusta, Georgia and Aiken, South Carolina metropolitan area, and advertisements, most, but not all, of which relate to the real estate business. The residential listings usually take a horizontal quarter page and feature a color photograph of the house. The advertisements are of local realtors, service companies and providers and merchants, and have represented an increasing proportion of the revenue of FOR SALE BY OWNER AND BUILDER magazine.

         Basic rates for a standard quarter page residential listing are $199 to present a color photograph and text for one month, $399 to present a black and white photograph for three months with internet listing and $599 to present a color photograph and text for three months, with internet listing. In each case a durable sign with the legend "Homes By Owners" and a telephone number, usually of the homeowner but, at his option, of Homes, is available to the listing home owner for a fee of $30, refundable upon return of the sign. Most residential listings are for three months in color. Commercial rates commence at $75 for including a business card and $150 for a quarter page in one issue to $1,125 for a full page in three issues. See SUMMARY OF CURRENT SITUATION AND PARTICULAR DEVELOPMENTS, page [3], for arrangements for payment by Business Marketing for space in FOR SALE BY OWNER AND BUILDER magazine.

         The January 2002 issue contains 5 residential four-month listings on the $599 basis, two double listings on a half page (January 2001 was 23, one a double listing) and one on the one month $225 basis (January 2001 was none) and 6 1/4 pages of commercial advertising by non-affiliates (January 2001 was 6 pages). In addition, 3 residential listings, one a double listing, were published pursuant to a previous arrangement to publish listings until a property is sold. Homes' revenues since January 1, 2000 may be allocated between residential property owners listing their homes for sale and other advertisers as follows:

               Period                    Residential Property Owners       Other Advertising
               ------                    ---------------------------       -----------------
   October 1 - December 31, 2001                   $3,097                       $7,321

October 1, 2000- September 30, 2001                $14,628                      $33,521

 October 1, 1999-September 30, 2000                $12,704                      $13,460

         The Company believes that the increase in revenue from other advertising and the decrease in revenue from residential property owners from fiscal 2000 to the nine months ended June 30, 2000 are primarily the result of the marketing focus of the Company on other advertisers rather than residential property owners. In August 2001 Homes retained an independent contractor as a telemarketer for residential property advertising, and an independent contractor to generally seek advertising revenue, neither of whom now works with the Company.

         FOR SALE BY OWNER AND BUILDER is distributed throughout the Augusta/Aiken metropolitan area in racks provided by Homes. Distribution sites include supermarkets, drug stores, convenience stores, banks and commercial establishments, and a modest fee is paid to some high traffic locations, such as supermarkets. FOR SALE BY OWNER AND BUILDER is replaced with a new issue on a monthly basis. Currently approximately 19,000 copies of an issue of FOR SALE BY OWNER AND BUILDER are printed for distribution and distributed monthly to approximately 250 locations and, for the first time in January 2002, to approximately 3,000 individuals, through the U.S. Postal Service.

         Homes has established a website, www.homesbyowners.net, with information concerning Homes and its services, support services such as a calculator to help buyer determine what they can afford and color pictures and summary information about the listings. While most internet residential property presentations are in conjunction with a three month color listing in FOR SALE BY OWNER AND BUILDER, a listing can be placed on the website only for $50. A website listing will remain until the house is sold or the listing person directs that it be removed, subject to the right of Homes to remove stale listings. On January 11, 2002 there were 28 houses on Homes' website, 22 in Georgia and 6 in South Carolina, 8 of which are not in connection with a listing in FOR SALE BY OWNER AND BUILDER magazine. During the past year, the number of website listings have been in the 20-25 house range.

         In July 2001, Homes joined the FSBO Network. FSBO Network, through its website, www.fsbonetwork.com, presents listings of FSBO's throughout the United States. Previously Homes was a part of FSBO online and the National For Sale By Owners Network, but ceased being a member of either in November 2001 since these services are duplicative of FSBO Network. If one seeks home sale information for Augusta, Georgia or Aiken, South Carolina, one finds a listing for Homes and can then link to the Homes website with all its listings. In each case, the identification of Homes and its website form the only presentation for Augusta, Georgia or Aiken, South Carolina. Through these networks, Homes has attained national coverage. Homes pays a total of $175 a month for its listing, which is on a monthly basis, as its only payment obligation. Homes has no individualized contract or arrangement in connection with the FSBO Network website.

         As noted under COMPETITIVE SITUATION OF HOMES BY OWNERS, INC., to become profitable the current operations of Homes need financial resources that currently are not available. Although the Company is seeking such resources, directly through a strategic arrangement, joint venture or merger or indirectly by benefiting from a financing or other transaction by its parent, HOM, it may be unsuccessful. To give Homes added substance, Robert S. Wilson, the Company's chairman, and Bryce N. Batzer, the other director, each invested an additional $25,000, each receiving 100,000 shares of HOM common for such payment, to establish a $50,000 trading account for Homes that Mr. Wilson directed in an attempt to produce funds for Homes and the rest of the Company. Because of the operating needs of HOM and its subsidiaries, withdrawals were made from the trading account for the operating account, leaving approximately $17,000 in the trading account on July 16, 2001. The Board of Directors of HOM then decided that Mr. Wilson's efforts would be better directed toward other operations, and the trading account balance has been used for the Company's working capital. Mr. Wilson's management of the trading account resulted in a net realized profit of approximately $3,000 with some remaining unrealized net loss, resulting in a small net loss from the trading account's operation.

COMPETITIVE SITUATION OF HOMES BY OWNERS, INC.

         Currently there is no FSBO magazine in the Augusta/Aiken metropolitan area other than FOR SALE BY OWNER AND BUILDER, although there is a magazine, PHOTO BUYS, that contains photographs of any product for sale, including homes, on one-eighth pages. Automobiles are the predominant product appearing in PHOTO BUYS. The homes appear in black and white with brief descriptions at a cost of $35 for four weeks, $75 until the product sells and $25 more to be put on the Internet. During 1999, the Company worked with the publishers of a FSBO magazine that had been in existence for approximately five years, DIRECT FROM OWNER, with a view to acquiring the magazine and its staff. When the negotiations proved fruitless, they were broken off, and Homes was organized and published the first issue of HOMES BY OWNERS in January 2000. No issues of DIRECT FROM OWNER have appeared since HOMES BY OWNERS commenced publication.

         Homes must attract more listings and other advertising if FOR SALE BY OWNER AND BUILDER is to become profitable. See MANAGEMENT'S DISCUSSION AND ANALYSIS. The Company has examples of FSBO magazines from other areas that seem to indicate that an area the size of the Augusta/Aiken metropolitan area can support a successful FSBO magazine. However, management believes that the maximum profit FOR SALE BY OWNER AND BUILDER can generate in the August/Aiken metropolitan area, even if successful, is limited.

         Although the FSBO approach is competitive with realtor brokerage in the sale of residential properties, it also can be complementary. The Company, based on the observations of its personnel, believes that a substantial portion of residential properties that it has listed for sale by owner, are not actually sold by their owners. If a sale is still needed, the intervention of a broker is sought. Thus FSBO residential listings ultimately can prove to be leads for real estate brokers.

         Homes has arranged with Jeff Keller Realty, a Century 21 realtor in Augusta, to advertise some of its brokerage listings in FOR SALE BY OWNER AND BUILDER. Jeff Keller Realty purchased a full page advertisement in each of the July - January 2002 issues to advertise available residential properties for which it was acting as broker. Jeff Keller Realty also is willing to give persons making FSBO listings in FOR SALE BY OWNER AND BUILDER the right to apply their payment to Homes against any brokerage commission it may receive if its services are ultimately used in effecting sale of the property. Jeff Keller Realty is willing to do this, charging approximately a half commission, 3-3 1/2 %, because there is no need to split a normal commission (6-7%) with a listing broker. These arrangements are verbal, not having been reduced to writing.

         The Company has contemplated establishing or acquiring a realtor to gain the full benefits of the synergy with a realtor. The Company has had discussions with individuals with a view to establishing its own realty company and with existing realty companies with a view to an acquisition or merger. None of these discussions has led to an appropriate agreement. The only current ongoing discussions in this regard with realtors or realty companies involve Jeff Keller Realty, with which the Company is exploring the possibilities of establishing a separate realty operation in the Martinez and Evans Georgia area, which is, not competitive with the South Augusta area serviced by Jeff Keller Realty.

         The Company believes that, in fact, there is a natural affinity between realtors and FSBO magazines. It believes a realty operation can otherwise benefit from access to the product stream generated by a FSBO magazine operation. For example, a realtor has the opportunity to identify distressed sale situations that can be acquired by the realtor at favorable prices.

         The Company believes that there are few, if any, business operations, other than those of the Company, that combine a FSBO magazine, a sophisticated website, a relationship with a realtor and a mortgage company. Such a package of services caters to the full needs of buyers and sellers of residential properties. The current structure of the Company reflects the partial fulfillment of such an integrated operation. As the Company gains experience with such an operation, it believes it would be feasible to franchise or joint venture such operations outside the Augusta/Aiken metropolitan area. There are no current plans or arrangements for such expansion, although Business Marketing, which is sharing in the expense of FOR SALE BY OWNER AND BUILDER, has expressed an interest in producing magazines in other Georgia and South Carolina areas (see DESCRIPTION OF BUSINESS - CURRENT SITUATIONS AND KEY Developments).

         There is nothing proprietary in the Company's concept of such an integrated operation. If the Company were to successfully establish such integrated operations in the Augusta/Aiken metropolitan area or elsewhere, it anticipates that it would be met with competition by realtors, FSBO magazine owners and others with substantially greater resources than the Company. This competition could deny or restrict the ability of the Company to successfully deploy its desired integrated operation.

         The Company currently lacks the resources to expand the operations of Homes and its magazine, FOR SALE BY OWNER AND BUILDER, sufficiently to enable its operation to become profitable, much less engage in franchises or joint ventures. As a result, it is considering a sale of the magazine or, preferably, a joint venture that would involve the funding of FOR SALE BY OWNER AND BUILDER until its operation becomes profitable. Although the Company has been in discussions with various persons concerning a sale or joint venturing of FOR SALE BY OWNER AND BUILDER and its related website, and its current arrangement with Business Marketing provides funding for approximately one-half the direct expenses of producing FOR SALE BY OWNER AND BUILDER magazine, there are no commitments or agreements for any such sale or joint venture.

BUSINESS OF DIRECT LENDING, INC.

         Direct is a mortgage company. It locates sources of capital willing to grant home mortgage loans to customers of Direct. Direct acts as a broker and is paid a fee by the customer upon the closing of a loan to a customer. These payments result from origination fees and yield spread income totaling approximately $2,000 in the case of most of the loans closed by Direct.

         James Samaha, Direct's only full time employee, has been working with Direct since October 2001. He has been compensated, and is continuing to be compensated, solely through 50% of the commissions received by Direct at mortgage closings. Mr. Samaha has succeeded Bill Slocumb, a Vice President of HOM and President of Direct, who resigned effective August 10, 2001. Mr. Slocumb also had been compensated solely through 50% of the commissions received by Direct at mortgage closings, but had been allowed a draw against commissions. Mr. Slocumb's draw aggregated $5,537 when he resigned, which amount the Company does not anticipate recovering. Direct then agreed with Jeff Grossman, who has had substantial experience in the mortgage business and intended to act through his consulting company, Landmark and Consulting Management, as an independent contractor, to oversee mortgage financings for Direct. Although Mr. Grossman worked with Direct for a couple of months, he and Direct were unable to come to an arrangement for his compensation, and no compensation was ever paid to him. Outside originators are also paid commissions of 50%, although recently a mortgage broker, awaiting his license in Georgia, has worked with Direct and received a commission of 70% which the Company deemed reasonable in view of the work performed by the individual. Administrative support is provided principally through a portion of the time of Theresa A. Varin, Secretary-Treasurer of the Company.

         Sources of capital that have provided home mortgage loans to customers of Direct include finance companies, banks and wholesale lenders. Direct has experience in dealing with potential sources of capital, and seeks loans where it believes it will have the greatest success. Most of the lenders, and all the recent lenders, have been entities that are willing to underwrite high risk loans, often to customers with impaired credit ratings. Direct seeks customers principally by contacting realtors in the Augusta/Aiken metropolitan area that have clients that need mortgage financing to be able to purchase homes. Direct also is in touch with persons who insert listings in FOR SALE BY OWNER AND BUILDER to determine if persons purchasing FSBO homes need financing. Direct, in early Spring 2001, came to an understanding with Americas Choice, a mortgage company that specializes in Veterans Administration financings, that Americas Choice would, for a fee payable if Direct is able to arrange a mortgage, refer to Direct on a non-exclusive basis potential customers who are seeking loans of a type not handled by Americas Choice. Direct believes such referrals could materially enhance its access to potential borrowers on a cost effective basis, although it has no assurance that this will occur. This understanding, however, has not been reduced to an agreement, and no referrals have been made. Direct will negotiate the specific arrangements and fees when referrals are actually made.

         When a lending institution indicates an interest in providing a loan to a Direct customer, Direct provides the appropriate documents and supervises their completion and the various steps needed to complete the loan. Direct attends the closing of the loan. Direct provides value by facilitating the entire loan process. It receives a commission, which normally is approximately $2,000, when, and only when, the loan closes.

         The mortgage business in the Augusta/Aiken metropolitan area was adversely affected during much of 1999 and 2000 by rising mortgage rates. Rising interest rates particularly affect the refinancing of mortgage loans. Refinancings occur when interest rates drop, so that home owners can save money through changing to mortgages with interest rates lower than those of the mortgage to which their property is subject. Mortgage interest rates declined in late 2000 and in 2001. With the decline in rates, Direct is experiencing substantially increased inquiries concerning mortgage financing, and the Company believes its business should improve. Direct has closed mortgage loans as follows:

                                                     Number of Mortgage
                     Period                             Loans Closed
                     ------                             ------------
January 1, 1999-September 30, 1999*                          9
October 1, 1999-September 30, 2000                           14
October 1, 2000- September 30, 2001                          7
October 1, 2001 - December 31, 2001                          5

*  Prior records unavailable

         In spite of the increased inquiries concerning mortgage financing, the number of mortgage loans closed in the last half of 2001 did not increase to the extent anticipated by the Company. The Company believes that this failure to increase was principally due to the inability of prior personnel to originate satisfactory potential mortgage customers and to close transactions for customers. Direct believes that this personnel situation has been remedied through the participation of Mr. Samaha, as evidenced in an increase in closings from 0 in the quarter ended September 30, 2001 to 5 in the quarter ended December 31, 2001, but there can be no assurance that the business of Direct will substantially improve or that a adequate level of loan closings can be reached.

         The Company believes that Direct's mortgage business is assisted by Home's FSBO business, which produces customers. In turn, Direct's mortgage business assists Home's FSBO by facilitating mortgage financing for purchasers from Home's customers. Nevertheless, Direct's business is not currently profitable and it would need to increase to at least 3 or 4 mortgage loan closings a month to reach a break even point, of which there is currently no assurance. Because the expenses of Direct are not great, the Company plans to continue the operations of Direct, even though it is not profitable. It will not, however, seek to develop Direct's business, other than through the general efforts of Mr. Samaha, who is being compensated solely on a commission basis. The Company plans to revisit the Direct situation by mid-year 2002 to determine the action to be taken in light of the business and operations of the Company at that time.

COMPETITIVE SITUATION OF DIRECT LENDING, INC.

         The mortgage brokerage business is highly competitive. Many mortgage borrowers deal directly with institutions, such as banks and savings and loan associations, so that mortgage brokers are not used at all. Most mortgage brokers are more established, larger and better capitalized than Direct.

         As a result, Direct tends to get customers who have poor credit and otherwise present borrowing difficulties. This requires a more extensive effort on the part of Direct to find lenders, if any, which will accept the risk of the loan. It also increases the probability that a lender ultimately will decide not to provide a loan to a customer, even after Direct has invested substantial effort in connection with the proposed borrowing. Direct estimates that 20-30% of the customers who duly complete mortgage applications through Direct close the loan they seek. These persons represent not more than 5% of persons who initially seek loans through Direct.

GOVERNMENT REGULATION OF DIRECT

         As a mortgage broker, Direct is required to be licensed. It is licensed in Georgia and, until recently, also in South Carolina. The Company voluntarily surrendered its South Carolina license because the added expense of personnel, an office and compliance with the regulatory laws made profitable operation in South Carolina unlikely in the near term. It believes that the cessation of its mortgage activities in South Carolina, therefore, will not materially adversely affect its business results. The Company believes that Direct could be re-licensed in South Carolina, if that were desirable.

COMPANY EMPLOYEES AND OTHER WORKERS

         The Company has four employees, one of whom performs administrative and clinical services on a part time basis, and also uses independent contractors for various services when needed. HOM's Chairman and Chief Executive Officer, Robert S. Wilson, is currently serving full time without receiving compensation, although the Board of Directors of the Company has authorized a salary of $72,000 a year. The Company is accruing the salary and related benefits on a monthly basis from April 1, 2001. Mr. Wilson has indicated a willingness to accept, and the Company has agreed to issue, HOM common stock at $.25 a share for his accrued salary of $54,000 through December 31, 2001, which, after estimated withholding of income and FICA taxes of $14,931, would be $39,069, resulting in 156,276 shares of HOM common stock issuable to him. Such shares are to be issued to him no later than June 30, 2002.

         HOM's Secretary-Treasurer, Theresa A. Varin is principally responsible for producing FOR SALE BY OWNER AND BUILDER magazine and otherwise performs administrative and clerical services for the Company. Homes has an independent contractor who distributes the magazine in the Augusta/Aiken metropolitan areas. Homes has paid, and is willing to continue to pay commissions of 25% on advertisements and listings for FOR SALE BY OWNER AND BUILDER magazine procured by third parties.

         Direct has one employee. James Samaha, is compensated solely from 50% of commissions received by Direct. Theresa Varin, Secretary-Treasurer of the Company handles administrative functions for Direct, including assisting in the processing of mortgage loans. SEE BUSINESS OF DIRECT LENDING, INC.

MISCELLANEOUS

         The Company is not dependent on any particular customer or customers or any particular supplier or suppliers. It currently holds no patents, trademarks, licenses, franchises or concessions, and it has no royalty agreements or labor contracts. The Company has made no expenditures on research and development activities, although it continually is attempting, with its limited resources, to improve the quality of its products and services. It has had no costs of compliance with, and has not been affected by, environmental laws.

RISK FACTORS RELATING TO THE COMPANY'S BUSINESS

         Because of the recent inception, current lack of profitability and nature of the Company's business, it encounters many risk factors. Each of these factors, as well as matters set forth elsewhere in this Form 10-KSB, could adversely affect the business, operating results and financial condition of the Company.

SHORT OPERATING HISTORY - NO ASSURANCE OF PROFITABILITY

         The Company has a short operating history. Although Direct commenced its mortgage business in 1997, original management was replaced in the latter part of 1998 and its present ownership dates from early 1999. See CORPORATE DEVELOPMENT. Homes' magazine, FOR SALE BY OWNER AND BUILDER, commenced in January 2000. The operations of neither Direct nor Homes are currently profitable. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to attract and retain sufficient customers to attain its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to offset not only its present expenses but these additional expenses to achieve profitability.

COMPETITION COULD NEGATIVELY AFFECT REVENUES

         The business of the Company is highly competitive. See COMPETITIVE SITUATION OF HOMES BY OWNERS, INC. and COMPETITIVE SITUATION OF DIRECT LENDING, INC. Additional competitors may also enter the market and future competition may intensify. Most of these competitors have substantially greater financial resources than the Company, and they and their capital providers may be able to accept more financial risk than the Company and its capital providers prudently can manage.

CONCENTRATION OF SHARE OWNERSHIP GIVES INSIDERS CONTROL

         The Company's two directors Bryce N. Batzer and Robert S. Wilson, own 37.4% of HOM's outstanding common stock as of January 11, 2002, and, with three other principal shareholders, David R. Baker, Carmine Cacciavillani and M. Michael Pisani, own 63.8%. (These amounts include shares deemed to be owned by the individuals for reporting purposes, even if they disclaim beneficial interest.) In addition, Mr. Wilson has agreed to accept stock for his accrued salary through December 31, 2001, SEE COMPANY EMPLOYEES AND OTHER WORKERS, page [9], and Mr. Baker has agreed to convert the balance of his advances to the Corporation into HOM common stock. SEE ITEM 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS -PERIOD FROM OCTOBER 1, 2000 TO JANUARY 11, 2001, WHICH COULD INCREASE THEIR CONCENTRATION OF SHARE OWNERSHIP. As a result, these persons can determine the outcome on all matters submitted to the shareholders, if they act together. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

NEED FOR, AND POSSIBLE DIFFICULTIES IN SECURING, FUTURE FUNDING, DIRECTLY OR THROUGH AN ALTERNATIVE TRANSACTION

         The Company will have to secure future funding within the next 3 to 6 months, either debt or equity, in order to finance its activities. Such funding will continue to be needed unless and until the operations of the Company become self-sustaining. There can be no assurance that any such funding will be available to the Company or that, if it is, it will be available on terms favorable to the Company. At the present time, the Company does not have access to material additional capital. Since the present management of the Company acquired Direct in the latter part of 1998, it has financed much of its operations from the sale of stock to Robert S. Wilson, Chairman of HOM, and to Bryce N. Batzer, a director of HOM, and to a limited number of principal investors, and, as of January 11, 2002, it has borrowed $20,200 from a bank with a guarantee by Mr. Wilson, $43,000 from Mr. Batzer and $30,000 from David R. Baker, a partner of counsel to the Company and obtained a net advance of $23,657 from Mr. Wilson's wife, Judith C. Wilson. It is unlikely that these funding sources will be sufficient to satisfy the Company's future, increasing financing demands. Accordingly, the Company may have to seek additional funding from other outside sources or, in the alternative, seek a sale, merger or other transaction with a stronger entity able to fund the Company. There can be no assurance that outside funding or an alternative transaction will be available to the Company at the time and in the amount to satisfy the Company's needs, or, if such funding or alternative transaction is available, that it will be available on terms favorable to the Company. If HOM issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of HOM's shares, or, in the case of an alternative transaction, will receive securities in a continuing entity providing them relatively lesser rights than they now possess. In case of a sale, shareholders' proceeds may be limited. In the event HOM issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than those currently possessed by holders of HOM's common stock. If a transaction directly involved Homes or Direct, current HOM shareholders might lose or be diluted in their individual interests in Homes or Direct.

POSSIBILITY THAT THE COMPANY MAY NOT BE ABLE TO CONTINUE AS A GOING CONCERN

         The Company has realized only limited revenue since it commenced business. It has not yet established sources of revenue sufficient to cover its operating costs. For the years ended September 30, 2001, 2000 and 1999, the Company had net losses of $346,399 $394,039 and $87,592, respectively. The Company's accumulated deficit at September 30, 2001 was $882,061. The Company's management has included a statement in NOTE1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES in the NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS set forth in Part F/S of this Form 10-KSB that the Company's "ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement its business plan and to generate profits sufficient to become financially viable." In rendering its report on the Company's financial statements (see REPORT OF ELLIOTT DAVIS, L.L.P., INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS), the auditors of the Company's financial statements have referred to the statement in Note 1 as to the uncertainty of the ability of the Company to continue as a going concern and stated that "[T]he financial statements do not include any adjustments that might result from the outcome of this uncertainty." Until the Company's operations are profitable or it enters into a transaction with another entity that would fund the operations of the Company, there is no assurance that the Company will be successful in doing so and that the Company can continue in business. The Company does not currently have immediate access to material additional capital.

POSSIBILITY THAT NO PUBLIC MARKET OR ONLY A LIMITED PUBLIC MARKET WILL BE ESTABLISHED FOR THE COMMON STOCK OF HOM

         HOM's common stock and Direct's common stock, which HOM's common stock has automatically been replaced as a result of the reorganization of the Company, see BUSINESS DEVELOPMENT, have never been traded in a recognized public market. The transfer agent of the common stock of Direct, which will be the transfer agent of the common stock of HOM, is implementing the exchange of certificates of common stock of HOM for certificates of common stock of Direct. The Company intends to submit to the NASD in the near future an application to have HOM's common stock traded in the over-the-counter market and included on the OTC Bulletin Board. If, for any reason, HOM's common stock is not found eligible for trading on the OTC Bulletin Board, the Company will have to apply for and be accepted and listed in the "pink sheets" in order to have HOM's common stock quoted and traded by broker-dealers. This could severely limit the liquidity of the trading market in HOM's common stock and have an adverse effect on the price of the shares. Even if HOM's common stock is accepted for trading on one of these markets, there can be no assurance that there will be market makers willing to make a market in HOM's common stock, in which case a public market for HOM's common stock would not develop. If a public market for HOM's common stock does develop, there can be no assurance that it will be substantial or sustained.

LIMITED ACCESS TO QUALIFIED PERSONNEL

         To be effective, the Company needs persons with skills necessary to produce the magazine, maintain its website and process and close mortgage loans. It also needs persons with the ability to procure real estate listings and advertisements for the magazine and to secure potential mortgage borrowers. The Company lacks the resources to train personnel, so it needs to find persons with the required experience, understanding, ability and effectiveness. The Company's financial position makes this difficult. See COMPANY EMPLOYEES AND OTHER WORKERS. The inability to attract and retain appropriate personnel would have a materially adverse effect upon the Company and its operations.

LEGAL AND REGULATORY RISK

         In our modern society, the laws and regulations, including securities laws and regulations, applicable to the Company's business and operations are extensive and complex. As a start up business with limited personnel and funding, the Company has taken actions without being able to fully ascertain their legal effect and potential conflict with applicable law and regulation. The Company believes that this situation often pertains to minimally funded new businesses that are in the position of the Company. As a result, actions taken by the Company could subject it to regulatory review and challenge, and involve it in legal or administrative proceedings, that could have a material adverse affect on the Company.

FORWARD LOOKING STATEMENTS AND CAUTIONARY WORDS

         This Registration Statement contains forward-looking statements, including such statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Registration Statement or the amendment thereto in which they appear, as the case may be. The Company expressly disclaims any obligation or undertaking to release publicly any updates of revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In addition, particular attention is called to cautionary words such as "may," "will," "expect," "anticipate," "estimate" and "intend" where they appear herein.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company leases its premises at 4210 Columbia Road, Suite 10C, Martinez, Georgia for an annual rental of $9,600, including electricity and garbage removal. The Company does not otherwise own, lease or invest in real property, although it may do so in the future.

ITEM 3. LEGAL PROCEEDINGS.

         There are no material pending legal proceedings to which the Company or any of its subsidiaries is a party or to which any of its property is subject and, to the best of its knowledge, no such action against the Company is contemplated or threatened.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         There is no public market for HOM's common stock. In connection with the registration of HOM's common stock pursuant to this Registration Statement on Form 10-KSB, the Company intends to make an application to the NASD for HOM's common stock to be quoted on the OTC Bulletin Board. The Company's application to the NASD will consist of current corporate information, financial statements and other documents as required by Rule 15c2-11 of the Securities Exchange Act of 1934, as amended. Inclusion on the OTC Bulletin Board would permit price quotations for HOM's common stock to be published by such service. Except for the application to the OTC Bulletin Board there are no plans, proposals, arrangements or understandings with any person concerning the development of a trading market in any of the Company's securities.

         The ability of an individual shareholder to trade his or her shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. The Company has no present plans to register its securities in any particular state.

         It is anticipated by the Company that the shares of HOM's common stock will be subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule, upon commencement of trading in HOM's common stock although there can be no assurance that such trading will commence. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to specified exceptions. Current private sales of HOM's common stock have largely been effected at $.25 per share, so that it is unlikely that a trading market in such shares initially would exceed $5.00. Section 15(g) sets forth requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. If HOM's common stock is deemed to be a penny stock, trading in the shares will be subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in HOM's common stock and may affect the ability of shareholders to sell their shares.

         As of January 11, 2002, there were approximately 90 holders of record of HOM's common stock, which figure does not take into account the beneficial ownership of those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of January 11, 2002, HOM has issued and outstanding 3,833,182 shares of common stock. Of this total, 1,831,437 shares are deemed "restricted securities," as defined by the Act, whose sale is subject to Rule 144 under the Act as having been held for less than two years. Certificates representing such shares bear an appropriate restrictive legend.

         Of HOM's total outstanding shares, as of January 11, 2002 approximately 2,001,745 shares may be sold, transferred or otherwise traded in the public market without compliance with the resale limitations of Rule 144 under the Act, should a trading market be established, unless held by an affiliate of HOM. Of the 2,001,745 shares, 723,692 shares have been identified as being held by Bryce
N. Batzer and Robert S. Wilson, the directors and controlling shareholders of HOM, the two stockholder affiliates of HOM, and are subject to compliance with the resale limitations of Rule 144.

         In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, including any person who may be deemed to be an "affiliate" of the Company (as the term "affiliate" is defined under the Act), is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

DIVIDEND POLICY

         The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

SALES OF EQUITY SECURITIES OF HOM DURING FISCAL 2001

         During the year ended September 30, 2001, HOM issued shares of its common stock, its only securities sold, without registration under the Securities Act as set forth below. References to investments are to cash investments unless otherwise stated.

          (a) Effective October 24, 2000, 100,000 shares of HOM common stock were issued to Gisela A. Lahann at $.25 a share for an investment of $25,000. It is not known if Ms. Lahann is an accredited investor, but she was fully briefed concerning the Company by Bryce N. Batzer, a director of the Company, and has visited and made inquiries concerning the Company. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving any public offering.

         (b) Effective November 22, 2000, 13,000 shares of HOM common stock were issued to Cherry, Bekaert & Holland, LLP, an accounting firm, at $.25 a share for past and future consulting services in the amount of $3,250. Cherry, Bekaert & Holland is an accredited investor. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving any public offering.

         (c) Effective December 15, 2000, 50,000 shares of HOM common stock were issued to Baker, Johnston & Wilson LLP, of which David R. Baker, who holds more than 5% of the outstanding common stock of the Company, is a partner, at $.25 a share for legal services and charges in the amount of $12,500. Baker, Johnston & Wilson LLP is an accredited investor. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving any public offering.

         (d) Effective January 2, 2001, 20,000 shares of HOM common stock were issued to Bryce N. Batzer, a Director of HOM, at $.25 a share for an investment of $5,000. Mr. Batzer is an accredited investor. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving any public offering.

         (e) On January 31, 2001 40,000 shares were issued to Robert S. Wilson, Chairman and Chief Executive Officer of HOM, at $.25 a share, for an investment of $10,000. Also, 125,000 shares were issued to Carmine Cacciavillani, a holder of more than 5% of the outstanding HOM common stock, at $.16 a share, or $20,000, as the third installment of a total of 350,000 shares payable to Mr. Cacciavillani pursuant to an oral agreement with the Company in October 1999 for services in establishing and maintaining a website for Homes. SEE (H) AND (M), ABOVE. The consideration per share for Mr. Cacciavillani's shares was based on the total determined value of the service performed by Mr. Cacciavillani, or $56,000, divided by the 350,000 shares issued to him. Each acquirer was an accredited investor. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving any public offering.

         (f) On February 6, 2001, 100,000 shares of HOM common stock were issued to Bryce N. Batzer, a Director of HOM, for an investment of $25,000; 72,000 shares of HOM common stock were issued to Robert S. Wilson, Chairman and Chief Executive Officer of HOM, for an investment through conversion of advances to the Company of $18,000, and 8,000 shares were issued to Paul H. DeCoster, a former counsel to the Company, for an investment of $2,000, all on the basis of $.25 a share. Mr. Batzer and Mr. Wilson were accredited investors. It is not known if Mr. DeCoster was an accredited investor, but he was thoroughly familiar with the business and operations of the Company. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving any public offering.

         (g) On April 27, 2001, 64,000 shares of HOM common stock were issued to Robert S. Wilson, Chairman and Chief Executive Officer of HOM, at $.25 a share for an investment of $16,000, and 40,000 shares were issued to David R. Baker, a holder of more than 5% of the Common Stock of the Company and a partner of legal counsel to the Company, at $.25 a share for an investment of $10,000. Each acquirer was an accredited investor. The total of 104,000 shares was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving any public offering.

         (h) On June 18, 2001, 100,000 shares of HOM common stock were issued to David B. Batzer, then a shareholder and the son of Bryce N. Batzer, a director of HOM, at $.25 a share for an investment of $25,000. Mr. David Batzer is not an accredited investor but was fully familiar with the business and operations of the Company. This issuance was exempt from registration under the Securities Act pursuant to Section 4(2) thereof as a transaction not involving any public offering.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company's financial position is not good. It has never earned a profit, has incurred an accumulated deficit of $882,061 as of September 30, 2001 and does not believe that it has immediate access to material additional capital other than through concluding an agreement for the acquisition of Factory Built Homes, Inc. ("Factory") as to which there can be no assurance. See BUSINESS OF HOMES BY OWNERS, INC. and BUSINESS OF DIRECT LENDING, INC. Revenues of the magazine, HOMES BY OWNERS, will need to improve substantially and/or the number of mortgage closings will need to increase substantially for the Company to survive in its present form. If the Company is unable to do this, it will not be able to continue as a going concern. See NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES in the Notes to the Consolidated Financial Statements set forth in Part F/S of the Form 10-KSB. The Company has reduced its annual expenses an estimated $50,000 a year since December 2000, (i) by moving to smaller and less expensive premises and (ii) by replacing the employee who handled the production of HOMES BY OWNERS through the performance of his functions by other Company personnel. These expense reductions, however, do not eliminate the Company's current operating deficits. Although there has been a recent increase in customer interest in mortgage financings, believed to be a result of declining interest rates, there can be no assurance that the Company can survive with its present operations. The Company, therefore, is seeking a merger or other business combination or strategic alliance with a stronger partner that would be attracted by the business potential and/or the business structure of the Company, including its situation as an entity whose common stock has been registered under Section 12(g) of the Securities Exchange Act of 1934. In this regard, HOM is negotiating with Bobby Sauls and his company, Factory Built Homes, Inc. ("Factory"), to acquire Factory, which the Company believes would put HOM in a position to obtain additional financing. See SUMMARY OF CURRENT SITUATION AND PARTICULAR DEVELOPMENTS. Apart from the transactions contemplated with Mr. Sauls and Factory, there is no merger, other business combination or strategic alliance as to which the Company has any commitments or agreements, although discussions continue to be held with various persons in an attempt to develop business opportunities for the Company.

LIQUIDITY

         The Company currently and during its existence has lacked liquidity as a result of its lack of initial financing and its continuing operating deficits. It has maintained its ability to pay expenses through the sale of its common stock from time to time, principally to its directors, who have made multiple investments. See RECENT SALES OF UNREGISTERED SECURITIES. It is anticipated that the Company will remain dependent on such funding, as to which there is no assurance that it will continue, until it is able to arrange a financing of the Company or it is able to arrange a merger, joint venture or other strategic alliance with a financially sound entity, as to which there is no assurance.

CAPITAL EXPENDITURES

         The Company has no material commitments for capital expenditures and has no need, in its present operations, to make material capital expenditures.

RESULTS OF OPERATIONS

o Year ended September 30, 2001 compared with year ended September 30, 2000:

         Revenue increased $4,494 from $61,325 to $65,819, or 7.3%, as a result of an increase in income from HOMES BY OWNERS, which was not published in the first three months of fiscal 2000, and its associated website of $21,985 from $26,164 to $48,149, or 84.0%, offset in part by a decrease in mortgage loans closed from 14 to 7, resulting in a decrease of revenue from mortgages of $17,491 from $35,161 to $17,670, or 49.77%. See BUSINESS OF HOMES BY OWNERS, INC. for a breakdown of income between residential property owners and other advertising.

         The operating loss decreased $110,451 from $392,046 to $281,595, or 28.2%, principally as a result of decreases in advertising of $118,159, which is attributable to a reduction in radio advertising. Lesser decreases occurred in office expense $12,682; website maintenance $9,750, and rent $836, together with the increase in revenue noted above. The decreases were partially offset by an increase of $14,350 in professional fees and lesser increases in salaries and commissions $7,260, magazine printing $4,862, depreciation $3,432, telephone and utilities $2,309, travel $1,958 and miscellaneous $1,299.

         In addition, the Company incurred costs in connection with its proposed business combination with Connectivity, Inc. and Mobile.com, which, through September 30, 2001 were $57,147. SEE NOTE 10 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

o Year ended September 30, 2000 compared with Year ended September 30, 1999:

         Revenues decreased $17,483 from $78,808 to $61,325, or 22.2%, primarily as a result of a substantial decrease in the number of mortgage financings closed. The decrease of $43,647 of mortgage revenues resulting from a decrease in mortgages closed in fiscal 1999 (the exact number being unknown due to the unavailability of records prior to January 1, 1999) to 11 in fiscal 2000 was partially offset by revenues of $26,164 from the magazine, HOMES BY OWNERS, and its associated website.

         The operating loss increased $305,186 from $86,680 to $392,046, or 352.0%, the loss of the mortgage operations of Direct increasing $84,030 from $86,680 to $170,710, or 96.9%, and the advertising business of Homes losing $221,336 for the year ended September 30, 2000, it not having been in business during the year ended September 30, 1999. Depreciation increased $8,061 from $4,010 to $12,071, or 201.0%, as a result of the acquisition of assets by Homes, which was partially offset by a reduction in assets held by Direct to be depreciated. Capital additions increased $37,017 from $10,099 to $47,116, or 366.5%, principally as a result of the creation of the website, resulting in capital additions for Homes in the amount of $45,116, in the year ended September 30, 2000, which was partially offset by a reduction in the capital additions by Direct from $10,099 to $1,559. Property and equipment, net, increased $35,045 from $10,956 to $46,001, or 319.9%, almost entirely as a result of the assets acquired by Homes in the year ended September 30, 2000.

         Operating expenses increased $287,883 from $165,488 to $453,371, or 173.9%. The largest portion of this increase resulted from advertising expenses, which increased $119,887 from $11,617 to $131,504, or 1,033.2%. This increase resulted primarily from the costs of national radio advertising seeking interest from realtors and others outside the Augusta/Aiken metropolitan area to implement, under the Company's supervision, the approach of the Company in combining the magazine, a website, realtor participation and a mortgage company. This advertising program was funded by the issuance of 240,000 shares of Direct common stock (now HOM common stock) valued at $0.50 per share (at least twice the amount at which most other shares of Direct or HOM common stock have been issued) for radio time priced at standard rates.

         The second largest increase was in professional expenses, which increased $76,541 from $2,025 to $78,566, or 3,779.8%. Legal costs, which were $63,003 in fiscal 2000, represented the largest portion of professional expenses. These legal costs related to changes in the organizational structure of the Company, the incorporation of new entities to facilitate those changes, review and completion of the corporate records of the companies constituting the Company and attention to various transactions undertaken and contemplated. In addition, the preparation of business plans and their revision represented new expenditures, and bookkeeping and accounting fees increased to some extent. Legal fees are anticipated to continue at substantial levels in view of the filing of this Form 10-SB effecting registration of HOM's common stock and the resulting legal and accounting costs of compliance with securities laws and the rules and regulations thereunder. In particular the necessity of making periodic filings and compliance with applicable proxy rules in connection with shareholder action may involve substantial costs.

         Magazine printing expenses, $19,269 in 2000, were non-existent in 1999 because production of the magazine commenced in December 1999 during the 2000 fiscal year.

         Salaries and commissions increased $19,009 from $77,039 to $96,048, or 24.7%, principally due to the commencement of operations by Homes.

         Rental expenses, including electricity and the telephone system, increased $17,216 from $9,986 to $27,202 or 172.4%. The Company rented additional office space in February 2000, resulting in an increase of rent from $1,200 to $1,850 per month.

         Website maintenance of $14,550 in 2000 was non-existent in 1999 because the website was not established until 2000.

         Telephone and utilities expenses increased $8,942, from $9,660 to $18,602, or 92.6%, because of the communication costs associated with Homes, which was organized in fiscal 2000. These expenses were partially offset by a reduction in the telephone expenses of Direct.

         Depreciation and amortization increased $8,061, from $4,010 to $12,071, or 201.0%, principally as a result of additional assets acquired by the Company during 1999 and 2000, so that the assets to be depreciated were substantially greater in 2000 than in 1999.

         Travel expenses increased $7,280 from $688 to $7,968, or 1,058.1%, as a result of the substantially increased travel by Company personnel and consultants in 2000 as compared with 1999.

         Miscellaneous expenses increased $2,635 from $4,832 to $7,467, or 54.5%, as a result of the increased activities of Homes, partially offset by the decreased activities of Direct.

         Office expenses declined $(5,507) from $45,631 to $40,124, or 12.1%, largely as a result of decreased operations of Direct partially offset by the increased operations of Homes.

         Interest expense increased $1,081 from $912 to $1,993, or 118.5%, as a result of increased borrowing in 2000.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         The Company has net operating loss carryforwards as at September 30, 2001 totaling $894,324 that may be offset against future taxable income until 2018, 2019, 2020 and 2021. In view of the anticipated losses sustained in the three months ended December 31, 2001, the net operating loss carryforwards will have increased as of that date. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with $7,979 relating to intangible assets and $11,470 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $260,335 as of September 30, 2001, are assets of the Company that may be used against future income tax. For financial statement purposes, a valuation allowance of $259,426, or 100%, has been taken against net deferred taxes as of September 30, 2001. A larger equivalent valuation will be taken against the larger amount of such assets as of December 31, 2001. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. The deferred tax asset, therefore, is not reflected as an asset of any value in HOM's Consolidated Balance Sheet as of September 30, 2001 but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.

ACCOUNTING AND REPORTING CHANGES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. The statement is effective for all business combinations initiated after June 30, 2001. The Company plans to account for [any] business combinations in accordance with SFAS No. 141.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes prior pronouncements associated with impairment or disposal of long-lived assets and establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or other means. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

         Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7. FINANCIAL STATEMENTS.

         The Company's financial statements as of September 30, 2001, 2000 and 1999 and for the years then ended have been examined to the extent indicated in their report by Elliott Davis, L.L.P., independent certified public accountants. The other financial statements, as indicated in such report, have not been so examined. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern. SEE NOTE 1 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                 HOM CORPORATION

                                AND SUBSIDIARIES

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS

                        HOM CORPORATION AND SUBSIDIARIES


                                    CONTENTS


                                                                            Page
                                                                            ----

REPORT OF ELLIOTT DAVIS, L.L.P.
  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                                   F-1


FINANCIAL STATEMENTS
      Consolidated balance sheets                                            F-2
      Consolidated statements of operations                                  F-3
      Consolidated statements of changes in stockholders' equity (deficit)   F-4
      Consolidated statements of cash flows                            F-5 - F-6
      Notes to the consolidated financial statements                  F-7 - F-13

                         REPORT OF ELLIOTT DAVIS, L.L.P.

                    INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



Board of Directors
HOM Corporation and Subsidiaries
Martinez, Georgia


     We have audited the accompanying consolidated balance sheets of HOM Corporation and Subsidiaries (the "Company") as of September 30, 2001, 2000 and 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2001 and 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     Because we were not engaged to audit the statements of operations, changes in stockholders' equity (deficit) and cash flows for the year ended September 30, 1999, we did not extend our auditing procedures to enable us to express an opinion on the results of operations and cash flows for the year ended September 30, 1999. Accordingly, we express no opinion on them.

     In our opinion, the financial statements referred to in the first paragraph present fairly, in all material respects, the financial position of HOM Corporation and Subsidiaries as of September 30, 2001, 2000 and 1999, and the results of their operations and cash flows for the years ended September 30, 2001 and 2000, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and its total liabilities exceed its total assets. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans regarding those matters are also described in Note
1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis, L.L.P.

Augusta, Georgia
January 3, 2002


                                       HOM CORPORATION AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                                       SEPTEMBER 30,
                                                                         ------------------------------------------
                                                                            200             2000            1999
                                                                         ----------      ----------      ----------
                         ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $  22,055       $     689       $     540
  Accounts receivable                                                          850           1,625               -
  Prepaid expenses                                                               -          30,553         147,250
  Trading securities                                                           612               -               -
                                                                         ----------      ----------      ----------

     Total current assets                                                   23,517          32,867         147,790

PROPERTY AND EQUIPMENT - NET                                                27,691          46,001          10,956

OTHER ASSETS                                                                 3,327             250               -
                                                                         ----------      ----------      ----------

                                                                         $  54,535       $  79,118       $ 158,746
                                                                         ==========      ==========      ==========

    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $ 130,237       $  43,043       $   6,573
  Accrued wages                                                             38,880               -               -
  Deferred revenues                                                          4,530          12,178               -
  Short-term notes payable                                                  20,200          21,401               -
  Shareholder advances                                                      54,000               -          15,000
  Current portion of long-term debt                                          1,225           1,013           1,948
                                                                         ----------      ----------      ----------

     Total current liabilities                                             249,072          77,635          23,521

LONG-TERM DEBT                                                                   -           1,371          12,479
                                                                         ----------      ----------      ----------

     Total liabilities                                                     249,072          79,006          36,000
                                                                         ----------      ----------      ----------

STOCKHOLDERS' EQUITY (DEFICIT)
  Paid in capital - 1,000,000 preferred shares authorized; 0 shares
    issued and outstanding                                                       -               -               -
  Paid in capital - no par common - 50,000,000 shares authorized;
    issued and outstanding 3,508,667; 2,901,667 and 1,688,047
    shares on September 30, 2001, 2000 and 1999, respectively              687,524         535,774         264,369
  Accumulated deficit                                                     (882,061)       (535,662)       (141,623)
                                                                         ----------      ----------      ----------

                                                                          (194,537)            112         122,746
                                                                         ----------      ----------      ----------

                                                                         $  54,535       $  79,118       $ 158,746
                                                                         ==========      ==========      ==========

                  The accompanying notes are an integral part of these consolidated financial statements.

                                  HOM CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                               ------------------------------------------------
                                                   2001              2000              1999
                                               ------------      ------------      ------------
                                                                                    (UNAUDITED)
REVENUES                                       $    65,819       $    61,325       $    78,808

OPERATING EXPENSES
  Salaries, commissions and benefits               103,308            96,048            77,039
  Professional fees                                 92,916            78,566             2,025
  Office expense                                    27,442            40,124            45,631
  Rent                                              26,366            27,202             9,986
  Magazine printing                                 24,131            19,269                 -
  Utilities and telephone                           20,911            18,602             9,660
  Depreciation                                      15,503            12,071             4,010
  Advertising                                       13,345           131,504            11,617
  Travel                                             9,926             7,968               688
  Website maintenance                                4,800            14,550                 -
  Other                                              8,766             7,467             4,832
                                               ------------      ------------      ------------

                                                   347,414           453,371           165,488
                                               ------------      ------------      ------------

     Operating loss                               (281,595)         (392,046)          (86,680)
                                               ------------      ------------      ------------

OTHER EXPENSE
  Unsuccessful business combination costs           57,147                 -                 -
  Interest                                           2,143             1,993               912
  Realized losses on trading securities              2,387                 -                 -
  Unrealized losses on trading securities            2,206                 -                 -
  Loss on disposal of equipment                        921                 -                 -
                                               ------------      ------------      ------------

                                                    64,804             1,993               912
                                               ------------      ------------      ------------

     Loss before income taxes                     (346,399)         (394,039)          (87,592)

PROVISION FOR INCOME TAXES                               -                 -                 -
                                               ------------      ------------      ------------

     Net loss                                  $  (346,399)      $  (394,039)      $   (87,592)
                                               ============      ============      ============


PER SHARE INFORMATION:
  Basic net loss per common share              $     (0.11)      $     (0.16)      $     (0.12)
                                               ============      ============      ============

  Weighted average shares outstanding            3,292,502         2,400,970           755,568
                                               ============      ============      ============

      The accompanying notes are an integral part of these consolidated financial statements.

                                       HOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                  COMMON STOCK                              TOTAL
                                                           -------------------------                    STOCKHOLDERS'
                                                                            PAID IN      ACCUMULATED       EQUITY
                                                             SHARES         CAPITAL        DEFICIT        (DEFICIT)
                                                           ----------     ----------     ----------      ----------
BALANCE, SEPTEMBER 30, 1998
  (UNAUDITED)                                                334,171      $     150      $ (54,031)      $ (53,881)

  Common stock issued for cash                               702,000         78,000              -          78,000
  Common stock issued as repayment for a note
    payable                                                  250,000         25,000              -          25,000
  Common stock issued for advertising, professional
    and other services                                       401,876        161,219              -         161,219
  Net loss (unaudited)                                             -              -        (87,592)        (87,592)
                                                           ----------     ----------     ----------      ----------

BALANCE, SEPTEMBER 30, 1999                                1,688,047        264,369       (141,623)        122,746

  Common stock issued in exchange for professional,
    website design and other services                        570,880        111,220              -         111,220
  Common stock issued for cash                               530,000        133,000              -         133,000
  Common stock issued as repayment for cash advances         112,740         27,185              -          27,185
  Net loss                                                         -              -       (394,039)       (394,039)
                                                           ----------     ----------     ----------      ----------

BALANCE, SEPTEMBER 30, 2000                                2,901,667        535,774       (535,662)            112

  Common stock issued as settlement for accounts
    payable related to professional services received         63,000         15,750              -          15,750
  Common stock issued for cash                               368,000         92,000              -          92,000
  Common stock issued as repayment for cash advances         176,000         44,000              -          44,000
  Net loss                                                         -              -       (346,399)       (346,399)
                                                           ----------     ----------     ----------      ----------

BALANCE, SEPTEMBER 30, 2001                                3,508,667      $ 687,524      $(882,061)      $(194,537)
                                                           ==========     ==========     ==========      ==========

               The accompanying notes are an integral part of these consolidated financial statements.

                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                                   ------------------------------------------
                                                                      2001            2000            1999
                                                                   ----------      ----------      ----------
                                                                                                   (UNAUDITED)
OPERATING ACTIVITIES
  Net loss                                                         $(346,399)      $(394,039)      $ (87,592)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
  Depreciation                                                        15,503          12,071           4,010
  Realized and unrealized losses from trading securities, net          4,593               -               -
  Loss on disposal of equipment                                          921               -               -
  Expenses settled by issuance of common stock                             -          78,703         161,219
  Changes in deferred and accrued amounts:
    Accounts receivable                                                  775          (1,625)              -
    Prepaid expenses                                                   4,800         116,197        (147,000)
    Other assets                                                      (3,077)            250               -
    Accounts payable and accrued expenses                            141,824          34,522         (47,425)
    Deferred revenues                                                 (7,648)         12,178               -
                                                                   ----------      ----------      ----------

     Net cash used in operating activities                          (188,708)       (141,743)       (116,788)
                                                                   ----------      ----------      ----------

INVESTING ACTIVITIES
  Purchase of trading securities                                    (161,395)              -               -
  Proceeds from sale of trading securities                           160,700               -               -
  Purchase of property and equipment                                  (2,313)        (10,466)        (10,099)
  Proceeds from sale of property and equipment                         4,200               -               -
                                                                   ----------      ----------      ----------

     Net cash provided by (used in) investing activities               1,192         (10,466)        (10,099)
                                                                   ----------      ----------      ----------

FINANCING ACTIVITIES
  Proceeds, net of repayments, from short-term notes payable
     and stockholder advances                                        118,041          21,401          46,130
  Repayment of long-term debt                                         (1,159)         (2,043)         (1,703)
  Proceeds from the sale of common stock                              92,000         133,000          78,000
                                                                   ----------      ----------      ----------

     Net cash provided by financing activities                       208,882         152,358         122,427
                                                                   ----------      ----------      ----------

     Net increase (decrease) in cash                                  21,366             149          (4,460)

CASH, BEGINNING OF YEAR                                                  689             540           5,000
                                                                   ----------      ----------      ----------

CASH, END OF YEAR                                                  $  22,055       $     689       $     540
                                                                   ==========      ==========      ==========

                                                                                                 (Continued)


                                  HOM CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                        FOR THE YEARS ENDED SEPTEMBER 30,
                                                                   ------------------------------------------
                                                                      2001            2000            1999
                                                                   ----------      ----------      ----------
                                                                                                   (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

Cash paid for interest                                             $   1,517       $     529       $     276
                                                                   ==========      ==========      ==========
Noncash financing activities
Common stock issued in exchange for professional, website
  design, advertising, and other services                          $       -       $ 111,220       $ 161,219
                                                                   ==========      ==========      ==========
Common stock issued as repayment for cash advances
  and notes payable                                                $  44,000       $  27,185       $  25,000
                                                                   ==========      ==========      ==========
Trading securities received as advances from stockholders          $   4,510       $       -       $       -
                                                                   ==========      ==========      ==========
Common stock issued as settlement for accounts
  payable related to professional services received                $  15,750       $       -       $       -
                                                                   ==========      ==========      ==========


           The accompanying notes are an integral part of these consolidated financial statements.

                        HOM CORPORATION AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES
------------------------------------------------------------------

     BUSINESS ACTIVITIES
         HOM Corporation, incorporated May 4, 2000 in the State of Georgia, operates as a holding company for its two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct").

         Homes was incorporated in the State of Georgia in December, 1999 and operates in the real estate market as an advertiser of real estate listed as "for sale by owner" ("FSBO") by publishing a monthly magazine, which contains FSBO and other advertising, and hosting an Internet web page that serves as an advertising venue for FSBO residential and commercial real estate in the Central Savannah River Area.

         Direct (formerly Southern States Lenders, Inc.) was incorporated in the State of Georgia in January, 1997 and operates as a licensed mortgage broker for various financial institutions and underwriters. Direct works in conjunction with Homes to provide mortgage services in the Central Savannah River Area.

         In October 1998, Direct was acquired by Apple Homes Corporation ("Apple"). In late 1998, Apple spun-off Direct, offering Apple shareholders one common share of Direct for each ten common shares of Apple held. Direct raised additional capital through private placement offerings throughout 1999 and incorporated Homes in December 1999. In May 2000, Direct's president incorporated HOM Corporation. Subsequently, HOM Corporation incorporated a subsidiary, Augusta Lenders, Inc., and acquired a one hundred percent interest in Direct through a reverse merger transaction with Augusta Lenders, Inc. The reverse merger transaction involved the exchange of one common share of HOM Corporation for each common share of Direct outstanding at the time of the merger. Augusta Lenders, Inc. changed its name to Direct Lending, Inc. and transferred ownership of its wholly owned subsidiary, Homes, to HOM Corporation.

         HOM Corporation, with its subsidiaries, (the "Company") has suffered recurring losses while devoting substantially all of its efforts to raising capital and developing markets for its FSBO advertising and mortgage services. Additionally, the Company's total liabilities exceed its total assets. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement its business plan and to generate profits sufficient to become financially viable. Management believes it can continue to raise capital through equity offerings until the Company's operations are profitable. Accordingly, the consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

     PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES
         The consolidated financial statements include estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from these estimates.

                                                                     (Continued)

-----------------------------------------------------------------------------

     CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid debt instruments with original maturities of 3 months or less from the date of purchase to be cash equivalents.

     TRADING SECURITIES
         Management has classified all financial instruments, which are equity securities, as trading securities. Realized gains and losses resulting from the sale of securities are reported in current earnings based on proceeds received from the sale and the actual cost of the securities sold. Unrealized gains and losses on the securities are reported in current earnings based on the estimated fair values as reported on public exchanges. The fair values of the Company's financial instruments reported in the financial statements approximate their carrying values.

     PROPERTY AND EQUIPMENT
         Property and equipment are stated at cost. Major renewals and betterments are capitalized, while maintenance and repairs that do not materially improve or extend the useful lives of the assets are charged to expense as incurred. Costs relating to the initial design and implementation of the Internet web page have been capitalized while the costs of web page maintenance are expensed as incurred. Assets are depreciated over their estimated useful lives using the straight-line method. The estimated useful lives are as follows:

         Office equipment and furniture                              5-7 years
         Automobile                                                    5 years
         Internet web page and software                                3 years

         The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

     START-UP ACTIVITIES
         Costs associated with the organization and start-up activities of the Company are expensed as incurred.

     REVENUE RECOGNITION
         Mortgage origination revenues are recognized at loan closing. Advertising revenues from commercial advertisers are recognized ratably over the agreed upon advertising period. Advertising revenues from FSBO advertisers are recognized ratably over the agreed upon advertising period, unless the FSBO property is sold prior to the end of the agreed upon advertising period, at which time the revenue is recognized in full. Management believes the Company's revenue recognition policy is consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements."

     INCOME TAXES
         Income taxes are estimated for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting basis and income tax basis of assets and liabilities. Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes may also be recognized for operating losses that are available to offset future taxable income. Deferred taxes are adjusted for changes in tax laws and tax rates when those changes are enacted.

                                                                     (Continued)

-----------------------------------------------------------------------------

     INCOME TAXES, CONTINUED
         In assessing the realizability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

     PREFERRED STOCK
         The Company is authorized to issues 1,000,000 shares of preferred stock, the terms of which would be determined by the Board of Directors prior to issuance. No preferred shares have been issued.

     BASIC NET LOSS PER COMMON SHARE
         Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented because there were no potential common shares outstanding at year-end.

     RECENTLY ISSUED ACCOUNTING STANDARDS
         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. The statement is effective for all business combinations initiated after June 30, 2001. The Company believes that the adoption of SFAS No. 141 did not have a material impact on the Company's financial statements.

         In June 2001, the FASB issued SFAS No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes prior pronouncements associated with impairment or disposal of long-lived assets and establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or other means. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes that the adoption of SFAS No. 144 will not have a material impact on the Company's financial statements.

         Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

Property and equipment consist of the following at September 30:

                                            2001           2000           1999
                                         ---------      ---------      ---------

Internet web page and software           $ 36,650       $ 36,650       $      -
Office equipment and furniture             19,446         17,609         12,421
Automobile                                      -          5,279              -
                                         ---------      ---------      ---------

      Less accumulated depreciation       (28,405)       (13,537)        (1,465)
                                         ---------      ---------      ---------

                                         $ 27,691       $ 46,001       $ 10,956
                                         =========      =========      =========


NOTE 3 - SHORT-TERM NOTES PAYABLE
---------------------------------

  Short-term notes payable consist of the following at September 30:


                                                                             2001           2000            1999
                                                                           ---------      ---------      ---------
         A short-term note payable to a financial institution with a current maturity of August, 2002. Interest only payments are due monthly at prime plus 1.0% (7.0% on September 30, 2001).
         The note is guaranteed and is secured by the primary residence of the Company's president who is also a significant
         shareholder                                                       $ 20,200       $ 20,200       $      -

         A note payable for office equipment, payable in monthly
         installments of principal and interest of $115. Interest is
         calculated at 18.0% per annum                                            -          1,201              -
                                                                           ---------      ---------      ---------

                                                                           $ 20,200       $ 21,401       $      -
                                                                           =========      =========      =========

NOTE 4 - LONG-TERM DEBT
-----------------------

    Long-term debt consists of the following at September 30:

                                                                             2001           2000            1999
                                                                           ---------      ---------      ---------
         A note payable for office equipment, payable in monthly
         installments of principal and interest of $182, maturing in
         February 2002. Interest is calculated at 4.0% per annum           $  1,225       $  2,384       $  4,427

         A note payable to a significant shareholder for working
         capital advances. The note was payable in February 2001 with
         interest calculated at 10.0% per annum                                   -              -         10,000
                                                                           ---------      ---------      ---------

                                                                              1,225          2,384         14,427
                                                                             (1,225)        (1,013)        (1,948)
                                                                           ---------      ---------      ---------

                                                                           $      -       $  1,371       $ 12,479
                                                                           =========      =========      =========

NOTE 5 - INCOME TAXES
---------------------

     The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30:

                                            2001          2000          1999
                                         ----------    ----------    ----------
Deferred tax assets:
      Net operating loss carryforwards   $ 240,886     $ 149,805     $  32,167
      Accrued wages                         11,470             -             -
      Intangible assets                      7,979         8,826         9,674
                                         ----------    ----------    ----------

                                                         158,631        41,841
Deferred tax liabilities:
      Property and equipment                  (909)         (909)         (274)
                                         ----------    ----------    ----------

          Net deferred tax assets
          Valuation allowance             (259,426)     (157,722)      (41,567)
                                         ----------    ----------    ----------

                                         $       -     $       -     $       -
                                         ==========    ==========    ==========

     The Company has net operating loss carryforwards totaling $894,324 that expire in 2018 through 2021.

     The provision (benefit) for income taxes is as follows at September 30:


                                            2001         2000          1999
                                         -----------  -----------  -----------

        Deferred income tax benefit      $ (101,704)  $ (116,155)  $  (24,992)
        Change in valuation allowance       101,704      116,155       24,992
                                         -----------  -----------  -----------

                                         $        -   $        -   $        -
                                         ===========  ===========  ===========

     There were no income taxes due or receivable from the current year's operations, and the Company's reported provision for income taxes differs from the amount computed by applying statutory tax rates to loss before income taxes due to the differences in amounts recorded for income tax purposes and financial reporting purposes. The principal differences relate to expense items or portions of items not deductible, such as meals and entertainment.

NOTE 6 - OPERATING LEASE COMMITMENTS
------------------------------------

     The Company leases office space for $800 per month on a renewable year-to-year lease agreement expiring in March 2002. Management anticipates the lease agreement can be renewed with similar terms for subsequent years.

     The Company also leases certain office equipment for $232 per month under a three year lease agreement that will expire in April 2004.

NOTE 7 - NON-CASH TRANSACTIONS
------------------------------

     During the years ended September 30, 2001, 2000 and 1999, the Company issued shares of common stock in exchange for services and as repayment for accounts payable and for cash advances from significant shareholders. The non-cash transactions involving stock are summarized in the consolidated statement of changes in stockholders' equity (deficit). The transactions are recorded based on management's estimate of the fair value received or an estimated value of the shares exchanged.

NOTE 8 - SEGMENT INFORMATION

     The Company provided services through two industry segments during the years ended September 30, 2001 and 2000. The Company's advertising segment, Homes, provides advertising services for FSBO real estate and for businesses. And the Company's mortgage segment, Direct, provides mortgage services to individuals and small business as a mortgage broker. The basis for identifying and measuring the results of the segment activities is consistent within the periods presented.


     The accompanying financial statements include the following business segment information for the years ended September 30:

                                                        2001           2000             1999
                                                   --------------  --------------  ---------------
                                                                                     (UNAUDITED)
         REVENUES:
               Mortgage                            $      17,670   $      35,161   $      78,808
               Advertising                                48,149          26,164            -
                                                   --------------  --------------  --------------

                                                   $      65,819   $      61,325   $      78,808
                                                   ==============  ==============  ==============

         OPERATING LOSS:
               Mortgage                            $     132,131   $     170,710   $      86,680
               Advertising                               149,464         221,336            -
                                                   --------------  --------------  --------------

                                                   $     281,595   $     392,046   $      86,680
                                                   ==============  ==============  ==============

         DEPRECIATION:
               Mortgage                            $       2,114   $       2,057   $       4,010
               Advertising                                13,389          10,014            -
                                                   --------------  --------------  --------------

                                                   $      15,503   $      12,071   $       4,010
                                                   ==============  ==============  ==============

         PURCHASE OF PROPERTY AND EQUIPMENT:
               Mortgage                            $        -      $       1,559   $      10,099
               Advertising                                 2,313          45,557            -
                                                   --------------  --------------  --------------

                                                   $       2,313   $      47,116   $      10,099
                                                   ==============  ==============  ==============

         PROPERTY AND EQUIPMENT - NET:
               Mortgage                            $       7,974   $      10,458   $      10,956
               Advertising                                19,717          35,543            -
                                                   --------------  --------------  --------------

                                                   $      27,691   $      46,001   $      10,956
                                                   ==============  ==============  ==============

NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company receives legal counsel through a firm that is related to the Company through common ownership (aggregate ownership by the firm and one of its partners of 9.5% of the Company's outstanding stock at September 30, 2001). Legal fees incurred from this related party approximated $82,791, $63,003 and $0 in the years ended September 30, 2001, 2000 and 1999, respectively. Additionally, the Company's accounts payable include $86,780, $33,489 and $0 at September 30, 2001, 2000 and 1999, respectively, for legal services received from this related party.

NOTE 10 - UNSUCCESSFUL BUSINESS COMBINATION COSTS
-------------------------------------------------

     During 2001, the Company entered into negotiations for a business combination with Connectivity, Inc. and Econo-Comm, Inc., two closely-held Florida corporations. In conjunction with the negotiations, the Company contracted with various professionals to perform due diligence, to audit the financial statements of Connectivity, Inc. and to draft the various contracts for the proposed business combination(s). The Company was unsuccessful in reaching an agreement on the terms of the business combination(s) and believes the proposed business combination(s) will not be consummated. The costs incurred through September 30, 2001 on the proposed business combination(s) are reported as other expense in the statement of operations and consist of the following costs:

               Legal fees                                  $      37,102
               Accounting fees                                     6,345
               Other professional fees                             9,000
               Other                                               4,700
                                                           ---------------

                                                           $      57,147
                                                           ===============


NOTE 11 - SUBSEQUENT EVENTS
---------------------------

     Subsequent to September 30, 2001, the Company received advances totaling $39,000 from shareholders under notes payable agreements due on demand. The note agreements provide for interest at 12% per annum.

     In January 2002, the Company issued 320,515 shares of stock to shareholders as payment for advances and short-term notes payable totaling $80,129, including interest that had accrued on the notes payable. Additionally, the Company's president and the Company agreed to settle compensation payable to the president, through December 31, 2001, of $54,000, net of required payroll withholdings, in exchange for shares of common stock.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of HOM are as follows:

                 Name              Age                     Position
                 ----              ---                     --------
           Robert S. Wilson        78         Chairman of the Board of Directors
                                                  and Chief Executive Officer

            Bryce N. Batzer        80                      Director

            Theresa A Varin        34                 Secretary-Treasurer

         No arrangements have been made, including nominations, for any other person to become a director of HOM, except for Bobby Sauls, who would become a Director of HOM and President and Chief Executive Officer of Direct if the contemplated transaction with him and his company, Factory Built Homes, Inc., are successfully concluded. SEE SUMMARY OF CURRENT SITUATION AND PARTICULAR DEVELOPMENTS, [p. 1] Management would be receptive to additional, appropriate directors, which management believes would strengthen HOM. All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors, other than the plan to elect Mr. Sauls if the contemplated transaction with him is successfully concluded. The Company has not compensated its directors for service on the Board of Directors of HOM or any of its subsidiaries or any committee thereof. Any non-employee director of HOM or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of HOM is appointed by and serves at the discretion of the Board of Directors.

         None of the officers or directors of HOM is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than HOM.

         The business experience of each of the persons listed above during the past five years is as follows:

         Robert S. Wilson has been Chairman of the Board and Chief Executive Officer of HOM since its incorporation in July 2000, has been a director and Chairman of the Board of Directors since September 30, 1998, becoming Chief Executive Officer on July 31, 2000 following the resignation of the then President of Direct, and has been Chairman of the Board and Chief Executive Officer of Homes from April 22, 2000, having been the director of Homes from its incorporation in December 1999. Mr. Wilson was Chairman of Apple Homes Corporation, the former parent of Direct, from 1993 until his resignation on June 30, 1999. Prior thereto, he was, for many years, a stockbroker.

         Bryce N. Batzer retired as president of Plastiline, Incorporated, a manufacturer of plastic pipefittings and valves, in 1977 and now manages his personal investments. He was a director, a member of the executive committee and chairman of the loan committee of Florida Coast Banks, Incorporated from 1962 to 1988. He is and has been since 1986, a director and corporate secretary of American Marine Products, Inc., Pompano Beach, Florida, a manufacturer of marine windshields, windows and doors. He also is managing partner (i) and has been since 1979, of Energy Conversion Associates, which owns and operates a warehouse complex in Pompano Beach, (ii) and has been since 1981, of Delray Associates Ltd, which owns a 99 year ground lease under the recreation area of a 256 unit condominium located in Delray Beach, Florida, and (iii) and has been since 1986, of the 57th Avenue Group, which owns a restaurant building leased to Miami Sub Corp., located in Pompano Beach, Florida.

         Theresa N. Varin has been Secretary-Treasurer of HOM since April 27, 2001 and was designated as an executive officer of HOM, and became its Chief Financial Officer, on June 27, 2001. Prior thereto since June 16, 2000, she was Assistant Secretary-Assistant Treasurer of HOM. She was employed by the Company in February 2000 as an administrative assistant. From July 1997 to October 1999, she was a Customer Service Representative of Community Bank, an affiliate of Bank of America, in Hanau, Germany. Prior thereto, from August 1995 to September 1996, she was a Customer Service Representative with Babies R Us in Martinez, Georgia.

         Robert S. Wilson may be deemed to be a promoter of the Corporation. See
Item 7. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - PROMOTER AND CONTROLLING PERSONS. Robert S. Wilson and Bryce N. Batzer may be deemed the controlling persons of the Company in view of their positions as directors and the largest shareholders of the Company.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

         Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended September 30, 2001 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of
Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year, no filings having been required in prior fiscal years.

ITEM 10. EXECUTIVE COMPENSATION.

         As of September 30, 2001, no employee of the Company has earned in excess of $50,000 per annum.

         Robert S. Wilson, Chairman and CEO of HOM, received minimal compensation in cash and common stock of Direct, which has become common stock of HOM, or common stock of HOM, as set forth in the following table. The Board of Directors of HOM has authorized compensation to Mr. Wilson of $72,000 a year effective April 1, 2001. It is not contemplated that compensation will be paid to Mr. Wilson until the cash flow of the Company can accommodate such payment, although the Company is accruing the authorized salary and related benefits on a monthly basis beginning April 1, 2001. Mr. Wilson has indicated his willingness to convert his salary through December 31, 2001 into HOM common stock at $.25 a share. That salary of $54,000, which would net to $39,062 after estimated withholding of income and FICA taxes of $14,931, would result in 156,276 shares issuable to him, which are to be issued not later than June 30, 2002.

         The following table sets forth all compensation paid by the Company for services rendered to the Company for the fiscal years ended September 30, 2001, 2000 and 1999 to the persons indicated. No compensation was paid by the Company to any executive officer of the Company for the year ended September 30, 1998. All stock compensation has been made on the basis of $.25 per share.

                           Summary Compensation Table

                                           Fiscal                                                     All Other
      Name and Principal Position           Year    Cash Compensation   Stock Compensation (1)      Compensation
      ------------------ --------           ----    -----------------   ----------------------      ------------
              Karen Stein
          President and C.E.O.              2000          $7,685              $2,875(2)                 $-0-
        Direct Lending, Inc. (3)            1999          33,162                 -0-                     -0-

            Theresa A. Varin
     Secretary - Treasurer and CFO,
           HOM Corporation(4)               2001           ---

            Robert S. Wilson                2001          $9,954              $26,046(5)
          Chairman and C.E.O.               2000           5,192              $    -0-                  $-0-
          HOM Corporation (6)               1999           -0-                $11,911                    -0-

---------------

(1) Stock issuances and common stock of Direct until July 5, 2000, when the merger of Direct into a subsidiary of HOM was effective and HOM became the investor owned company.

(2) The stock compensation shown for Karen Stein in 2000 consisted of 11,500 shares of Direct common stock valued at $0.25 per share. These shares have been purchased by Robert S. Wilson, Chairman and Chief Executive Officer of HOM, at the valuation price.

(3) Karen Stein was the President and Chief Executive Officer of Direct, which was then the investor owned company, from September 30, 1998 until her resignation effective July 31, 2000.

(4) Theresa A. Varin has been Secretary-Treasurer of HOM Corporation since April 27, 2001 and an executive officer and Chief Financial Officer of HOM Corporation since June 27, 2001.

(5) Mr. Wilson has agreed to accept shares of HOM common stock for his salary through December 31, 2001, of which $36,000 was earned during fiscal 2001. The estimated withholdings of income and FICA taxes of $9,954 applicable to such compensation payable as of September 30, 2001 are treated as cash compensation and the balance of $26,046 will be payable in 104,184 shares of HOM common stock valued at $.25 per share.

(6) Robert S. Wilson has been Chairman and Chief Executive Officer of HOM since its Consent of Directors of HOM Corporation in lieu of a first meeting of directors, effective June 16, 2000. HOM became the investor owned company, with Direct as a subsidiary, when Direct merged with a subsidiary of HOM effective July 5, 2000.

         The preceding table does not include any amounts for noncash compensation, including personal benefits, paid to the Company's C.E.O. The Company believes that the value of such noncash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the cash compensation reported for them.

EMPLOYMENT AGREEMENTS

         As of the date thereof, the Company has not entered into any employment contracts with any of its employees, officers or directors. The Company has not had a bonus, profit sharing, stock option, or other compensation or deferred compensation plan for the benefit of its employees, officers or directors. ITEM

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, to the best of the Company's knowledge, as of January 11, 2002 with respect to each person known by the Company to own beneficially (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) more than 5% of the outstanding HOM common stock, each director, each executive officer and all directors and officers as a group.

                                                        Amount and Nature of
    Name and Address of Beneficial Owner (1)            Beneficial Ownership              Percent of Class (2)
    ---------------------------------------             --------------------              --------------------
Robert S. Wilson(a)
4210 Columbia Road, Suite 10C
Martinez, GA 30907                                          716,441 (3)                          18.7%

Bryce N. Batzer(b)
629 Southwest 6th Street, Apt. 31
Pompano Beach, FL 33060                                     717,354 (4)                          18.7%

Theresa A. Varin(c)
4210 Columbia Road, Suite 10C
Martinez, GA 30907                                            1,600                               (5)

David R. Baker
One Independence Plaza, Suite 322
Birmingham, AL 35209                                        379,485 (6)                           9.9%

Carmine Cacciavillani
25 Fairfield Road
Clifton, NJ 07013                                           350,000                               9.1%

B. Michael Pisani
44 Lake Road
Short Hills, N.J.  07078                                    280,940                               7.3%

All directors and executive officers as a group           1,435,395                              37.4%


----------

         (a)   Director and executive officer
         (b)   Director
         (c)   Executive Officer

(1) Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.

(2) Based upon 3,833,182 shares of common stock outstanding as of January 11, 2002.

(3) Includes 107,727 shares registered in the name of Judith C. Wilson, Mr. Wilson's wife, as to which Mr. Wilson disclaims beneficial ownership. It does not include 88,000 shares registered in the name of Bradley C. Wilson; 40,290 shares registered in the name of Jeffrey R. Wilson and 40,000 shares registered in the name of Keith M. Wilson, Mr. Wilson's adult sons who do not reside with him, and 2,000 shares registered in the name of Keith M. Wilson, custodian for Brett M. Wilson, Mr. Wilson's grandson, as to all of which Mr. Wilson disclaims beneficial ownership, and in none of which he has voting or dispositive power. It also does not include 156,276 shares issuable to Mr. Wilson for compensation for April 1 - December 31, 2001 on or before June 30, 2002.

(4) Includes 3,201 shares registered in the name of Bryce N. Batzer, trustee under the Norma M. Batzer Exemption Trust, for the benefit of Mr. Batzer's children, as to which he disclaims beneficial interest. Does not include 100,000 shares registered in the name of David B. Batzer and Florence M. Batzer, joint tenants; 100,000 shares registered in the name of David B. Batzer, and 30,000 shares registered in the name of Ken Batzer, David B. Batzer and Ken Batzer being Bryce N. Batzer's adult sons who do not reside with him, as to all of which Mr. Batzer disclaims beneficial ownership and in none of which he has voting or dispositive power.

(5) Less than .1%.

(6) Includes 92,279 shares registered in the name of BJW Investments, LLC, which is wholly-owned by Baker, Johnston & Wilson LLP, of which Mr. Baker is a partner. BJW Investments, LLC, which Mr. Baker, with his partners, jointly direct, has investment and voting power over such shares. Mr. Baker's partners have majority power in effecting such directions. Mr. Baker has a proportional beneficial interest in such 92,279 shares, which is not fully determined but will not exceed 50%. It does not include 78,337 shares issuable to Mr. Baker on conversion of his loans to the Company, outstanding to the Company in the amount of $19,584 on January 11, 2002, plus shares issuable with respect to the unpaid principal amount of such loans. These shares will be issuable as and when their issuance would not cause Mr. Baker's beneficial ownership of HOM common stock, including HOM common stock held by his law firm, to exceed 9.9% of the total outstanding shares of HOM common stock.

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PARTICULAR TRANSACTIONS

         There have been no transactions during the last two years between the Company and any officer, director, nominee for election as director, or any shareholder owning more than 5% of the Company's outstanding shares, or any member of any such individual's immediate family, as to which the amount involved in the transaction or a series of similar transactions exceeded $60,000, except as set forth below.

FISCAL YEAR ENDED SEPTEMBER 30, 1999

         The spin off of common stock of Direct to shareholders of Apple Homes, Inc. of record on March 1, 1999 included the following recipients:

              Individual                       Number of Shares           Value*
              ----------                       -----------------          ------
Robert S. Wilson                                       19,414**           $1,941

Judith C. Wilson, wife of Robert S. Wilson              5,100                510

Jeffrey R. Wilson, son of Robert S. Wilson                290                 29

Bryce N. Batzer                                         9,977                998

Bryce N. Batzer, as Trustee for his children            3,201                320

B. Michael Pisani                                         940                 94

-------------
* Valued at $0.10 per share, the price at which shares of Direct were sold following the spin off.

** 17,445 shares registered in the name of Robert S. Wilson and 1,969 shares registered in a broker's account for Robert S. Wilson and subsequently transferred to him.

The initial sale of common stock of Direct at $0.10 per share included:


Individual                        Number of Shares of Direct Received      Date Issued         Value
----------                        -----------------------------------      -----------         -----
Robert S. Wilson                                     100,000                4/12/1999        $10,000
Bryce N. Batzer                                      250,000                4/12/1999         25,000
David B. and Florence M.                             100,000                4/12/1999         10,000
Batzer, son and daughter-in-law
of Bryce N. Batzer
Ken Batzer, son of Bryce N. Batzer                    30,000                5/12/1999          3,000


Subsequent sale of or, if indicated, compensation for services or expenses by, common stock of Direct included:

           Individual            Number of Shares      Date Issued        Value
           ----------            ----------------      -----------        -----
Robert S. Wilson                           8,000        6/22/1999        $2,000
                                         112,000        8/14/1999        28,000
                                         -------                         ------
                           Total         120,000                         30,000
                                         -------                         ------
B. Michael Pisani                         40,000        6/22/1999        10,000
BJW Investments, LLC (1)                   6,876        8/14/1999         1,719

--------------
(1) Subsidiary of Baker, Johnston & Wilson LLP, of which David R. Baker is a partner, for legal services and charges.

FISCAL YEAR ENDED SEPTEMBER 30, 2000

         Sale of or, if indicated, compensation for services or expenses by, shares of common stock of Direct included:


          Individual                        Number of Shares           Date Issued             Value
          ----------                        ----------------           -----------             -----
Robert S. Wilson                                  56,000                10/5/1999             $14,000
                                                  52,000                12/7/1999              13,000 (1)
                                                  40,000                 4/4/2000              10,000
                                                   8,000                4/28/2000               2,000
                                                  20,000                6/14/2000               5,000
                                                   2,000(2)             6/16/2000                 500
                                                   -----                                          ---
                                       Total     178,000                                       44,500
                                                 -------

Bradley C. Wilson, son of
Robert S. Wilson                                  48,000                 3/15/2000             12,000

Keith M. Wilson f/b/o Brett M.
Wilson, grandson of Robert S.
Wilson (for services)                              2,000                12/7/1999                 500

Judith C. Wilson, wife of
Robert S. Wilson (for services)                    8,000                12/7/1999               2,000

Bryce N. Batzer                                  100,000                12/7/1999              25,000
                                                   4,286                3/15/2000               1,072
                                                  48,740                 4/4/2000              12,185
                                                  ------                                       ------
                                       Total     153,026                                       38,257
                                                 -------                                       ------

B. Michael Pisani                                240,000(3)             10/5/1999             120,000

Carmine Cacciavillani                            125,000(4)             10/5/1999              20,000
                                                 100,000(4)             5/15/2000              16,000
                                                 -------                                       ------
                                       Total     225,000                                       36,000
                                                 -------                                       ------

David R. Baker                                   200,000                 3/15/2000             50,000

BJW Investments, LLC(5)                           10,748                12/27/1999              2,687
                                                  24,655                 5/15/2000              6,164
                                                  ------                                        -----
                                       Total     235,403                                       58,851
                                                 -------                                       ------

---------------
(1) Includes $5,000 for reimbursement of expenses, and $3,000 for guaranteeing a bank loan to the Company of $20,000.
(2) Shares of HOM issued prior to the merger of Direct into a subsidiary of HOM to enable HOM to commence business.
(3) Issued at $0.50 a share for advertising services.
(4) Represents an installment of stock compensation for establishing and maintaining the Homes website as orally agreed in October 1999.

(5) Subsidiary of Baker, Johnston & Wilson LLP, of which David R. Baker is a partner, for legal services and charges. In addition Baker, Johnston & Wilson LLP received cash payment of $10,532 for legal services to, and charges for, the Company.

FISCAL YEAR ENDED SEPTEMBER 30, 2001

         Sale of, or, if indicated, compensation for services or expenses by, common stock of HOM included:

     Individual           Number of Shares        Date of Issue      Value
     ----------           ----------------        -------------      -----

Robert S. Wilson                    124,000        11/15/2000        $31,000
                                     40,000        1/31/2001          10,000
                                     72,000        2/16/2001          18,000 (1)
                                     64,000        4/27/2001          16,000
                                     ------                           ------
                          Total     300,000                           75,000
                                   --------                           ------

Bryce N. Batzer                       2,468        11/14/2000            617(2)
                                     20,000         1/2/2001           5,000
                                    100,000         2/6/2001          25,000
                                    -------                           ------
                          Total     122,468                           30,617
                                    -------                           ------

David B. Batzer
Son of Bryce N. Batzer              100,000        6/18/2001          25,000

Carmine Cacciavillani               125,000(3)     1/31/2001          20,000
David R. Baker                       40,000        4/27/2001          10,000
BJW Investments, LLC                 50,000(4)    12/28/2000          12,500
                                     ------                           ------
                           Total     90,000                           22,100
                                     ------                           ------

--------------

(1) Represents $18,000 for conversion of previous advances to the Company.
(2) Expense reimbursement.
(3) Represents the final installment of stock compensation for establishing and maintaining the Homes' website, as orally agreed in October 1999.
(4) Subsidiary of Baker, Johnston & Wilson LLP, of which David R. Baker is a partner, for legal services and charges.

         David R. Baker, a partner of Baker, Johnston & Wilson LLP, counsel to the Company, loaned $15,000 to the Company on July 16, 2001 and another $15,000 on September 27, 2001. Bryce N. Batzer, a director of HOM, loaned to the Company $15,000 on July 23, 2002 and $9,000 on September 6, 2001. Each loan was on a demand basis and was evidenced by a note bearing interest at 12% per annum.

PERIOD FROM OCTOBER 1, 2001 TO JANUARY 11, 2001

         On October 27, 2002, Bryce N. Batzer, a director of HOM, loaned $19,000 to the Company. In late November and early December 2001, Judith C. Wilson, the wife of Robert S. Wilson, Chairman and CEO of HOM, transferred to a brokerage account of Homes marketable securities that were sold forthwith upon transfer for aggregate net proceeds of $34,657, resulting in an advance to the Company by Mrs. Wilson in that amount. Mrs. Wilson has been reimbursed $11,000 of such amount, leaving $23,657. Both the loan by Mr. Batzer and the advance by Mrs. Wilson were on a demand basis, Mr. Wilson's loan was evidenced by a note bearing interest at 12% per annum.

         On January 9, 2002, the Company authorized the issuance of HOM common stock upon conversion of loans by David R. Baker, a partner of Baker, Johnston & Wilson, counsel to the Company and Bryce N. Batzer, a director of HOM, including the unpaid interest on such loans to January 9, 2002, and advances by Judith C. Wilson, wife of Robert S. Wilson, a director of HOM, to the Company, on the basis of $.25 per share

         To limit his ownership in the Company to meet guidelines set by the professional liability insurers of his firm, Mr. Baker's loans will not be converted to the extent and so long as such conversion would cause his beneficial ownership of HOM common stock, including HOM common stock owned by his law firm, to exceed 9.9% of the outstanding shares of HOM common stock.

As a result of such authorization, the following shares of HOM common stock have been issued:

         (a) 178,682 shares to Bryce N. Batzer in conversion of his $43,000 in loans to the Company and $1,670interest thereon to January 9, 2002, or a total of $44,670, and

         (b) 94,627 shares to Judith C. Wilson in conversion of her $23,657 in net advances to the Company.

         (c) 47,206 shares to David R. Baker in conversion of interest to January 9, 2002 of $1,386 on his $30,000 principal amount of loans to the Company, and $10,416 principal amount, or a total of $11,802, leaving a remaining unpaid principal amount of Mr. Baker's loans to the Company of $19,584 with interest thereon of 12% payable from January 9, 2002, which will be converted when and to the extent such conversion would not cause Mr. Bakers beneficial ownership of HOM common stock to exceed 9.9% of the total HOM common stock outstanding.

         Through December 31, 2001, the Company accrued $54,000 of salary for Robert S. Wilson, Chairman and CEO of HOM. Mr. Wilson had indicated his willingness to accept HOM common stock on the basis of $.25 a share in payment of his salary, after deduction of withholding of income and FICA taxes, such stock to be issued to him not later than June 30, 2002, and on January 9, 2002, the Company authorized such issuance. The Company estimates that such withholding payments will be $14,931 and that Mr. Wilson, therefore, will be granted 156,276 shares in payment of the remaining $39,069 of his salary.

PROMOTER AND CONTROLLING PERSONS

         Robert S. Wilson may be deemed to be a promoter of the Company in view of his role in arranging the spin off of one share of the common stock of Direct for each 10 shares of common stock of Apple Homes, Inc. Mr. Wilson received no compensation or other payments related thereto, although, as a shareholder of Apple Homes, Inc., he received 19,414, and members of his immediate family received 5,390, shares of the common stock of Direct. Mr. Wilson and Bryce N. Batzer may be deemed the controlling persons of the Company in view of their positions as directors and the largest shareholders of the Company. See Item 5. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS. HOM has no parents.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed with this Registration Statement:


Exhibit No.        Exhibit Name
-----------        ------------

3.1                Articles of Incorporation of HOM Corporation (1)
3.2                By-Laws of HOM Corporation (1)
4. Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation - Article Four)
10.1               Agreement with B. Michael Pisani (1)
10.3               Agreement dated June 22, 2001 between Howard Bronson and HOM
                   Corporation (2)
21.1               List of Subsidiaries of HOM Corporation (1)
23.1               Consent of Elliott Davis, L.L.P.

(1) Incorporated by reference to the exhibit as filed with Form 10-SB of HOM Corporation, filed with the Securities and Exchange Commission on February 9, 2001.

(2) Incorporated by reference to the exhibit as filed with Form 10-SB/A2 of HOM Corporation, filed with the Securities and Exchange Commission on August 31, 2001.


REPORTS ON FORM 8K

         No reports on Form 8-K were filed during the last quarter of the year ended September 30, 2001.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         HOM CORPORATION
                                           (Registrant)

                                     By /s/ Robert S. Wilson
                      Robert S. Wilson, Chairman and Chief Executive Officer
                                      Date: January 14, 2002

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                                     By /s/ Robert S. Wilson
                      Robert S. Wilson, Chairman and Chief Executive Officer
                                      Date: January 14, 2002

                                     By /s/ Theresa A. Varin
                  Theresa A. Varin, Secretary-Treasurer, Chief Financial Officer
                                      Date: January 14, 2002