Form 10QSB
period 2001-12-31
HOM CORP
filed 2002-02-14
CIK 1133798

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

For the quarterly period ended December 31, 2001

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of February 3, 2002: 3,833,182 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]


PART I - FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

                             HOM CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED BALANCE SHEETS

                                                                        DECEMBER 31,    SEPTEMBER 30,
                                                                            2001            2001
                                                                         ----------      ----------
                                                                        (UNAUDITED)
                                          ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $   9,759       $  22,055
  Accounts receivable                                                          400             850
  Trading securities                                                         9,093             612
                                                                         ----------      ----------

    Total current assets                                                    19,252          23,517

PROPERTY AND EQUIPMENT - NET                                                23,815          27,691

OTHER ASSETS                                                                 2,095           3,327
                                                                         ----------      ----------

                                                                         $  45,162       $  54,535
                                                                         ==========      ==========

                      LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $  43,474       $  43,457
  Accounts payable to related parties                                       99,881          86,780
  Accrued wages                                                             58,131          38,880
  Deferred revenues                                                          3,481           4,530
  Short-term notes payable                                                  21,201          21,425
  Shareholder advances                                                     108,657          54,000
                                                                         ----------      ----------

    Total current liabilities                                              334,825         249,072
                                                                         ----------      ----------

STOCKHOLDERS' DEFICIT
  Paid in capital - 1,000,000 preferred shares authorized; 0 shares
    issued and outstanding                                                       -               -
  Paid in capital - no par common - 50,000,000 shares authorized;
    issued and outstanding 3,508,667 shares at December 31, 2001
    and September 30, 2001                                                 687,524         687,524
Accumulated deficit                                                       (977,187)       (882,061)
                                                                         ----------      ----------

                                                                          (289,663)       (194,537)
                                                                         ----------      ----------

                                                                         $  45,162       $  54,535
                                                                         ==========      ==========

                   The accompanying notes are an integral part of these
                            consolidated financial statements.

                            HOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF OPERATIONS

                                                      FOR THE THREE MONTHS
                                                        ENDED DECEMBER 31,
                                                  ------------------------------
                                                      2001              2000
                                                  ------------      ------------
                                                   (UNAUDITED)       (UNAUDITED)

REVENUES                                          $    18,197       $    16,597
                                                  ------------      ------------

OPERATING EXPENSES
  Salaries, commissions and benefits                   32,633            21,720
  Professional fees                                    19,329               632
  Office expense                                        5,519             6,537
  Travel                                                5,353             6,043
  Rent                                                  4,118             7,742
  Magazine printing                                     3,952             2,681
  Depreciation                                          3,876             3,890
  Closing costs                                         2,873                 -
  Utilities and telephone                               2,542             7,289
  Advertising                                           1,395             4,191
  Website maintenance                                       -             4,800
  Other                                                 3,016             3,208
                                                  ------------      ------------

                                                       84,606            68,733
                                                  ------------      ------------

    Operating loss                                    (66,409)          (52,136)
                                                  ------------      ------------

OTHER INCOME (EXPENSE)
  Unsuccessful business combination costs             (27,104)                -
  Interest                                             (2,198)             (642)
  Realized gains on trading securities                    379                 -
  Unrealized gains on trading securities                  206                 -
                                                  ------------      ------------

                                                      (28,717)             (642)
                                                  ------------      ------------

    Loss before income taxes                          (95,126)          (52,778)

PROVISION FOR INCOME TAXES                                  -                 -
                                                  ------------      ------------

    Net loss                                      $   (95,126)      $   (52,778)
                                                  ============      ============


PER SHARE INFORMATION:
  Basic net loss per common share                 $     (0.03)      $     (0.02)
                                                  ============      ============

  Weighted average shares outstanding               3,508,667         3,017,001
                                                  ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       HOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                 COMMON STOCK                              TOTAL
                                                           -------------------------                   STOCKHOLDERS'
                                                                            PAID IN      ACCUMULATED      EQUITY
                                                             SHARES         CAPITAL        DEFICIT       (DEFICIT)
                                                           ----------     ----------     ----------      ----------
BALANCE, SEPTEMBER 30, 2000                                2,901,667      $ 535,774      $(535,662)      $     112

  Common stock issued as settlement for accounts
    payable related to professional services received         63,000         15,750              -          15,750
  Common stock issued for cash                               368,000         92,000              -          92,000
  Common stock issued as repayment for
    cash advances                                            176,000         44,000              -          44,000
  Net loss                                                         -              -       (346,399)       (346,399)
                                                           ----------     ----------     ----------      ----------

BALANCE, SEPTEMBER 30, 2001                                3,508,667        687,524       (882,061)       (194,537)

  Net loss (unaudited)                                             -              -        (95,126)        (95,126)
                                                           ----------     ----------     ----------      ----------

BALANCE, DECEMBER 31, 2001
(UNAUDITED)                                                3,508,667      $ 687,524      $(977,187)      $(289,663)
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


                             HOM CORPORATION AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                    FOR THE THREE MONTHS
                                                                      ENDED DECEMBER 31,
                                                                  ------------------------
                                                                     2001          2000
                                                                  ---------      ---------
                                                                  UNAUDITED      UNAUDITED
OPERATING ACTIVITIES
  Net loss                                                        $(95,126)      $(52,778)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                     3,876          3,890
    Realized and unrealized gains from trading securities             (585)             -
    Changes in deferred and accrued amounts:
      Accounts receivable                                              450          1,026
      Prepaid expenses                                                   -         25,250
      Other assets                                                   1,232              -
      Accounts payable and accrued expenses                             17          1,245
      Accounts payable to related parties                           13,101              -
      Accrued wages                                                 19,251              -
      Deferred revenues                                             (1,049)        (4,092)
                                                                  ---------      ---------

        Net cash used in operating activities                      (58,833)       (25,459)
                                                                  ---------      ---------

INVESTING ACTIVITIES
  Purchase of trading securities                                   (31,433)             -
  Proceeds from sale of trading securities                          58,194              -
                                                                  ---------      ---------

        Net cash provided by investing activities                   26,761              -
                                                                  ---------      ---------

FINANCING ACTIVITIES
  Proceeds, net of repayments, from short-term notes payable
     and stockholder advances                                       19,776          1,801
  Proceeds from the sale of common stock                                 -         30,000
                                                                  ---------      ---------

        Net cash provided by financing activities                   19,776         31,801
                                                                  ---------      ---------

        Net increase (decrease) in cash                            (12,296)         6,342

CASH, BEGINNING OF PERIOD                                           22,055            689
                                                                  ---------      ---------

CASH, END OF PERIOD                                               $  9,759       $  7,031
                                                                  =========      =========

                                                                     (Continued)

                        HOM CORPORATION AND SUBSIDIARIES
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE THREE MONTHS
                                                                  ENDED DECEMBER 31,
                                                               -----------------------
                                                                 2001          2000
                                                               ---------     ---------
                                                               UNAUDITED     UNAUDITED
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

Cash paid for interest                                         $    353      $   465
                                                               =========     ========
Noncash financing activities
Trading securities received as advances from stockholders      $ 34,657      $     -
                                                               =========     ========
Common stock issued as settlement for accounts
  payable related to professional services received            $      -      $15,750
                                                               =========     ========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

                        HOM CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements of HOM CORPORATION AND SUBSIDIARIES (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's management believes that all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the three months ended December 31, 2001, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2001, included in the Company's registration statement on Form 10-SB/A-3 and Form 10-KSB, both of which were filed on January 15, 2002 with the Securities and Exchange Commission.

     Certain reclassifications have been made to the financial information of previous periods to conform to the presentation of the financial statements as of and for the three months ended December 31, 2001.

NOTE B - TRADING SECURITIES
---------------------------

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

NOTE C - ACCOUNTS PAYABLE TO RELATED PARTIES
--------------------------------------------

     The Company receives substantially all of its legal counsel from a firm related through common ownership (aggregate ownership by the firm and one of its partners of approximately 9.5% of the Company's outstanding stock at December 31, 2001). Amounts payable to this firm for services rendered totaled $99,881 at December 31, 2001 and $86,780 at September 30, 2001.

NOTE D - UNSUCCESSFUL BUSINESS COMBINATION COSTS
------------------------------------------------

     During 2001, the Company entered into negotiations for a business combination with Connectivity, Inc. and Econo-Comm, Inc., two closely-held Florida corporations. In conjunction with the negotiations, the Company contracted with various professionals to perform due diligence, to audit the financial statements of Connectivity, Inc. and to draft the various contracts for the proposed business combination(s). The Company was unsuccessful in reaching an agreement on the terms of the business combination(s) and believes the proposed business combination(s) will not be consummated. The unsuccessful business combination costs incurred for the three months ended December 31, 2001 were $27,104 and are reported as other expense in the statement of operations.

                                                                     (Continued)

-----------------------------------------------------------

     The total costs incurred on the unsuccessful business combination(s) through December 31, 2001 are as follows:


               Legal fees                                    $      45,508
               Accounting fees                                      16,043
               Other professional fees                              18,000
               Other                                                 4,700
                                                             --------------

                                                             $      84,251
                                                             ==============

     Management does not anticipate additional costs will be incurred with respect to the unsuccessful business combination(s) with Connectivity, Inc. and Econo-Comm, Inc.

NOTE E - SEGMENT INFORMATION
----------------------------

     The Company provided services through two industry segments during the three months ended December 31, 2001 and 2000. The Company's advertising segment provides advertising services for For Sale By Owner (FSBO) real estate and for businesses. The Company's mortgage segment provides mortgage services to individuals and small business as a mortgage broker. The basis for identifying and measuring the results of the segment activities is consistent within the periods presented and is consistent with the basis used in the audited financial statements for the year ended September 30, 2001 and 2000, included in the Company's registration statement on Form 10-SB/A-3 and Form 10-KSB.

     The accompanying financial statements include the following business segment information:

                                                FOR THE THREE MONTHS
                                                 ENDED DECEMBER 31,
                                           --------------------------------
                                               2001              2000
                                           ---------------  ---------------
                                            (UNAUDITED)      (UNAUDITED)
         REVENUES:
               Mortgage                    $        6,752   $        7,241
               Advertising                         11,445            9,356
                                           ---------------  ---------------

                                           $       18,197   $       16,597
                                           ===============  ===============

         OPERATING LOSS:
               Mortgage                    $       25,452   $       19,639
               Advertising                         40,957           32,497
                                           ---------------  ---------------

                                           $       66,409   $       52,136
                                           ===============  ===============

         DEPRECIATION:
               Mortgage                    $          523   $          540
               Advertising                          3,353            3,350
                                           ---------------  ---------------

                                           $        3,876   $        3,890
                                           ===============  ===============

                                                                     (Continued)

     ---------------------------------------

                                                     FOR THE THREE MONTHS
                                                      ENDED DECEMBER 31,
                                                --------------------------------
                                                    2001              2000
                                                ---------------  ---------------
                                                 (UNAUDITED)      (UNAUDITED)
         PURCHASE OF PROPERTY AND EQUIPMENT:
               Mortgage                         $         -      $         -
               Advertising                                -                -
                                                ---------------  ---------------

                                                $         -      $         -
                                                ===============  ===============

         PROPERTY AND EQUIPMENT - NET:
               Mortgage                         $        7,452   $        9,918
               Advertising                              16,363           32,193
                                                ---------------  ---------------

                                                $       23,815   $       42,111
                                                ===============  ===============


     NOTE F - SUBSEQUENT EVENTS
     --------------------------

     Subsequent to December 31, 2001, the Company issued Common shares as payment for advances from certain shareholders, including interest accrued thereon. Total shares issued and the fair value exchanged (advances paid plus interest) are summarized as follows:

                                                                        FAIR
                                                        SHARES          VALUE
                                                     -------------  ------------

         Shareholder advances                             308,291   $    77,073
         Accrued interest on shareholder advances          12,224         3,056
                                                     -------------  ------------

                                                          320,515   $    80,129
                                                     =============  ============


     In addition, the Company agreed to settle $39,069 of the accrued compensation payable to the Company's chairman and chief executive officer of $54,000, as of December 31, 2001, in exchange for 156,276 Common shares. The 156,276 Common shares are to be issued on or before June 30, 2002, and the balance payable of $14,931 will be settled with cash.

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS

         The following information should be read in conjunction with the financial statements and notes thereto appearing elsewhere in this Form 10-QSB. Reference is also made to other filings by the Company with the Securities and Exchange Commission, financial statements therein and management's discussion and analysis related to such financial statements, particularly the financial statements and management's discussion and analysis contained in the Company's Form 10-KSB with filing date of January 15, 2002.

         The Company's financial position is not good. It has never earned a profit, has incurred an accumulated deficit of $977,187 as of December 31, 2001 and has limited access to material additional capital. Revenues of the magazine, FOR SALE BY OWNER AND BUILDER, will need to improve substantially and/or the number of mortgage closings will need to increase substantially for the Company to survive in its present form. If the Company is unable to do this, it will not be able to continue as a going concern without materially changing its business in a way to produce positive operating cash flow. The Company currently has no arrangements for any such change. The Company has reduced its annual expenses an estimated $50,000 a year since December 2000, (i) by moving to smaller and less expensive premises and (ii) by replacing the employee who handled the production of FOR SALE BY OWNER AND BUILDER through the performance of his functions by other Company personnel. These expense reductions, however, do not eliminate the Company's current operating deficits. Although there has been a recent increase in customer interest in mortgage financings, believed to be a result of declining interest rates, and the Company has closed 8 financings this year through February 11, 2002, a material increase over any full quarter in fiscal 2001; there can be no assurance that the Company can survive with its present operations. The Company, therefore, is seeking a merger or other business combination or strategic alliance with a stronger partner that would be attracted by the business potential and/or the business structure of the Company, including its situation as an entity whose common stock has been registered under Section 12(g) of the Securities Exchange Act of 1934. In this regard, negotiations with Robert S. Sauls and his company, Factory Built Homes, Inc. ("Factory"), to acquire Factory, which the Company believes would put HOM in a position to obtain additional financing, have been suspended indefinitely, in view of financing uncertainties, although the Company hopes ultimately to acquire Factory if the financing uncertainties can be resolved. There is no merger, other business combination or strategic alliance as to which the Company has any commitments or agreements, although discussions continue to be held with various persons in an attempt to develop business opportunities for the Company.

LIQUIDITY

         The Company currently and throughout its existence has lacked liquidity as a result of its lack of initial financing and its continuing operating losses. It has maintained its ability to pay expenses through the sale of its common stock from time to time, principally to its directors, who have made multiple investments. It is anticipated that the Company will remain dependent on such funding, as to which there is no assurance that it will continue, until it is able to arrange a financing of the Company or it is able to arrange a merger, joint venture or other strategic alliance with a financially sound entity, as to which there is no assurance.

CAPITAL EXPENDITURES

         The Company has no material commitments for capital expenditures and has no need, in its present operations, to make material capital expenditures.

RESULTS OF OPERATIONS

         o Quarter ended December 31, 2001 compared with Quarter ended December 31, 2000.

         Revenue increased $1,600 from $16,597 TO $18,197, or 9.6%, as a result of an increase in advertising revenue partially offset by a decline in mortgage revenues.

         The operating loss increased $14,273 from $52,136 to $66,409, or 27.4%, principally as a result of (1) an increase in professional fees of $18,697 from $632 to $19,329, or 2,958%, principally as a result of accounting and legal services relating to the preparation of audited financial statements for the year ended September 30, 2001 and the preparation of filings with the Securities and Exchange Commission (which services were not required in the previous period) and an increase in other legal services; (2) an increase in salaries, commissions and benefits of $10,913, or 22%, from $21,720 to $32,633, as a result of the salary of the Chairman and Chief Executive Officer of $18,000 during the period, which salary did not exist in the prior period, partially offset by a reduction in compensation to others; (3) $2,873 in closing costs (which were not incurred in the prior period), and (4) an increase in magazine printing cost of $1,271, or 49%, from $2,681 to $3,952, which increases were partially offset by the elimination of web maintenance costs, which were $4,800 in the prior period, a reduction in rent of $3,624, or 47%, from $7,742 to $4,118 and lesser reductions in advertising, office expense, travel, other and depreciation, together with the increase in revenue of $1,600 noted above.

OTHER INCOME (EXPENSE)

         The net other expense for the Quarter ended December 31, 2001 was $28,717, as compared with $642 for the Quarter ended December 31, 2000, substantially all of such $28,075 increase resulting from unsuccessful business combination costs of $27,104, which costs did not exist in the previous quarter. Interest expense increased from $642 to $2,198, partially offset by realized and unrealized gains on trading of $585, which did not exist in the earlier period. It is contemplated that there will be no material unsuccessful business combination expenses or gains or losses on trading in the current quarter, and interest expenses will not materially increase.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         The Company has net operating loss carryforwards as at September 30, 2001 totaling $894,324 that may be offset against future taxable income until 2018, 2019, 2020 and 2021. In view of the losses sustained in the three months ended December 31, 2001, the net operating loss carryforwards will have increased as of that date. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with $7,979 relating to intangible assets and $11,470 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $260,335 as of September 30, 2001, are assets of the Company that may be used against future income tax. For financial statement purposes, a valuation allowance of $259,426, or 100%, has been taken against net deferred taxes as of September 30, 2001. A larger equivalent valuation will be taken against the larger amount of such assets as of December 31, 2001. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. The deferred tax asset, therefore, is not reflected as an asset of any value in HOM's Consolidated Balance Sheet as of December 31, 2001 but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.

ACCOUNTING AND REPORTING CHANGES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standard ("SFAS") No. 141, "Business Combinations." SFAS No. 141 addresses accounting and reporting for all business combinations and defines the purchase method as the only acceptable method. The statement is effective for all business combinations initiated after June 30, 2001. The Company plans to account for business combinations in accordance with SFAS No. 141.

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
                                                 HOM CORPORATION


Date:  February 13, 2002                         By: /s/ Robert S. Wilson
-----  -----------------                             --------------------------
                                                 Robert S. Wilson, Chairman and
                                                 Chief Executive Officer