Form 10QSB
period 2002-03-31
HOM CORP
filed 2002-05-20
CIK 1133798

                           [As filed with the Securities and Exchange Commission
                                                                   May 20, 2002]

================================================================================
SEC 2344  POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF INFORMATION
(5-99) CONTAINED IN THIS FORM ARE NOT REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.
================================================================================
                                                            OMB APPROVAL
                                                      OMB Number: 3235-0416
                                                      Expires: May 31, 2000
                                                      Estimated average burden
                                                      hours per response: 9708.0
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended March 31, 2002

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity. As of May 17, 2002: 3,885,682 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x]


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  HOM CORPORATION AND SUBSIDIARIES
                                   CONSOLIDATED BALANCE SHEETS


                                                                                 MARCH 31,       SEPTEMBER 30,
                                                                                   2002              2001
                                                                                ------------      ------------
                                                                                (UNAUDITED)
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                     $     2,590       $    22,055
  Accounts receivable                                                                   900               850
  Trading securities                                                                    285               612
                                                                                ------------      ------------

    Total current assets                                                              3,775            23,517

PROPERTY AND EQUIPMENT - NET                                                         19,938            27,691

OTHER ASSETS                                                                          1,834             3,327
                                                                                ------------      ------------

                                                                                $    25,547       $    54,535
                                                                                ============      ============

                                LIABILITIES AND STOCKHOLDERS' DEFICIT
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                         $    71,196       $    43,457
  Accounts payable to related parties                                               132,169            86,780
  Accrued wages                                                                      77,508            38,880
  Deferred revenues                                                                   3,447             4,530
  Short-term notes payable                                                           20,935            21,425
  Stockholder advances                                                               41,584            54,000
                                                                                ------------      ------------

    Total current liabilities                                                       346,839           249,072
                                                                                ------------      ------------

STOCKHOLDERS' DEFICIT
  Paid in capital - 1,000,000 preferred shares authorized; 0 shares issued
    and outstanding                                                                       -                 -
  Paid in capital - no par common - 50,000,000 shares authorized; issued and outstanding 3,885,682 on March 31, 2002 and 3,508,667 on
    September 30, 2001                                                              783,653           687,524
  Accumulated deficit                                                            (1,104,945)         (882,061)
                                                                                ------------      ------------

                                                                                   (321,292)         (194,537)
                                                                                ------------      ------------

                                                                                $    25,547       $    54,535
                                                                                ============      ============

           The accompanying notes are an integral part of these consolidated financial statements.


                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED
                                                                  MARCH 31,                          MARCH 31,
                                                       ------------------------------      ------------------------------
                                                           2002            2001               2002               2001
                                                       ------------      ------------      ------------      ------------
                                                        (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
REVENUES                                               $    32,411       $    18,683       $    50,608       $    35,280
                                                       ------------      ------------      ------------      ------------

OPERATING EXPENSES
  Professional fees                                         55,622             4,229            74,951             4,861
  Salaries, commissions and benefits                        41,587            13,911            74,220            35,631
  Magazine printing and distribution                        12,330             4,103            16,282             6,784
  Office expense                                             8,627            14,301            14,146            20,837
  Travel                                                     8,556             2,191            13,909             8,234
  Advertising                                                8,656             4,600            10,051             8,791
  Closing costs                                              6,337                 -             9,210                 -
  Utilities and telephone                                    5,706             5,945             8,248            13,235
  Depreciation                                               3,876             3,885             7,752             7,775
  Rent                                                       3,079             6,437             7,197            14,179
  Website maintenance                                           70                 -                70             4,800
  Other                                                      4,244               494             7,260             3,702
                                                       ------------      ------------      ------------      ------------

                                                           158,690            60,096           243,296           128,829
                                                       ------------      ------------      ------------      ------------

Operating loss                                            (126,279)          (41,413)         (192,688)          (93,549)
                                                       ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
  Unsuccessful business combination costs                        -                 -           (27,104)                -
  Interest, net                                             (1,938)              (56)           (4,136)             (698)
  Realized gains on trading securities                         547               858               926               858
  Unrealized gains (losses) on trading securities              (88)           (3,159)              118            (3,159)
  Loss on disposal of property and equipment                     -              (921)                -              (921)
                                                       ------------      ------------      ------------      ------------

                                                            (1,479)           (3,278)          (30,196)           (3,920)
                                                       ------------      ------------      ------------      ------------

Net loss                                               $  (127,758)      $   (44,691)      $  (222,884)      $   (97,469)
                                                       ============      ============      ============      ============

PER SHARE INFORMATION:
  Basic net loss per common share                      $     (0.03)      $     (0.01)      $     (0.06)      $     (0.03)
                                                       ============      ============      ============      ============

  Weighted average shares outstanding                    3,846,515         3,231,334         3,677,592         3,102,000
                                                       ============      ============      ============      ============

                The accompanying notes are an integral part of these consolidated financial statements.


                                       HOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                   COMMON STOCK                                  TOTAL
                                                         -----------------------------                       STOCKHOLDERS'
                                                                             PAID IN       ACCUMULATED          EQUITY
                                                            SHARES           CAPITAL         DEFICIT          (DEFICIT)
                                                         ------------     ------------     ------------      ------------
BALANCE, SEPTEMBER 30, 2000                                2,901,667      $   535,774      $  (535,662)      $       112

Common stock issued as settlement for accounts
  payable related to professional services received           63,000           15,750                -            15,750
Common stock issued for cash                                 368,000           92,000                -            92,000
Common stock issued as repayment for
  stockholder advances                                       176,000           44,000                -            44,000
Net loss                                                           -                -         (346,399)         (346,399)
                                                         ------------     ------------     ------------      ------------

BALANCE, SEPTEMBER 30, 2001                                3,508,667          687,524         (882,061)         (194,537)

Common stock issued as repayment for
  stockholder advances and related interest                  320,515           80,129                -            80,129
Common stock issued for cash                                  52,500           15,000                -            15,000
Common stock issued as settlement for accounts
  payable related to professional services received            4,000            1,000                -             1,000
Net loss (unaudited)                                               -                -         (222,884)         (222,884)
                                                         ------------     ------------     ------------      ------------

BALANCE, MARCH 31, 2002 (UNAUDITED)                        3,885,682      $   783,653      $(1,104,945)      $  (321,292)
                                                         ============     ============     ============      ============

                The accompanying notes are an integral part of these consolidated financial statements.


                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE THREE MONTHS ENDED       FOR THE SIX MONTHS ENDED
                                                                          MARCH 31,                     MARCH 31,
                                                                --------------------------      --------------------------
                                                                   2002            2001            2002            2001
                                                                ----------      ----------      ----------      ----------
                                                                (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
  Net loss                                                      $(127,758)      $ (44,691)      $(222,884)      $ (97,469)
  Adjustments to reconcile net loss to net cash
   used in operating activities
   Depreciation                                                     3,876           3,885           7,752           7,775
   Realized and unrealized losses (gains) from
     trading securities, net                                         (459)          2,301          (1,044)          2,301
   Loss on disposal of property and equipment                           -             921               -             921
   Expenses settled by issuance of common stock                     4,057               -           4,057               -
   Changes in deferred and accrued amounts
     Accounts receivable                                             (500)         (4,150)            (50)         (3,124)
     Prepaid expenses                                                   -         (20,450)              -           4,800
     Other assets                                                     261               -           1,493               -
     Accounts payable and accrued expenses                         27,722          (7,824)         27,739          (6,579)
     Accounts payable to related parties                           32,288               -          45,389               -
     Accrued wages                                                 19,377               -          38,628               -
     Deferred revenues                                                (34)         (1,906)         (1,083)         (5,998)
                                                                ----------      ----------      ----------      ----------

       Net cash used in operating activities                      (41,170)        (71,914)       (100,003)        (97,373)
                                                                ----------      ----------      ----------      ----------

INVESTING ACTIVITIES
  Purchase of trading securities                                        -         (70,590)        (31,433)        (70,590)
  Proceeds from sale of trading securities                          9,267          60,306          67,461          60,306
  Purchase of property and equipment                                    -          (1,558)              -          (1,558)
  Proceeds from sale of property and equipment                          -           4,200               -           4,200
                                                                ----------      ----------      ----------      ----------

       Net cash provided by (used in) investing activities          9,267          (7,642)         36,028          (7,642)
                                                                ----------      ----------      ----------      ----------

FINANCING ACTIVITIES
  Proceeds, net of repayments, from short-term notes
     payable and stockholder advances                               9,734          57,893          29,510          59,694
  Proceeds from the sale of common stock                           15,000          27,000          15,000          57,000
                                                                ----------      ----------      ----------      ----------

       Net cash provided by financing activities                   24,734          84,893          44,510         116,694
                                                                ----------      ----------      ----------      ----------

       Net increase (decrease) in cash                             (7,169)          5,337         (19,465)         11,679

CASH, BEGINNING OF PERIOD                                           9,759           7,031          22,055             689
                                                                ----------      ----------      ----------      ----------

CASH, END OF PERIOD                                             $   2,590       $  12,368       $   2,590       $  12,368
                                                                ==========      ==========      ==========      ==========

                                                                                                               (Continued)


                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                       FOR THE THREE MONTHS ENDED  FOR THE SIX MONTHS ENDED
                                                                 MARCH 31,                 MARCH 31,
                                                         -----------------------     ---------------------
                                                            2002          2001         2002         2001
                                                         ---------     ---------     --------     --------
                                                        (UNAUDITED)   (UNAUDITED)   (UNAUDITED)   (UNAUDITED)
SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid for interest                                   $    511      $    425      $   864      $   890
                                                         =========     =========     ========     ========
Noncash financing actvities
Common stock issued as repayment for
  stockholder advances and related interest              $ 80,129      $ 28,000      $80,129      $28,000
                                                         =========     =========     ========     ========
Common stock issued as repayment for accounts
  payable related to professional services received      $  1,000           $ -      $ 1,000      $15,750
                                                         =========     =========     ========     ========
Trading securities received as advances
  from stockholders                                      $      -      $  3,447      $34,657      $ 3,447
                                                         =========     =========     ========     ========

                The accompanying notes are an integral part of these consolidated financial statements.

                        HOM CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements of HOM CORPORATION AND SUBSIDIARIES (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's management believes that all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the six months ended March 31, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2001, included in the Company's registration statement on Form 10-SB/A-3 and Form 10-KSB, both of which were filed on January 15, 2002 with the Securities and Exchange Commission.

     HOM Corporation, with its subsidiaries, (the "Company") has suffered recurring losses while devoting substantially all of its efforts to raising capital, evaluating alliances and business combinations with other entities and developing markets for its FSBO advertising and mortgage services. Additionally, the Company's total liabilities exceed its total assets. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement its business plan and to generate profits sufficient to become financially viable. Management believes it can continue to raise capital through equity offerings until the Company's operations are profitable. Accordingly, the consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

     Certain reclassifications have been made to the financial information of previous periods to conform to the presentation of the financial statements as of and for the six months ended March 31, 2002.

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

NOTE C - ACCOUNTS PAYABLE TO RELATED PARTIES
--------------------------------------------

     The Company receives substantially all of its legal counsel from a firm related through common ownership (aggregate ownership by the firm and one of its partners of approximately 9.9% of the Company's outstanding stock at March 31,
2002). Amounts payable to this firm for services rendered totaled $132,169 at March 31, 2002 and $86,780 at September 30, 2001.

NOTE D - UNSUCCESSFUL BUSINESS COMBINATION COSTS
------------------------------------------------

     During 2001, the Company entered into negotiations for a business combination with Connectivity, Inc. and Econo-Comm, Inc., two closely-held Florida corporations. In conjunction with the negotiations, the Company contracted with various professionals to perform due diligence, to audit the financial statements of Connectivity, Inc. and to draft the various contracts for the proposed business combination(s). The Company was unsuccessful in reaching an agreement on the terms of the business combination(s) and believes the proposed business combination(s) will not be consummated. The unsuccessful business combination costs incurred for the six months ended March 31, 2002 were $27,104 and are reported as other expense in the statement of operations.

     The total cumulative costs incurred on the unsuccessful business combination(s) through March 31, 2002 are as follows:

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

NOTE E - SEGMENT INFORMATION
----------------------------

     The Company provided services through two industry segments during the six months ended March 31, 2002 and 2001. The Company's advertising segment provides advertising services for For Sale By Owner (FSBO) real estate and for businesses. The Company's mortgage segment provides mortgage services to individuals and small business as a mortgage broker. The basis for identifying and measuring the results of the segment activities is consistent within the periods presented and is consistent with the basis used in the audited financial statements for the year ended September 30, 2001 and 2000, included in the Company's registration statement on Form 10-SB/A-3 and Form 10-KSB.

     The accompanying financial statements include the following business segment information:

                                                      FOR THE SIX MONTHS
                                                       ENDED MARCH 31,
                                                --------------------------------
                                                    2002              2001
                                                ---------------  ---------------
                                                 (UNAUDITED)      (UNAUDITED)
         REVENUES:
               Mortgage                         $       26,612   $       12,360
               Advertising                              23,996           22,920
                                                ---------------  ---------------

                                                $       50,608   $       35,280
                                                ===============  ===============

         OPERATING LOSS:
               Mortgage                         $       78,229   $       39,826
               Advertising                             114,459           53,723
                                                ---------------  ---------------

                                                $     192,688    $       93,549
                                                ===============  ===============

                                                             (Continued)

---------------------------------------

                                                      FOR THE SIX MONTHS
                                                       ENDED MARCH 31,
                                                --------------------------------
                                                    2002              2001
                                                ---------------  ---------------
                                                 (UNAUDITED)      (UNAUDITED)
         DEPRECIATION:
               Mortgage                         $        1,046   $        1,068
               Advertising                               6,706            6,707
                                                ---------------  ---------------

                                                $        7,752   $        7,775
                                                ===============  ===============

         PURCHASE OF PROPERTY AND EQUIPMENT:
               Mortgage                         $         -      $         -
               Advertising                                -               1,558
                                                ---------------  ---------------

                                                $         -      $        1,558
                                                ===============  ===============

         PROPERTY AND EQUIPMENT - NET:
               Mortgage                         $        6,929   $        9,020
               Advertising                              13,009           25,644
                                                ---------------  ---------------

                                                $       19,938   $       34,664
                                                ===============  ===============

NOTE F - SUBSEQUENT EVENTS
--------------------------

     Subsequent to March 31, 2002, the Company received advances from three stockholders totaling $28,000. The advances are unsecured and accrue interest at 12% per annum.

     The Company has offered, and the Company's chairman and chief executive officer has agreed to receive, Common shares as repayment of certain advances, including interest accrued thereon, and as settlement for portions of certain accrued compensation payable to him. The Company plans to issue the shares to the chairman and chief executive officer by December 31, 2002.

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

         The Company's financial position is not good. It has never earned a profit, has incurred an accumulated deficit of $1,104,945 as of March 31, 2002 and has limited access to material additional capital. Revenues of the magazine, FOR SALE BY OWNER AND BUILDER, will need to improve substantially and/or the number of mortgage closings will need to increase substantially for the Company to survive in its present form. If the Company is unable to do this, it will not be able to continue as a going concern without materially changing its business in a way to produce positive operating cash flow. The Company currently has no arrangements for any such change. Although there has been a recent increase in customer interest in mortgage financings, believed to be a result of declining interest rates, and the Company has closed 18 financings this fiscal year through May 17, 2002, a material increase over the 5 closed in the comparable period in fiscal 2001 (with six closings in the period April 1 - May 17, 2002 as compared with none in the comparable period in fiscal 2001), there can be no assurance that the Company can survive with its present operations. The Company, therefore, is seeking a merger or other business combination or strategic alliance with a stronger partner that would be attracted by the business potential and/or the business structure of the Company, including its situation as an entity whose common stock has been registered under Section 12(g) of the Securities Exchange Act of 1934. In this regard, negotiations are in process with Erwin Modular Structures, L.L.C., a Tennessee limited liability company ("Modular"), a producer of manufactured homes with an office and plant in Erwin, Tennessee, that contemplates the acquisition of the entire outstanding equity of Modular for 1,000,000 shares of the Company's common stock and with New Generation Homes, Inc., a Tennessee corporation ("New Generation"), the sales agency for homes produced by Modular with its offices in Erwin, Tennessee, that contemplates the acquisition of all the outstanding capital stock of New Generation for 200,000 shares of the Company's common stock. No agreement or agreement in principle has been reached as to either acquisition, although the Company has commenced due diligence with respect to both companies and a preliminary draft of an agreement to acquire the equity of Modular has been prepared and is being submitted to Modular. There is no other merger, other business combination or strategic alliance as to which the Company has any commitments or agreements, although discussions continue to be held with various persons in an attempt to develop business opportunities for the Company.

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

CAPITAL EXPENDITURES

         The Company has no material commitments for capital expenditures and has no need, in its present operations, to make material capital expenditures. If the acquisition of Modular and New Generation were to be effected, it would be desirable, although not essential, to make a capital investment of an estimated $400,000 to expand the Modular plant.

RESULTS OF OPERATIONS

         o Quarter ended March 31, 2002 compared with Quarter ended March 31, 2001.

         Revenue increased $13,728 from $18,683 to $32,411, or 73.5%, as a result of an increase in mortgage revenues minimally offset by a small decline in advertising revenues.

         The operating loss increased $84,866 from $41,413 to $126,279, or 204.9%, principally as a result of (1) an increase in professional fees of $51,393 from $4,229 to $55,622, or 1,215%, principally as a result of accounting and legal services relating to the preparation of audited financial statements for the year ended September 30, 2001 and the preparation of filings with the Securities and Exchange Commission (which services were not required in the previous period) and an increase in other legal services; (2) an increase in salaries, commissions and benefits of $27,676, from $13,911 to $41,587, or 199.0%, as a result of the salary of the Chairman and Chief Executive Officer of $18,000 during the period, which salary did not exist in the prior period, compensation to new employees and an increase in compensation to a current employee (3) an increase in magazine printing and distribution cost of $8,227 from $4,103 to $12,330, or 200.5%; (4) $6,337 in closing costs (which were not incurred in the prior period), and (5) lesser increases in travel, advertising, other and web maintenance costs. These increases were partially offset by a reduction in office expense of $5,674 from $14,301 to $8,627, or 39.7%, in rent of $3,358 from $6,437 to $3,079, or 52.2%, and, to a lesser extent, in utilities and telephone and depreciation, together with the increase in revenue of $13,728 noted above.

         o Six months ended March 31, 2002 compared with six months ended March 31, 2001.

         Revenue increased $15,328 from $35,280 to $50,608, or 43.4%, as a result of an increase in mortgage revenues and a small increase in advertising revenues.

         The operating loss increased $99,139 from $93,549 to $192,688, or 106.0%, principally as a result of (1) an increase in professional fees of $70,090 from $4,861 to $74,951, or 1,441%, principally as a result of accounting and legal services relating to the preparation of audited financial statements for the year ended September 30, 2001 and the preparation of filings with the Securities and Exchange Commission (which services were not required in the previous period) and an increase in other legal services; (2) an increase in salaries, commissions and benefits of $38,589, from $35,631 to $74,220, or 108.3%, as a result of an increase in the salary of the Chairman and Chief Executive Officer of $18,000 during the period, which salary did not exist in half the prior period, compensation to new employees and in increase in compensation to a current employee; (3) an increase in magazine printing and distribution costs of $9,498 from $6,784 to $16,282, or 140.0%, partially as a result of an increase in the size of the magazine from 16 to 24 pages as of January 2002 and an increased use of color; (4) $9,210 in closing costs (which were not incurred in the prior period), and (5) lesser increases in travel, other and advertising costs. These increases were partially offset by reductions in rent of $6,982 from $14,179 to $17,197, or 49.2%; in office expense of $6,691 from $20,837 to $14,146, or 32.1%; in utilities and telephone of $4,987 from $8,248 to $13,235, or 37.7%, and in web maintenance costs of $4,730 from $4,800 to $70, and by nominal reductions in depreciation.

OTHER INCOME (EXPENSE)

         The net other expense for the six months ended March 31, 2002 was $30,196, as compared with $3,920 for the six months ended March 31, 2001, substantially all of such $26,276 increase resulting from unsuccessful business combination costs of $27,104, which costs did not exist in the earlier six months period. It is contemplated that there will be no material unsuccessful business combination expenses in the current quarter.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         The Company has net operating loss carryforwards as at September 30, 2001 totaling $894,324 that may be offset against future taxable income until 2018, 2019, 2020 and 2021. In view of the losses sustained in the six months ended March 31, 2002, the net operating loss carryforwards will have increased as of that date. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with $7,979 relating to intangible assets and $11,470 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $260,335 as of September 30, 2001, are assets of the Company that may be used against future income tax. For financial statement purposes, a valuation allowance of $259,426, or 100%, has been taken against net deferred taxes as of September 30, 2001. A larger equivalent valuation will be taken against the larger amount of such assets as of March 31, 2002. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. The deferred tax asset, therefore, is not reflected as an asset of any value in HOM's Consolidated Balance Sheets as of September 30, 2001 or March 31, 2002, but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.

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

         NA

ITEM 5.  OTHER INFORMATION

         NA

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         None

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended March 31, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                                  HOM CORPORATION

Date:  May 20, 2002                               By: /s/ Robert S. Wilson
-----  ------------                               ------------------------
                                                  Robert S. Wilson, Chairman and
                                                  Chief Executive Officer