Form 10QSB
period 2002-06-30
HOM CORP
filed 2002-08-19
CIK 1133798

SEC 2344 POTENTIAL PERSONS WHO ARE TO RESPOND TO THE COLLECTION OF
         INFORMATION CONTAINED IN THIS FORM ARE NOT (5-99) REQUIRED TO RESPOND UNLESS THE FORM DISPLAYS A CURRENTLY VALID OMB CONTROL NUMBER.

                                                  ===========================
                                                      OMB APPROVAL
                                                   OMB Number: 3235-0416
                                                   Expires: May 31, 2000
                                                   Estimated average burden
                                                   hours per response: 9708.0
                                                  ============================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
                                   -----------
(Mark One)
[x] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
    OF 1934
For the quarterly period ended June 30, 2002

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT For the transition period from _________________ to _________________

Commission file number: 000-32335


                                 HOM Corporation
                                 ---------------
        (Exact name of small business issuer as specified in its charter)

            Georgia                                             58-2558702
            -------                                             ----------
(State or other jurisdiction of                                  (Employer
 incorporation or organization)                              Identification No.)

           4210 Columbia Road, Suite 10C, Martinez, Georgia 30907-0401
           -----------------------------------------------------------
                    (Address of principal executive offices)

                                 (706) 228-5087
                                 --------------
                           (Issuer's telephone number)

                                       N/A
                                       ---
      (Former name, former address and former fiscal year, if changed since last report)

                      APPLICABLE ONLY TO CORPORATE ISSUERS
                      ------------------------------------

State the number of shares outstanding of each of the issuer's classes of common equity. As of August 16, 2002, 3,932,282 shares of common stock were outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [x ]


PART I - FINANCIAL INFORMATION

ITEM 1 - FINANCIAL STATEMENTS

                                  HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS
                                                                   June 30,       September 30,
                                                                     2002             2001
                                                                 -----------       -----------
                                                                 (Unaudited)
                                     ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                     $   15,143        $   22,055
   Accounts receivable                                                  325               850
   Trading securities                                                   174               612
                                                                 -----------       -----------

     Total current assets                                            15,642            23,517

PROPERTY AND EQUIPMENT - Net                                         16,062            27,691

OTHER ASSETS                                                          2,485             3,327
                                                                 -----------       -----------

                                                                 $   34,189        $   54,535
                                                                 ===========       ===========


                      LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
   Accounts payable and accrued expenses                         $   91,430        $   43,457
   Accounts payalbe to related parties                              160,017            86,780
   Accrued wages                                                     96,885            38,880
   Deferred revenues                                                  2,521             4,530
   Short-term notes payable                                          20,935            21,425
   Stockholder advances                                              69,584            54,000
                                                                 -----------       -----------

     Total current liabilities                                      441,372           249,072
                                                                 -----------       -----------

STOCKHOLDERS' DEFICIT
   Paid in capital - 1,000,000 preferred shares
      authorized; 0 shares issued and outstanding                        --                --
   Paid in capital - no par common - 50,000,000 shares
      authorized; issued and outstanding 3,932,282 on
      June 30, 2002 and 3,508,667 on
      September 30, 2001                                            796,053           687,524
   Accumulated deficit                                           (1,203,236)         (882,061)
                                                                 -----------       -----------

                                                                   (407,183)         (194,537)
                                                                 -----------       -----------

                                                                 $   34,189        $   54,535
                                                                 ===========       ===========

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.


                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS

                                                        FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED
                                                                 JUNE 30,                           JUNE 30,
                                                      ------------------------------      ------------------------------
                                                          2002              2001              2002             2001
                                                      ------------      ------------      ------------      ------------
                                                       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)       (UNAUDITED)
REVENUES                                              $    49,472       $    15,155       $   100,080       $    50,435
                                                      ------------      ------------      ------------      ------------
OPERATING EXPENSES
 Salaries, commissions and benefits                        54,729            33,499           128,949            69,131
 Professional fees                                         40,788            52,036           115,739            56,897
 Office expense                                            10,608             3,682            24,754            24,519
 Magazine printing and distribution                         9,635             4,518            25,917            11,302
 Rent                                                       7,737             5,047            14,934            19,226
 Utilities and telephone                                    6,319             1,921            14,567            15,155
 Travel                                                     2,316             5,532            16,225            13,766
 Closing costs                                              3,555                --            12,765                --
 Depreciation                                               3,877             3,783            11,629            11,558
 Advertising                                                1,295             1,244            11,346            10,034
 Website maintenance                                           --                --                70             4,800
 Other                                                      3,811             2,882            11,071             6,585
                                                      ------------      ------------      ------------      ------------

                                                          144,670           114,144           387,966           242,973
                                                      ------------      ------------      ------------      ------------

    Operating loss                                        (95,198)          (98,989)         (287,886)         (192,538)
                                                      ------------      ------------      ------------      ------------

OTHER INCOME (EXPENSE)
 Unsuccessful business combination costs                       --                --           (27,104)               --
 Interest, net                                             (2,983)             (742)           (7,119)           (1,440)
 Realized gains on trading securities                          --             2,373               926             3,231
 Unrealized gains (losses) on trading securities             (110)             (414)                8            (3,573)
 Loss on disposal of property and equipment                    --                --                --              (921)
                                                      ------------      ------------      ------------      ------------

                                                           (3,093)            1,217           (33,289)           (2,703)
                                                      ------------      ------------      ------------      ------------

    Net loss                                          $   (98,291)      $   (97,772)      $  (321,175)      $  (195,241)
                                                      ============      ============      ============      ============

PER SHARE INFORMATION:
Basic net loss per common share                       $     (0.03)      $     (0.03)      $     (0.09)      $     (0.06)
                                                      ============      ============      ============      ============

Weighted average shares outstanding                     3,886,793         3,350,000         3,748,067         3,214,888
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


                                       HOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                 COMMON STOCK                                   TOTAL
                                                         -----------------------------                      STOCKHOLDERS'
                                                                            PAID IN         ACCUMULATED        EQUITY
                                                            SHARES          CAPITAL           DEFICIT         (DEFICIT)
                                                         ------------     ------------     ------------      ------------
BALANCE, SEPTEMBER 30, 2000                                2,901,667      $   535,774      $  (535,662)      $       112

 Common stock issued as settlement for accounts
  payable related to professional services received           63,000           15,750               --            15,750
 Common stock issued for cash                                368,000           92,000               --            92,000
 Common stock issued as repayment for
  stockholder advances                                       176,000           44,000               --            44,000
 Net loss                                                         --               --         (346,399)         (346,399)
                                                         ------------     ------------     ------------      ------------

BALANCE, SEPTEMBER 30, 2001                                3,508,667          687,524         (882,061)         (194,537)

 Common stock issued as repayment for
  stockholder advances and related interest                  362,115           90,529               --            90,529
 Common stock issued for cash                                 57,500           17,000               --            17,000
 Common stock issued as settlement for accounts
  payable related to professional services received            4,000            1,000               --             1,000
 Net loss (unaudited)                                             --               --         (321,175)         (321,175)
                                                         ------------     ------------     ------------      ------------

BALANCE, JUNE 30, 2002 (UNAUDITED)                         3,932,282      $   796,053      $(1,203,236)      $  (407,183)
                                                         ============     ============     ============      ============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.


                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE THREE MONTHS ENDED      FOR THE NINE MONTHS ENDED
                                                               JUNE 30,                       JUNE 30,
                                                     --------------------------      --------------------------
                                                        2002            2001            2002            2001
                                                     ----------      ----------      ----------      ----------
                                                     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)
OPERATING ACTIVITIES
 Net loss                                            $ (98,291)      $ (97,772)      $(321,175)      $(195,241)
 Adjustments to reconcile net loss to net cash
  used in operating activities
  Depreciation                                           3,877           3,783          11,629          11,558
  Realized and unrealized losses (gains) from
   trading securities, net                                 110          (1,959)           (934)            342
  Loss on disposal of property and equipment                --              --              --             921
  Expenses settled by issuance of common stock              --              --           4,057              --
  Changes in deferred and accrued amounts
    Accounts receivable                                    575           1,410             525          (1,714)
    Prepaid expenses                                        --              --              --           4,800
    Other assets                                          (651)             --             842              --
    Accounts payable and accrued expenses               20,634          57,056          48,373          50,477
    Accounts payable to related parties                 27,848              --          73,237              --
    Accrued wages                                       19,377              --          58,005              --
    Deferred revenues                                     (926)         (1,435)         (2,009)         (7,433)
                                                     ----------      ----------      ----------      ----------

      Net cash used in operating activities            (27,447)        (38,917)       (127,450)       (136,290)
                                                     ----------      ----------      ----------      ----------

INVESTING ACTIVITIES
 Purchase of trading securities                             --         (81,695)        (31,433)       (152,285)
 Proceeds from sale of trading securities                   --          82,779          67,461         143,085
 Purchase of property and equipment                         --              --              --          (1,558)
 Proceeds from sale of property and equipment               --              --              --           4,200
                                                     ----------      ----------      ----------      ----------

      Net cash provided by (used in)
        investing activities                                --           1,084          36,028          (6,558)
                                                     ----------      ----------      ----------      ----------

FINANCING ACTIVITIES
 Proceeds, net of repayments, from short-term
   notes payable and stockholder advances               38,000           1,898          67,510          61,592
 Proceeds from the sale of common stock                  2,000          35,000          17,000          92,000
                                                     ----------      ----------      ----------      ----------

      Net cash provided by financing activities         40,000          36,898          84,510         153,592
                                                     ----------      ----------      ----------      ----------

                                                                                                    (Continued)


                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                     FOR THE THREE MONTHS ENDED    FOR THE NINE MONTHS ENDED
                                                               JUNE 30,                     JUNE 30,
                                                       -----------------------      ------------------------
                                                         2002           2001           2002          2001
                                                       ---------     ---------      ---------      ---------
                                                      (UNAUDITED)   (UNAUDITED)     (UNAUDITED)   (UNAUDITED)
    Net increase (decrease) in cash                      12,553          (935)        (6,912)        10,744

CASH, BEGINNING OF PERIOD                                 2,590        12,368         22,055            689
                                                       ---------     ---------      ---------      ---------

CASH, END OF PERIOD                                    $ 15,143      $ 11,433       $ 15,143       $ 11,433
                                                       =========     =========      =========      =========




SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

 Cash paid for interest                                $  1,478      $    861       $  2,342       $  1,751
                                                       =========     =========      =========      =========
 Noncash financing actvities
 Common stock issued as repayment for
  stockholder advances and related interest            $ 10,400      $     --       $ 90,529       $ 44,000
                                                       =========     =========      =========      =========
 Common stock issued as repayment for
  accounts payable related to professional
  services received                                    $     --      $     --       $  1,000       $ 15,750
                                                       =========     =========      =========      =========
 Trading securities received as advances
  from stockholders                                    $     --      $  1,063       $ 34,657       $  4,509
                                                       =========     =========      =========      =========

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                        HOM CORPORATION AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION
------------------------------

     The accompanying unaudited consolidated financial statements of HOM CORPORATION AND SUBSIDIARIES (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and
Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's management believes that all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. Operating results for the three month period and the nine month period ended June 30, 2002, are not necessarily indicative of the results that may be expected for the fiscal year ending September 30, 2002. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2001, included in the Company's registration statement on Form 10-SB/A-3 and Form 10-KSB, both of which were filed on January 15, 2002 with the Securities and Exchange Commission.

     HOM Corporation, with its subsidiaries, (the "Company") has suffered recurring losses while devoting substantially all of its efforts to raising capital, evaluating alliances and business combinations with other entities and developing markets for its For Sale By Owner ("FSBO") advertising and mortgage services. Additionally, the Company's total liabilities exceed its total assets. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement its business plan and to generate profits sufficient to become financially viable. Management believes it can continue to raise capital through equity offerings until the Company's operations are profitable. Accordingly, the consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

     Certain reclassifications have been made to the financial information of previous periods to conform to the presentation of the financial statements as of and for the three month period and nine month period ended June 30, 2002.


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


NOTE C - ACCOUNTS PAYABLE TO RELATED PARTIES
--------------------------------------------

     The Company receives substantially all of its legal counsel from a firm related through common ownership (aggregate ownership by the law firm and one of its partners of approximately 9.7% of the Company's outstanding stock at June 30, 2002). Amounts payable to this law firm for services rendered totaled $160,017 at June 30, 2002 and $86,780 at September 30, 2001.

NOTE D - UNSUCCESSFUL BUSINESS COMBINATION COSTS
------------------------------------------------

     During 2001, the Company entered into negotiations for a business combination with Connectivity, Inc. and Econo-Comm, Inc., two closely-held Florida corporations. In conjunction with the negotiations, the Company contracted with various professionals to perform due diligence, to audit the financial statements of Connectivity, Inc. and to draft the various contracts for the proposed business combination(s). The Company was unsuccessful in reaching an agreement on the terms of the business combination(s) and believes the proposed business combination(s) will not be consummated. The unsuccessful business combination costs incurred for the nine months ended June 30, 2002 were $27,104 and are reported as other expense in the statement of operations.

     The total cumulative costs incurred on the unsuccessful business combination(s) through June 30, 2002 are as follows:


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


NOTE E - SEGMENT INFORMATION
----------------------------

     The Company provided services through two industry segments during the nine months ended June 30, 2002 and 2001. The Company's advertising segment provides advertising services for For Sale By Owner (FSBO) real estate and for businesses. The Company's mortgage segment provides mortgage services to individuals and small businesses as a mortgage broker. The basis for identifying and measuring the results of the segment activities is consistent within the periods presented and is consistent with the basis used in the audited financial statements for the years ended September 30, 2001 and 2000, included in the Company's registration statement on Form 10-SB/A-3 and in the Company's Form 10-KSB for the fiscal year ended September 30, 2001.

     The following is summarized financial information by business segments:

                                                    FOR THE NINE MONTHS
                                                       ENDED JUNE 30,
                                               --------------------------------
                                                   2002              2001
                                               ---------------  ---------------
                                                (UNAUDITED)      (UNAUDITED)
         REVENUES:
               Mortgage                        $       63,089   $       17,670
               Advertising                             36,991           32,765
                                               ---------------  ---------------

                                               $      100,080   $       50,435
                                               ===============  ===============

         OPERATING LOSS:
               Mortgage                        $      121,290   $       86,385
               Advertising                            166,596          106,153
                                               ---------------  ---------------

                                               $      287,886   $      192,538
                                               ===============  ===============

                                                                   (Continued)

---------------------------------------

                                                    FOR THE NINE MONTHS
                                                       ENDED JUNE 30,
                                               --------------------------------
                                                   2002              2001
                                               ---------------  ---------------
                                                (UNAUDITED)      (UNAUDITED)
         DEPRECIATION:
               Mortgage                        $        1,569   $        1,586
               Advertising                             10,060            9,972
                                               ---------------  ---------------

                                               $       11,629   $       11,558
                                               ===============  ===============

         PURCHASE OF PROPERTY AND EQUIPMENT:
               Mortgage                        $         -      $         -
               Advertising                               -               1,558
                                               ---------------  ---------------

                                               $         -      $        1,558
                                               ===============  ===============

         PROPERTY AND EQUIPMENT - NET:
               Mortgage                        $        6,406   $        8,503
               Advertising                              9,656           22,378
                                               ---------------  ---------------

                                               $       16,062   $       30,881
                                               ===============  ===============



NOTE F - SUBSEQUENT EVENTS
--------------------------

         The Company has offered, and the Company's chairman and chief executive officer has agreed to receive, Common shares as repayment for certain advances, including interest accrued thereon, and as settlement for portions of certain accrued compensation payable to him. The Company plans to issue the shares to the chairman and chief executive officer before December 31, 2002.

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

         The Company's financial position is not good. It has never earned a profit, has incurred an accumulated deficit of $1,203,236 as of June 30, 2002 and has limited access to material additional capital. Revenues of the magazine, FOR SALE BY OWNER AND BUILDER, will need to improve substantially and/or the number of mortgage closings will need to increase substantially for the Company to survive in its present form. If the Company is unable to effect such an increase, it will not be able to continue as a going concern without materially changing its business in a way to produce positive operating cash flow. The Company currently has no arrangements for any such change.

         There has been a recent increase in customer interest in mortgage financings, believed to be a result of declining interest rates, and the Company has closed 46 financings this fiscal year through August 16, 2002, a material increase over the 6 closed in the comparable period in fiscal 2001 (with 9 closings in the period July 1 - August 16, 2002 as compared with none in the comparable period in fiscal 2001). In addition, advertisements for FOR SALE BY OWNER AND BUILDER have caused the number of pages of that magazine to be increased from 16 to 24 from January 2002. Nevertheless, there can be no assurance that the Company can survive with its present operations. The Company, therefore, is seeking a material financing or merger or other business combination or strategic alliance with a stronger partner that would be attracted by the business potential and/or the business structure of the Company, including its situation as an entity whose common stock has been registered under Section 12(g) of the Securities Exchange Act of 1934. The negotiations with Erwin Modular Structures, L.L.C., reported in the Form 10-QSB for the quarterly period ended March 31, 2002, have been terminated. The Company has no commitment or agreement for any material financing, merger, other business combination or strategic alliance although discussions continue to be held with various persons in an attempt to develop financial or business opportunities for the Company.

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

RESULTS OF OPERATIONS

         o        Quarter ended June 30, 2002 compared with Quarter ended June
                  30, 2001.

         Revenue increased $34,317 from $15,155 to $49,472, or 226.4%, as a result of increases in mortgage revenues of $31,167 from $5,310 to $36,477 and in advertising revenues of $3,150 from $9,845 to $12,995.

         The operating loss decreased $3,791 from $98,989 to $95,198, or 3.8%, principally as a result of the increase in revenue noted above and a decrease of
(1) $11,248 in professional fees from $52,036 to $40,788, or 21.6%, principally as a result of legal expenses for an unsuccessful business combination in the prior period, and (2) $3,216 in travel costs from $5,532 to $2,316, or 58.1%; partially offset by an increase of (1) $21,230 in salaries, commissions and benefits from $33,499 to $54,729, or 63.4%, as a result of the increased staff and commissions payable on closings in the mortgage business, (2) $6,926 in office expenses from $3,682 to $10,608, or 188.1%, as a result of the increased staff for the mortgage business, (3) $5,117 in magazine printing and distribution from $4,518 to $9,635, or 113.3%, principally as a result of an increase in the number of pages in the magazine from 16 to 24 as of January 2002 and an increased use of color, (4) $4,398 in utilities and telephone from $1,921 to $6,319, or 228.9%, principally as a result of the increased use of telephones by the increased staff for the mortgage business, (5) $3,555 in closing costs, which were $0 in the prior period, and (6) small amounts of increase in rent, other, depreciation and advertising.

         o Nine months ended June 30, 2002 compared with nine months ended June 30, 2001.

         Revenue increased $49,645 from $50,435 to $100,080, or 98.4%, as a result of an increase in mortgage revenues of $45,419 from $17,670 to $63,089 and in advertising revenues of $4,226 from $32,765 to $36,991.

         The operating loss increased $95,348 from $192,538 to $287,886, or 49.5%, principally as a result of an increase of (1) $59,818 in salaries, commissions and benefits from $69,131 to $128,949, or 86.5%, principally as a result of the increased staff and commissions payable on closings in the mortgage business, (2) $58,842 in professional fees from $56,897 to $115,739, or 103.4%, principally as a result of accounting and legal services relating to the preparation of audited financial statements for the year ended September 30, 2001 and the preparations of filings with the Securities and Exchange Commission (which services were not required in the prior period) and an increase in other legal services, (3) $14,615 in magazine printing and distribution from $11,302 to $25,917, or 129.3%, principally as a result of an increase in the number of pages in the magazine from 16 to 24 from January 2002 and an increased use of color, (4) $12,765 in closing costs, which were $0 in the prior period, (5) $4,486 for other from $6,585 to $11,071, or 68.1%, as a result of increased mortgage activity, and (6) small amounts of increase for travel, advertising, office expense and depreciation, offset by the increase in revenue noted above and by decreases of (1) $4,292 in rent from $19,226 to $14,934, or 22.3%, $4,730 in website maintenance from $4,800 to $70, and (3) a small amount for utilities and telephone.

OTHER INCOME (EXPENSE)

         The net other expense for the nine months ended June 30, 2002 was $33,289, as compared with $2,703 for the nine months ended March 31, 2001, substantially all of such $30,586 increase resulting from unsuccessful business combination costs of $27,104, which costs did not exist in the prior nine month period. It is contemplated that there will be no material unsuccessful business combination expenses in the current quarter.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         The Company has net operating loss carryforwards as at September 30, 2001 totaling $894,324 that may be offset against future taxable income until 2018, 2019, 2020 and 2021. In view of the losses sustained in the nine months ended June 30, 2002, the net operating loss carryforwards will have increased as of that date. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with $7,979 relating to intangible assets and $11,470 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $260,335 as of September 30, 2001, are assets of the Company that may be used against future income tax. For financial statement purposes, a valuation allowance of $259,426, or 100%, has been taken against net deferred taxes as of September 30, 2001. A larger 100% valuation allowance would be taken against the larger amount of such assets as of June 30, 2002. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. The deferred tax asset, therefore, is not reflected as an asset of any value in HOM's Consolidated Balance Sheets as of September 30, 2001 or June 30, 2002, but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.

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

         NA

ITEM 5.  OTHER INFORMATION

         NA

                    ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

         (a)      Exhibits:

         None

         (b)      Reports on Form 8-K:

         No reports on Form 8-K were filed during the quarter ended June 30, 2002.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
                                               HOM CORPORATION


Date:  August 19, 2002                         By: /s/ Robert S. Wilson
                                               ------------------------
                                               Robert S. Wilson, Chairman and
                                               Chief Executive Officer


         (The following certification accompanies, but is not a part of, the foregoing Form 10-QSB)


                                  CERTIFICATION
           (Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
                            (18 U.S.C. Section 1350)

         Each of the undersigned, Robert S. Wilson, Chairman and Chief Executive Officer, and Theresa A. Varin, Secretary/Treasurer and Chief Financial Officer, of HOM Corporation, acting severally, does hereby certify that the foregoing Quarterly Report under Section 13 or 15(d) of the Securities Exchange Act of 1934 ("Exchange Act") for the quarterly period ended June 30, 2002 of HOM Corporation fully complies with the requirements of section 13(a) or 15(d) of the Exchange Act and that the information contained in such Quarterly Report fairly presents, in all material respects, the financial condition and results of operations of HOM Corporation.

         This certification is made solely for the purpose of complying with
Section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. Section 1350), and no purchaser or seller of securities of HOM Corporation or its subsidiaries or any other person shall be entitled to rely upon this certification for any purpose except as may be provided by law in spite of this stated limitation. Each of the undersigned expressly disclaims any obligation to update this certification, except as required by law.

            Executed this 19th day of August, 2002.

                                            /s/ Robert S. Wilson
                                            ----------------------------
                                            Robert S. Wilson
                                            Chairman and Chief Executive Officer
                                            HOM Corporation


                                            /s/ Theresa A. Varin
                                            --------------------
                                            Theresa A. Varin
                                            Secretary/Treasurer
                                            HOM Corporation