Form 10KSB
period 2002-09-30
HOM CORP
filed 2003-01-14
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2002

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

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [ ] No

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.
$166,054

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On January 6, 2003, shares of common stock of the issuer, its only common equity, were sold at $.25 a share. Based on such price, the aggregate market value of the common stock of the issuer as of January 10, 2003, excluding 5,405,667 shares held by affiliates, or 3,412,984 shares, was $853,246.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of January 9, 2003, there were 8,818,651 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE STRUCTURE

         HOM Corporation ("HOM"), a Georgia corporation incorporated May 4, 2000, is a holding company. HOM has had two operating wholly-owned subsidiaries, Homes By Owners, Inc. ("Homes"), a Georgia corporation incorporated December 6, 1999, and Direct Lending, Inc. ("Direct"), a Georgia corporation incorporated January 9, 1997 and formerly named Southern States Lenders, Inc. Homes publishes and distributes a monthly magazine, FOR SALE BY OWNER AND BUILDER, known prior to the January 2002 issue as HOMES BY OWNERS, listing residential properties in the Augusta, Georgia/Aiken, South Carolina metropolitan area for sale by their owners and containing advertisements, most, but not all, of which relate to the real estate business. These listings are also carried on Homes' website, WWW.HOMESBYOWNERS.NET. Direct is a licensed mortgage broker that worked with various financial institutions and underwriters prior to the sale of substantially all its business assets, including the name Direct Lending, Inc., on November 25, 2002. SEE FORMER BUSINESS OF DIRECT LENDING, INC. HOM, Homes and Direct are collectively referred to as the "Company."


SUMMARY OF CURRENT SITUATION AND PARTICULAR DEVELOPMENTS

         The Company is not currently profitable. As a result the management of the Company sought acquisitions, joint ventures and business arrangements that would include profitable operations, attractive business activities that would enable HOM to raise additional funds and cost sharing ventures.

         In implementation of this search, on December 12, 2002 HOM sold 4,647,626 shares of its common stock to MA&N LLC ("MA&N"), a Nevada limited liability company, which represented 51% of the 9,112,992 shares of HOM common stock issued or issuable as of that date. The consideration for this sale was
(a) the provision of ISP wireless service from not less than 5 nodes, (b) consultation by MA&N for at least two years on financial and management matters,
(c) arranging for personnel to manage the Company, (d) causing the Company to proceed with the business plan being developed by MA&N to acquire additional business operations in the ISP wireless business and (e) funding accounting and legal costs of specified filings with the U. S. Securities and Exchange Commission, including this Form 10-KSB (which will include currently outstanding accounting fees, estimated to be in the range of $75,000-$100,000). See Item 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - PARTICULAR TRANSACTIONS -- PERIOD FROM OCTOBER 1, 2002 TO JANUARY 9, 2003 and PROPOSED WI-FI SERVICE. The continuation of the Company is dependant upon the success of such Wi-Fi service.

         As a result of the change of control, the Company titled a Form 8-K describing the change of control with the U. S. Securities and Exchange Commission (filing date: December 27, 2002). The Company is required to supplement that filing by amendment to be filed no later than February 25, 2003, which will set forth pro forma financial statements showing the effect of the assets acquired in connection with the change of control on the financial statements of the Company.

         The Company has included a statement in its financial statements included herein to the effect that the Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement its business plan and to generate profits sufficient to become financially viable. See NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS. In rendering its report on the Company's financial statements as of September 30, 2001 and for the year then ended. Elliott Davis L.L.C., the auditors of the Company's financial statements, referred to the statement of the Company as to the uncertainty of the ability of the Company to continue as a going concern and stated that "[t]he financial statements do not include any adjustments that might result from the outcome of this uncertainty." Subsequent to September 30, 2002, because of the acquisition of a controlling interest by MA&N, the Company and its auditors were able to conclude that over the year ending September 30, 2003, MA&N will have the ability to fund the contemplated operations of the Company and will make the necessary funding available. As a result, Elliott Davis L.L.C. has not included a reference to the going concern statement in the financial statements of the Company as of September 30, 2002 and for the year then ended.

         Apart from the proposed Wi-Fi service, the only business conducted by the Company is through Home's monthly magazine, FOR SALE BY OWNER AND BUILDER, and its related website. This business has not been profitable, although the Company believes that current reductions in personnel and office space will allow it to make a nominal profit from the magazine exclusive of any allocated management costs.


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

         On December 12, 2002, MA&N acquired control of the Company through purchase of a majority interest in HOM and causing the majority of the directors of HOM to be persons associated with MA&N.

PROPOSED WI-FI BUSINESS ACTIVITIES

         The company is taking preparatory steps to enter the wireless fidelity, more commonly known as Wi-Fi, business. Wi-Fi allows personal computers and other hand held devices to connect to the Internet without wires at high speeds comparable to DSL and Cable access, so that the Internet becomes easier to connect to and more accessible to Internet users. Wi-Fi antennas act as wireless Internet-access transmitters and receivers. Wi-Fi Internet Access is becoming an increasingly popular method of accessing the web.

         Users of the Wi-Fi network operate on a set of unlicensed radio frequencies set aside by the government for everyone who follows a simple set of design rules, formally known as 802.11 technology, operating at up to 11 million bits per second. While Wi-Fi does not offer the same amount of mobility as a cell phone (e.g. a moving car), it is far less expensive than the multi-billion dollar mobile 3G high-speed wireless networks currently being rolled out by the wireless phone companies.

         The Company is arranging to build wireless sites, commonly known as nodes, in the Borough of Manhattan in New York City. It is also seeking to make acquisitions and form strategic alliances within the Wi-Fi industry. While the Company believes that by rapidly establishing a Wi-Fi network, it will gain a niche in the Wi-Fi business to exploit itself or to sell to others, the Company understands that the Wi-Fi business has yet to be shown to be profitable. Revenue can be produced by a Wi-Fi business through the provision of an advertising medium, through fees for use of the Wi-Fi network, or both. Fee charging Wi-Fi networks justify their cost through enhanced service and security. The Company has not yet determined which revenue sources it will seek for its Wi-Fi business. A potential problem for Wi-Fi providers arises from the lack of control over Wi-Fi customers. Theoretically, after a small investment in equipment, all the users in the same house or even neighborhood could use a single stationary internal connection, while paying for a single back-up.

COMPETITIVE SITUATION OF THE WI-FI BUSINESS

         Competition in the Wi-Fi business seems to be intense, although statistics seem scarce in this developing industry. T-Mobile USA is reported to have installed nodes in over 2,000 Starbucks Cafes and to be spending $100,000,000 to build its own nationwide network. On December 5, 2002, AT&T, Intel and IBM announced the establishment of Cometa Networks with a goal of bundling thousands of Wi-Fi connections, such as these planned by the Company, into one nationwide network. Existing phone and cable companies are entering the Wi-Fi industry. These entities have resources vastly superior to those of the Company.

BUSINESS OF HOMES BY OWNERS, INC.

         FOR SALE BY OWNER AND BUILDER, Homes' monthly magazine, currently contains 24 pages. It has listings of residential properties for sale in the Augusta, Georgia and Aiken, South Carolina metropolitan area, and advertisements, most, but not all, of which relate to the real estate business. The residential listings usually take a horizontal quarter page and feature a color photograph of the house. The advertisements are of local realtors, service companies and providers and merchants, and have represented an increasing proportion of the revenue of FOR SALE BY OWNER AND BUILDER magazine.

         Basic rates for a standard quarter page residential listing are $199 to present a color photograph and text for one month and $499 to present a color photograph and text for four months plus internet listing. In each case a durable sign with the legend "Homes By Owners" and a telephone number, usually of the homeowner but, at his option, of Homes, is available to the listing home owner for a fee of $30, refundable upon return of the sign. Most residential listings are for four months in color. Commercial rates commence at $75 for including a business card and $150 for a quarter page in one issue to $1,125 for a full page in three issues. Homes has entered into an understanding with

Business Marketing and Consulting, Inc. ("Business Marketing") to share in the expenses of FOR SALE BY OWNER AND BUILDER. There is no written agreement in this regard. Business Marketing made an initial payment of $1,000 in June 2001 and further payments of $1,500 each in July 2001 through December 2002 other than for November 2001, in which month the ads procured by Business Marketing were not run. These monthly payments are approximately one-third the direct cost of producing, printing and distributing an issue of FOR SALE BY OWNER AND BUILDER. In consideration of the monthly payment of $1,500, Business Marketing is entitled to solicit advertisements to be published in FOR SALE BY OWNER AND BUILDER, the proceeds of which are retained by Business Marketing. Business Marketing has been submitting two full pages, one half page and two business cards of advertisements, the standard rates for which aggregate $1,300, which have been published in FOR SALE BY OWNER AND BUILDER in each issue from July 2001 through January 2002, other than November 2001. The Company has imposed no limit on the number of pages in FOR SALE BY OWNER AND BUILDER that Business Marketing can use but would negotiate with Business Marketing as to the arrangements for publication of advertisements procured by Business Marketing if the standard rates for the pages published should materially exceed the payments received from Business Marketing.

         Homes' revenues for the last three fiscal years may be allocated between residential property owners listing their homes for sale and other advertisers as follows:


  FISCAL YEAR ENDED          RESIDENTIAL PROPERTY OWNERS      OTHER ADVERTISING
  -----------------          ---------------------------      -----------------
  September 30, 2002                   $17,033                     $34,423

  September 30, 2001                   $14,628                     $33,521

  September 30, 2000                   $12,704                     $13,460


         FOR SALE BY OWNER AND BUILDER is distributed throughout the Augusta/Aiken metropolitan area in racks provided by Homes. Distribution sites include supermarkets, drug stores, convenience stores, banks and commercial establishments, and a modest fee is paid to some high traffic locations, such as supermarkets. FOR SALE BY OWNER AND BUILDER is replaced with a new issue on a monthly basis. Currently approximately 18,000 copies of an issue of FOR SALE BY OWNER AND BUILDER are printed for distribution and distributed monthly to approximately 280 locations.

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

         In July 2001, Homes joined the FSBO Network. FSBO Network, through its website, WWW.FSBONETWORK.COM, presents listings of FSBO's throughout the United States. Previously Homes was a part of FSBO online and the National For Sale By Owners Network, but ceased being a member of either in November 2001 since these services are duplicative of FSBO Network. If one seeks home sale information for Augusta, Georgia or Aiken, South Carolina, one finds a listing for Homes and can then link to the Homes website with all its listings. In each case, the identification of Homes and its website form the only presentation for Augusta, Georgia or Aiken, South Carolina. Through these networks, Homes has attained national coverage. Homes pays $175 on a monthly basis for its listing. Homes has no individualized contract or arrangement in connection with the FSBO Network website.

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

         Homes must attract more listings and other advertising if FOR SALE BY OWNER AND BUILDER is to become profitable. See MANAGEMENT'S DISCUSSION AND ANALYSIS. The Company has examples of FSBO magazines from other areas that seem to indicate that an area the size of the Augusta/Aiken metropolitan area can support a successful FSBO magazine. However, management believes that the maximum profit FOR SALE BY OWNER AND BUILDER can generate in the August/Aiken metropolitan area, even if successful, is limited. The Company has determined that it will not currently expand the operations of Homes sufficiently to generate a substantial profit from these operations or attempt to expand outside the Augusta/Aiken metropolitan area through franchises or joint ventures. As a result, it is considering a sale of the magazine or, preferably, a joint venture that would involve the funding of FOR SALE BY OWNER AND BUILDER until its operation becomes profitable. Although the Company has been in discussions with various persons concerning a sale or joint venturing of FOR SALE BY OWNER AND BUILDER and its related website, and its current arrangement with Business Marketing provides funding for approximately one-third the direct expenses of producing FOR SALE BY OWNER AND BUILDER magazine, there are no commitments or agreements for any such sale or joint venture.

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

SALE OF THE ASSETS AND BUSINESS OF DIRECT

         Direct has never been profitable. During Fiscal 2002, the Company believed the sharp decline in interest rates and the resulting increase in the mortgage business both because of the greater affordability of residential housing through reduced monthly mortgage payments and the advantage of refinancing mortgage, would enhance Direct's business. As a result it substantially increased its personnel, taking additional space and otherwise incurring additional costs. Although, as noted below, the number of mortgage closings and the resulting revenue substantially increased, so did expenses. In addition, management determined that it lacked the management resources to effectively promote and control the mortgage business. As a result, in October 2002 it was decided to dispose of the mortgage business, which was accomplished on November 25, 2002 by the sale to Stuckey Enterprises, Inc., an unaffiliated entity, of substantially all the assets of Direct (other than its corporate records, but including the name, Direct Lending). Stuckey paid $5,000 down and agreed to pay $484 per month for three years, a total of $20,000. HOM assumed the past liabilities of Direct. Mortgage transactions originating prior to October 25, 2002 were for the account of the Company and subsequent transactions were for the account of Stuckey. Stuckey assumed responsibility for the employees and premise and equipment costs from October 25, 2002, thus relieving the Company of these expenses.

FORMER BUSINESS OF DIRECT LENDING, INC.

         Direct was a mortgage company. It located sources of capital willing to grant home mortgage loans to customers of Direct. Direct acted as a broker and was paid a fee upon the closing of a loan to a customer. These payments resulted from origination fees and yield spread income and totaled approximately $2,000 in the case of most of the loans closed by Direct, payable when, and only when, the loan closed.

         Sources of capital that provided home mortgage loans to customers of Direct included finance companies, banks and wholesale lenders. When a lending institution indicated an interest in providing a loan to a Direct customer, Direct provided the appropriate documents and supervised their completion and the various steps needed to complete the loan. Direct attended the closing of the loan. Direct provided value by facilitating the entire loan process.

         The mortgage business in the Augusta/Aiken metropolitan area was adversely affected during much of 1999 and 2000 by rising mortgage rates. Rising interest rates particularly affect the refinancing of mortgage loans. Refinancings occur when interest rates drop, so that home owners can save money through changing to mortgages with interest rates lower than those of the mortgage to which their property is subject. Mortgage interest rates declined in late 2000 and in 2001 and remained low in 2002. With the decline in rates, Direct experienced substantially increased inquiries concerning mortgage financing. Direct closed mortgage loans as follows:


                                                     NUMBER OF MORTGAGE
                     PERIOD                             LOANS CLOSED
                     ------                             ------------
     January 1, 1999-September 30, 1999*                     9
     October 1, 1999-September 30, 2000                      14
     October 1, 2000- September 30, 2001                     7
     October 1, 2001 - September 30, 2002                    52

---------------
*  PRIOR RECORDS UNAVAILABLE

GOVERNMENT REGULATION OF DIRECT

         As a mortgage broker, Direct is required to be licensed. It is licensed in Georgia. Although it retains that license, it does not believe the license has material value in view of the cessation of the mortgage business.

COMPANY EMPLOYEES AND OTHER WORKERS

         The Company has no employees, and uses independent contractors for various services when needed. Robert S. Wilson, HOM's former Chairman and Chief Executive Officer, and now a director, is currently acting for the Company, particularly for Homes, without receiving compensation other than from the operations of Homes, which will be up to $1,000 a month to the extent the revenue of Homes By Owners exceeds its direct operating costs. Mr. Wilson has agreed to accept options to purchase 294,341 shares of HOM common stock at $.01 per share in lieu of past salary claims and advances totaling $18,000, which options have not been issued. He currently is supervising Home's magazine, FOR SALE BY OWNER AND BUILDER, with the aid of independent contractors. Homes has an independent contractor who distributes the magazine in the Augusta/Aiken metropolitan areas. Homes has paid, and is willing to continue to pay, commissions of 25% on advertisements and listings for FOR SALE BY OWNER AND BUILDER magazine procured by third parties.

         No determination has been made of who will become employees of HOM and its subsidiaries and the extent to which employees, officers and directors of HOM and its subsidiaries will be compensated. It is contemplated that both Mark
S. Neuhaus, now Chairman and President of HOM, and Ned Baramov, now Secretary Treasurer of HOM, as well as others associated with MA&N who perform services for HOM and its subsidiaries will receive appropriate compensation from HOM or its subsidiaries for such services.

MISCELLANEOUS

         The Company is not dependent on any particular customer or customers or any particular supplier or suppliers. It currently holds no patents, trademarks, licenses, franchises or concessions (other than the currently unused mortgage banking license of Direct in Georgia), and it has no royalty agreements or labor contracts. The Company has made no expenditures on research and development activities, although it continually is attempting, with its limited resources, to improve the quality of its products and services. It has had no costs of compliance with, and has not been affected by, environmental laws.

RISK FACTORS RELATING TO THE COMPANY'S BUSINESS

         Because of the recent inception, current lack of profitability and nature of the Company's business, it encounters many risk factors. Each of these factors, as well as matters set forth elsewhere in this Form 10-KSB, could adversely affect the business, operating results and financial condition of the Company.

BRIEF OPERATING HISTORY - NO ASSURANCE OF PROFITABILITY

         The Company has a brief operating history. Although Direct commenced its mortgage business in 1997, original management was replaced in the latter part of 1998 and its present ownership dates from early 1999. See CORPORATE DEVELOPMENT. Homes' magazine, FOR SALE BY OWNER AND BUILDER, commenced in January 2000. The operations of neither Direct nor Homes have been profitable. The Wi-Fi business contemplated in the acquisition of a controlling interest in the Company by MA&N has not commenced, its exact nature is in the process of definition and material expenses will be incurred before substantial revenues are generated, if ever. The Company, has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to attract and retain sufficient customers to attain its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to offset not only its present expenses but these additional expenses to achieve profitability.

COMPETITION COULD NEGATIVELY AFFECT REVENUES

         The business of the Company is highly competitive. See COMPETITIVE SITUATION OF THE WI-FI BUSINESS and COMPETITIVE SITUATION OF HOMES BY OWNERS, Inc. Additional competitors may also enter the market and future competition may intensify. Most of these competitors have substantially greater financial resources than the Company, and they and their capital providers may be able to accept more financial risk than the Company and its capital providers prudently can manage.

CONCENTRATION OF SHARE OWNERSHIP GIVES INSIDERS CONTROL

         MA&N owns 51% of HOM's outstanding common stock on a fully diluted basis as of January 9, 2003. As a result, MA&N can determine the outcome on all matters submitted to the shareholders. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover or other business involving the Company; or
(iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

NEED FOR, AND POSSIBLE DIFFICULTIES IN SECURING, FUTURE FUNDING, DIRECTLY OR THROUGH AN ALTERNATIVE TRANSACTION

         Although the Company believes that the resources of MA&N will be sufficient and available to fund its operations over the current year, MA&N is not contractually committed to fund the Company during that period and there is no assurance that such current year funding will be made. Thereafter the Company must secure future funding from MA&N or otherwise, either debt or equity, in order to finance its activities. Such funding will continue to be needed unless and until the operations of the Company become self-sustaining. There can be no assurance that any such funding will be available to the Company or that, if it is, it will be available on terms favorable to the Company. Prior to acquisition of a controlling interest in the Company by MA&N, the Company financed much of its operations from the sale of stock to Robert S. Wilson, former Chairman of HOM, and to Bryce N. Batzer, a former director of HOM, and to a limited number of principal investors, and borrowed funds from a bank with a guarantee by Mr. Wilson, from Mr. Wilson personally, from Judith C. Wilson, Mr. Wilson's wife, from Mr. Batzer and from David R. Baker, a partner of counsel to the Company. It is not anticipated that these funding sources will be available in the future. There can be no assurance that outside funding or an alternative transaction will be available to the Company at the time and in the amount to satisfy the Company's needs, or, if such funding or alternative transaction is available, that it will be available on terms favorable to the Company. If HOM issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of HOM's shares, or, in the case of an alternative transaction, will receive securities in a continuing entity providing them relatively lesser rights than they now possess. In case of a sale, shareholders' proceeds may be limited. In the event HOM issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than those currently possessed by holders of HOM's common stock. If a transaction directly involved Homes or Direct, current HOM shareholders might lose or be diluted in their indirect interests in Homes or Direct.

POSSIBILITY THAT NO PUBLIC MARKET OR ONLY A LIMITED PUBLIC MARKET WILL BE ESTABLISHED FOR THE COMMON STOCK OF HOM

         On August 14, 2002, NASD Regulation, Inc. cleared a broker's request for an unpriced quotation on the OTC Bulletin Board for HOM's common stock. However, the public market for HOM's common stock has not been substantial or sustained. Sales have been sporadic and have ranged from $.05 to $.45 a share. See MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

LIMITED ACCESS TO QUALIFIED PERSONNEL

         To be effective, the Company needs persons with the skills necessary to conduct the Wi-Fi business and to produce the magazine and to maintain its website. It also needs persons with the ability to procure real estate listings and advertisements for the magazine. The Company has had no experience in hiring personnel to conduct the Wi-Fi business. The Company has lacked the resources to train personnel, so it needed to find persons with the required experience, understanding, ability and effectiveness. The Company's financial position has made this difficult. See COMPANY EMPLOYEES AND OTHER WORKERS. The inability to attract and retain appropriate personnel would have a materially adverse effect upon the Company and its operations.

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

FORWARD LOOKING STATEMENTS AND CAUTIONARY WORDS

         This Registration Statement contains forward-looking statements, including such statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Registration Statement or the amendment thereto in which they appear, as the case may be. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In addition, particular attention is called to cautionary words such as "may," "will," "expect," "anticipate," "estimate" and "intend" where they appear herein.

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company is in the process of moving its principal office from 4210 Columbia Road, Suite 10C, Martinez, Georgia, where it currently has no lease arrangements, to New York City. The Company does not otherwise own, lease or invest in real property. Company officers in New York City currently are working from the offices of MA&N. The Company contemplates taking separate premises in New York City, but no decision has been made on the timing thereof.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The OTC Compliance Unit of NASD Regulations, Inc. cleared a brokers request for an unpriced quotation on the OTC Bulletin Board on August 14, 2002. From that date through December 31, 2002, the high and low sales prices for the HOM Common Stock furnished by Divine Capital Markets LLC by were as follows:

                 PERIOD                      HIGH SALES PRICE    LOW SALES PRICE
                 ------                         --------             -------
         August 15-September 30, 2002            $0.45                $0.23
         October 1-December 31, 2002             $0.20                $0.05

         Actual sales have been sporadic, with the first reported sale on September 16, 2002. The most current reported sale as of January 13, 2003 was on January 6, 2003 at $.25 a share.

         The ability of an individual shareholder to trade his or her shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer's securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. The Company has no present plans to register its securities in any particular state, although it may take action that will allow it to receive appropriate exemption.

         The shares of HOM's common stock are subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to specified exceptions. Section 15(g) sets forth requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. As a result, trading in HOM's common stock is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

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

         As of January 9, 2003, there were approximately 106 holders of record of HOM's common stock, which figure does not take into account the beneficial ownership of those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of January 9, 2003, HOM has issued and outstanding 8,818,651 shares of common stock. Of this total, 5,880,302 shares are deemed "restricted securities," as defined by the Act, whose sale is subject to Rule 144 under the Act as having been held for less than two years. Certificates representing such shares bear an appropriate restrictive legend.

         Of HOM's total outstanding shares, as of January 9, 2003, approximately 2,938,349 shares may be sold, transferred or otherwise traded in the public market without compliance with the resale limitations of Rule 144 under the Act unless held by an affiliate of HOM. Of the 2,938,349 shares, 445,814 shares which, if not held by an affiliate, would not be restricted, have been identified as being held by Robert S. Wilson, a director, and his wife, Judith
C. Wilson, and are subject to compliance with the resale limitations of Rule 144 even though held for at least two years.

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

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

         No equity securities were issued under any compensation plans or arrangements during the year ended September 30, 2002. However, the conversion into HOM common stock of $39,067 of the $54,000 salary obligation of the Company to Robert S. Wilson, the former Chairman and Chief Executive of HOM, was approved on January 9, 2002 at the rate of $.25 per share, which would have resulted in the issuance of 156,268 shares. No payment was made or stock issued in connection with Mr. Wilson's 2001 compensation, and on December 12, 2002, in connection with the acquisition of control of the Company, Mr. Wilson agreed to accept options to purchase 294,341 shares of HOM common stock at $.01 per share in lieu of such compensation and specified other obligations of the Company to him. No such options have yet been issued to Mr. Wilson.

SALES OF EQUITY SECURITIES OF HOM DURING FISCAL 2002

         During the year ended September 30, 2002, HOM issued shares of its common stock, its only securities sold, without registration under the Securities Act as set forth below. References to investments are to cash investments unless otherwise stated.

         (a) On January 9, 2002, the transfer agent for HOM common stock was instructed to issue (i) 4,000 shares of HOM common stock to Jeanette Drayer in satisfaction of $1,000 payable to HOM's transfer agent, of which Ms. Drayer is the owner; (ii) 47,206 shares to David R. Baker, now a holder of more than 5% of the outstanding HOM common stock and a partner of a firm that is counsel to the Company, in satisfaction of $1,386 of unpaid interest to January 9, 2002 and of $10,416 principal amount of loans to the Company, or a total of $11,802; (iii) 178,681 shares to Bryce N Batzer, then a director of HOM, in satisfaction of $1,670 of unpaid interest to January 9, 2002 and of $43,000 principal amount of loans to the Company, or a total of $44,670, and (iv) 94,627 shares to Judith C. Wilson, wife of Robert S. Wilson, then Chairman and CEO of HOM, for net advances of $23,657, all on the basis of $.25 a share. Mr. Baker and Mr. Batzer were accredited investors. It is not known if Ms. Drayer is an accredited investor, but Ms. Drayer and Mrs. Wilson both are familiar with the operations of the Company, Mrs. Wilson through her husband, Robert S. Wilson.

         (b) On March 6, 2002, 40,000 shares of HOM common stock were issued to Warren D. Bagatelle, an existing stockholder of HOM and an acquaintance of Robert S. Wilson, then the Chairman of HOM, in the stock brokerage business, at $.25 a share for an investment of $10,000. Mr. Bagatelle is an accredited investor.

         (c) On April 17, 2002, 12,500 shares of HOM common stock were issued to Fred Thielke at $.40 a share for an investment of $5,000. Dr. Thielke is a professional acquaintance of Robert S. Wilson, then Chairman of the HOM, and an accredited investor.

         (d) On June 27, 2002, 41,600 shares of HOM common stock were issued to Robert S. Wilson, then Chairman and Chief Executive Officer of HOM, at $.25 a share pursuant to a previous arrangement for the satisfaction of loans to HOM of $8,000 on February 13, 2002 and $2,000 on February 21, 2002, plus interest to the date of authorizing satisfaction of $400, for a total of $10,400, and 5,000 shares were issued to Betty Gibbs, an employee of Direct, at $.40 a share for an investment of $2,000. Mr. Wilson was an accredited investor, and Ms. Gibbs, who is not, is familiar with the operations of the Company.

         (e) Effective August 28, 2002, 30,000 shares of HOM common stock were issued to Howard Bronson, at $.40 a share for consulting services valued at $12,000. Mr. Bronson is an accredited investor.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company's financial position is not good. It has never earned a profit, and has incurred an accumulated deficit of $1,260,356 as of September 30, 2002. The recent acquisition by MA&N of a controlling interest in the Company has given the Company access to additional funds directly from MA&N, and the business plan envisioned by MA&N may elicit additional funds from third parties, but the resources of MA&N are finite and there can be no assurance of third party funding. See SUMMARY OF CURRENT SITUATION AND PARTICULAR DEVELOPMENTS and ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS-PARTICULAR TRANSACTIONS-PERIOD FROM OCTOBER 1, 2002 TO JANUARY 9, 2003. The Company's original business, the mortgage banking business conducted by Direct, has been disposed of. See SALE OF THE ASSETS AND BUSINESS OF DIRECT.

The magazine, FOR SALE BY OWNER AND BUILDER, is currently operating at a small deficit, if there is no allocation of general corporate overhead to its operation, and management believes it can be made, at best, marginally profitable on such a basis. The Company, by terminating the mortgage banking operations of Direct Lending and by reducing the expenses of producing the magazine, FOR SALE BY OWNER AND BUILDER, has substantially reduced its operating costs, but these expense reductions do not eliminate the Company's current operating deficits. Development of the Wi-Fi business will substantially increase the Company's operating costs, which will need to be funded.

LIQUIDITY

         The Company currently and during its existence has lacked liquidity as a result of its lack of initial financing and its continuing operating deficits. It has maintained its ability to pay expenses through the sale of its common stock from time to time, principally to its directors, who have made multiple investments. See RECENT SALES OF UNREGISTERED SECURITIES. In view of the change of control of the Company, such funding will not continue. The Company, therefore, will need to rely on the resources of its new controlling shareholder, MA&N, for its future liquidity until such time as it arranges other financing or becomes profitable. The Company has reviewed its cash needs with MA&N, and MA&N has indicated that over the next twelve months it will be able to provide the necessary funds (to the extent not provided by HOM) to satisfy HOM's current obligations and its ongoing operating and capital expenses.

CAPITAL EXPENDITURES

         The Company has no material commitments for capital expenditures and has had no need, in its previous operations, to make material capital expenditures. The proposed Wi-Fi business will require capital expenditures, the exact extent of which is not now known, although it is believed that necessary equipment purchases, the principal anticipated capital expenditures, can be financed to a substantial extent.

RESULTS OF OPERATIONS

         o Year ended September 30, 2002 compared with year ended September 30, 2001.

         Revenue increased $100,865 from $65,819 to $166,054, or 153.2%, as a result of an increase in revenue from mortgage of $96,928 from $17,670 to $114,598, or 548.5%, mortgages closed having increased from 7 in fiscal 2001 to 52 in fiscal 2002, and an increase in income from the magazine, FOR SALE BY OWNER AND BUILDER, and its associated website of $3,307 from $48,149 to $51,456, or 6.9%, as a result of an increase in advertisements by local realtors, service companies and providers and merchants of $992 from $33,521 to $34,423, or 3.0% and in residential property listings of $2,405 from $14,628 to $17,033, or 16.4%.

         The operating loss increased $60,297 from $281,595 to $341,892, or 21.4%, principally as a result of an increase (i) in professional fees of $69,889 from $92,916 to $162,805, or 75.2%, which increase reflected the additional legal and accounting costs associated with filings required under the Securities Exchange Act of 1934 and several proposed transactions that were not consummated (such increase in operating professional fees was partially offset by the decrease included in unsuccessful business combination costs referred to in the next paragraph), (ii) in salaries, commissions and benefits of $48,714 from $103,308 to $152,022, or 47.2%, largely as a result of increased commissions relating to the increased revenues from mortgages, (iii) in office, travel and other expenses of $26,875 from $46,134 to $73,009, or 58.3%, principally as a result of an increase in office expenses, and (iv) other expenses of $13,086 for magazine expenses, of $12,235 for closing costs and $2 of depreciation, partially offset by reductions of $5,088 in utilities and telephone, $4,730 in website maintenance, $901 in rent and $419 in advertising, together with the $100,865 increase in revenue.

         In addition, other expense reflected a decrease of $28,401 from $64,804 to $36,403, or 43.8%, principally as a result of a decrease in unsuccessful business combination costs of $30,043 from $57,147 to $27,104, or 57.1%, as a result of the reduction of incurred costs in connection with the Company's proposed business combination with Connectivity, Inc. and Mobile.com. See NOTE 10-NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

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

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         The Company has net operating loss carryforwards as at September 30, 2002 totaling $1,148,821 that may be offset against future taxable income until 2018 through 2022. In view of the anticipated losses sustained in the three months ended December 31, 2002, the net operating loss carryforwards will have increased as of that date. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with $7,179 relating to intangible assets and $17,149 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $363,230 as of September 30, 2002, offset by deferred tax liabilities relating to property and equipment in the amount of $1,017, leaves a net deferred tax asset of $362,213 that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $362,213, or 100%, has been taken against net deferred taxes as of September 30, 2002. A larger equivalent valuation will be taken against the larger amount of such assets as of December 31, 2002. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. In addition, because of the change of control of the Company, under ss. 382 of the Internal Revenue Code the Company will be able to take only approximately $45,000 of the available net operating loss in any year based on an estimated value of $.25 a share of HOM Common Stock on December 12, 2002, the date of change of control. The deferred tax asset, therefore, is not reflected as an asset of any value in HOM's Consolidated Balance Sheet as of September 30, 2002, but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.

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

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes prior pronouncements associated with impairment or disposal of long-lived assets and establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or other means. The statement is effective for all fiscal years beginning after December 15, 2001. The Company adopted SFAS No. 144 in 2002 and believes that the adoption of SFAS No. 144 did not have a material impact on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supercedes prior pronouncements associated with accounting treatment for exit activities and establishes guidelines for the recognition of liabilities associated with an exit or disposal activity. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company believes that the adoption of SFAS No. 146 will not have a material impact on the Company's financial statements.

         Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7. FINANCIAL STATEMENTS.

         The Company's consolidated balance sheets as of September 30, 2002 and 2001 and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the years ended September 30, 2002, 2001 and 2000 have been examined to the extent indicated in their report by Elliott Davis, L.L.C., independent certified public accountants. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern. SEE
NOTE 1 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                 HOM CORPORATION
                                AND SUBSIDIARIES

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS






                        HOM CORPORATION AND SUBSIDIARIES

                                    CONTENTS


                                                                                  Page
                                                                                ----------

REPORT OF ELLIOTT DAVIS, L.L.C.
  INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT                                              20

FINANCIAL STATEMENTS
      Consolidated balance sheets                                                      21
      Consolidated statements of operations                                            22
      Consolidated statements of changes in stockholders' equity (deficit)             23
      Consolidated statements of cash flows                                       24 - 25
      Notes to the consolidated financial statements                              26 - 33


                         REPORT OF ELLIOTT DAVIS, L.L.C.
                     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



Board of Directors
HOM Corporation and Subsidiaries
Martinez, Georgia


     We have audited the accompanying consolidated balance sheets of HOM Corporation and Subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

     We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of HOM Corporation and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended September 30, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.





Augusta, Georgia
December 20, 2002


                                  HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                                   SEPTEMBER 30,
                                                                           ------------------------------
                                                                               2002              2001
                                                                           ------------      ------------
                                               ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                                $     2,489       $    22,055
  Accounts receivable                                                            3,123               850
  Trading securities                                                                --               612
                                                                           ------------      ------------

    Total current assets                                                         5,612            23,517

PROPERTY AND EQUIPMENT - NET                                                    13,947            27,691

OTHER ASSETS                                                                     1,305             3,327
                                                                           ------------      ------------

                                                                           $    20,864       $    54,535
                                                                           ============      ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                                    $   103,294       $    43,457
  Accounts payable to related parties                                          202,276            86,780
  Accrued wages                                                                 58,131            38,880
  Deferred revenues                                                              2,848             4,530
  Short-term notes payable                                                      20,448            20,200
  Stockholder advances                                                          86,170            54,000
  Current maturities of long-term debt                                              --             1,225
                                                                           ------------      ------------

    Total current liabilities                                                  473,167           249,072
                                                                           ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Paid in capital - 1,000,000 preferred shares authorized; none
    issued and outstanding                                                          --                --
  Paid in capital - no par common - 50,000,000 shares authorized;
    issued and outstanding 3,962,282 and 3,508,667 as of
    September 30, 2002 and 2001, respectively                                  808,053           687,524
  Accumulated deficit                                                       (1,260,356)         (882,061)
                                                                           ------------      ------------

                                                                              (452,303)         (194,537)
                                                                           ------------      ------------

                                                                           $    20,864       $    54,535
                                                                           ============      ============


           The accompanying notes are an integral part of these consolidated financial statements.



                                  HOM CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                     ------------------------------------------------
                                                         2002              2001             2000
                                                     ------------      ------------      ------------

REVENUES                                             $   166,054       $    65,819       $    61,325
                                                     ------------      ------------      ------------

OPERATING EXPENSES
  Professional fees                                      162,805            92,916            78,566
  Salaries, commissions and benefits                     152,022           103,308            96,048
  Office, travel and other expense                        73,009            46,134            55,559
  Magazine printing                                       38,086            24,131            19,269
  Rent                                                    25,465            26,366            27,202
  Utilities and telephone                                 15,823            20,911            18,602
  Depreciation                                            15,505            15,503            12,071
  Advertising                                             12,926            13,345           131,504
  Closing costs                                           12,235                --                --
  Website maintenance                                         70             4,800            14,550
                                                     ------------      ------------      ------------

                                                         507,946           347,414           453,371
                                                     ------------      ------------      ------------

    Operating loss                                      (341,892)         (281,595)         (392,046)
                                                     ------------      ------------      ------------

OTHER INCOME (EXPENSE)
  Unsuccessful business combination costs                (27,104)          (57,147)               --
  Interest                                               (10,270)           (2,143)           (1,993)
  Realized gains (losses) on trading securities              971            (2,387)               --
  Unrealized losses on trading securities                     --            (2,206)               --
  Loss on disposal of equipment                               --              (921)               --
                                                     ------------      ------------      ------------

                                                         (36,403)          (64,804)           (1,993)
                                                     ------------      ------------      ------------

    Loss before income taxes                            (378,295)         (346,399)         (394,039)

PROVISION FOR INCOME TAXES - NET                              --                --                --
                                                     ------------      ------------      ------------

    Net loss                                         $  (378,295)      $  (346,399)      $  (394,039)
                                                     ============      ============      ============


PER SHARE INFORMATION:
Basic net loss per common share                      $     (0.10)      $     (0.11)      $     (0.16)
                                                     ============      ============      ============

Weighted average shares outstanding                    3,796,620         3,292,502         2,400,970
                                                     ============      ============      ============

           The accompanying notes are an integral part of these consolidated financial statements.



                                       HOM CORPORATION AND SUBSIDIARIES
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                                  COMMON STOCK                                   TOTAL
                                                         -----------------------------                       STOCKHOLDERS'
                                                                            PAID IN         ACCUMULATED         EQUITY
                                                            SHARES          CAPITAL           DEFICIT          (DEFICIT)
                                                         ------------     ------------     ------------      ------------
BALANCE, SEPTEMBER 30, 1999                                1,688,047      $   264,369      $  (141,623)      $   122,746

Common stock issued in exchange for professional,
  website design and other services                          570,880          111,220               --           111,220
Common stock issued for cash                                 530,000          133,000               --           133,000
Common stock issued as repayment for cash advances           112,740           27,185               --            27,185
Net loss                                                          --               --         (394,039)         (394,039)
                                                         ------------     ------------     ------------      ------------

BALANCE, SEPTEMBER 30, 2000                                2,901,667          535,774         (535,662)              112

Common stock issued as settlement for accounts
  payable related to professional services received           63,000           15,750               --            15,750
Common stock issued for cash                                 368,000           92,000               --            92,000
Common stock issued as repayment for cash advances           176,000           44,000               --            44,000
Net loss                                                          --               --         (346,399)         (346,399)
                                                         ------------     ------------     ------------      ------------

BALANCE, SEPTEMBER 30, 2001                                3,508,667          687,524         (882,061)         (194,537)

Common stock issued as settlement for accounts
  payable related to professional services received           34,000           13,000               --            13,000
Common stock issued as repayment for cash advances           362,115           90,529               --            90,529
Common stock issued for cash                                  57,500           17,000               --            17,000
Net loss                                                          --               --         (378,295)         (378,295)
                                                         ------------     ------------     ------------      ------------

BALANCE, SEPTEMBER 30, 2002                                3,962,282      $   808,053      $(1,260,356)      $  (452,303)
                                                         ============     ============     ============      ============


                The accompanying notes are an integral part of these consolidated financial statements.


                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEARS ENDED SEPTEMBER 30,
                                                                             ------------------------------------------
                                                                                2002            2001            2000
                                                                             ----------      ----------      ----------
OPERATING ACTIVITIES
  Net loss                                                                   $(378,295)      $(346,399)      $(394,039)
  Adjustments to reconcile net loss to net
    cash used in operating activities:
    Depreciation                                                                15,505          15,503          12,071
    Realized and unrealized (gains) losses from trading securities, net           (971)          4,593              --
    Loss on disposal of equipment                                                   --             921              --
    Expenses settled by issuance of common stock                                    --              --          78,703
    Changes in deferred and accrued amounts:
      Accounts receivable                                                       (2,273)            775          (1,625)
      Prepaid expenses                                                              --           4,800         116,197
      Other assets                                                               2,022          (3,077)            250
      Accounts payable and accrued expenses                                    211,040         141,824          34,522
      Deferred revenues                                                         (1,682)         (7,648)         12,178
                                                                             ----------      ----------      ----------

        Net cash used in operating activities                                 (154,654)       (188,708)       (141,743)
                                                                             ----------      ----------      ----------

INVESTING ACTIVITIES
  Purchase of trading securities                                               (33,927)       (161,395)             --
  Proceeds from sale of trading securities                                      70,167         160,700              --
  Purchase of property and equipment                                            (1,761)         (2,313)        (10,466)
  Proceeds from sale of property and equipment                                      --           4,200              --
                                                                             ----------      ----------      ----------

        Net cash provided by (used in) investing activities                     34,479           1,192         (10,466)
                                                                             ----------      ----------      ----------

FINANCING ACTIVITIES
  Proceeds, net of repayments, from short-term notes payable
    and stockholder advances                                                    84,834         118,041          21,401
  Repayment of long-term debt                                                   (1,225)         (1,159)         (2,043)
  Proceeds from the sale of common stock                                        17,000          92,000         133,000
                                                                             ----------      ----------      ----------

        Net cash provided by financing activities                              100,609         208,882         152,358
                                                                             ----------      ----------      ----------

        Net increase (decrease) in cash                                        (19,566)         21,366             149

CASH, BEGINNING OF YEAR                                                         22,055             689             540
                                                                             ----------      ----------      ----------

CASH, END OF YEAR                                                            $   2,489       $  22,055       $     689
                                                                             ==========      ==========      ==========
                                                                                                            (Continued)



                                  HOM CORPORATION AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                               -------------------------------------
                                                                  2002          2001          2000
                                                               ---------     ---------     ---------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  Cash paid for interest                                       $ 10,606      $  1,517      $    529
                                                               =========     =========     =========
  Cash paid for income taxes                                   $     --      $     --      $     --
                                                               =========     =========     =========

Noncash financing activities
Common stock issued in exchange for professional, website
   design, advertising, and other services                     $     --      $     --      $111,220
                                                               =========     =========     =========
Common stock issued as repayment for cash advances
   and notes payable                                           $ 90,529      $ 44,000      $ 27,185
                                                               =========     =========     =========
Trading securities received as advances from stockholders      $ 34,657      $  4,510      $     --
                                                               =========     =========     =========
Common stock issued as settlement for accounts
  payable related to professional services received            $ 13,000      $ 15,750      $     --
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

         Direct (formerly Southern States Lenders, Inc.) was incorporated in the State of Georgia in January, 1997 and operated as a licensed mortgage broker for various financial institutions and underwriters (See Note 11
         - Subsequent Events).

         HOM Corporation, with its subsidiaries, (the "Company") has suffered recurring losses while devoting substantially all of its efforts to raising capital and developing markets for its FSBO advertising and mortgage services (See Note 11 - Subsequent Events). Additionally, the Company's total liabilities exceed its total assets. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement its business plan and to generate profits sufficient to become financially viable. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

     PRINCIPLES OF CONSOLIDATION
         The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

     USE OF ESTIMATES
         The consolidated financial statements include estimates and assumptions that affect the Company's financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

     CASH AND CASH EQUIVALENTS
         The Company considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                                                                     (Continued)

-----------------------------------------------------------------------------

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

     BASIC NET LOSS PER COMMON SHARE
         Basic net loss per common share is computed by dividing the net loss by the weighted average number of common shares outstanding during the period. Diluted net loss per share is not presented because there were no potential common shares.

     RECENTLY ISSUED ACCOUNTING STANDARDS
         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company anticipates that the adoption of SFAS No. 142 will not have a material impact on the Company's financial statements.

         In August 2001, the FASB issued SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets." SFAS No. 144 supercedes prior pronouncements associated with impairment or disposal of long-lived assets and establishes methodologies for assessing impairment of long-lived assets, including assets to be disposed of by sale or other means. The statement is effective for all fiscal years beginning after December 15, 2001. Early adoption of this standard is encouraged. The Company adopted SFAS No. 144 in 2002 and it did not have a material impact on the Company's financial statements.

         In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." SFAS No. 146 supercedes prior pronouncements associated with accounting treatment for exit activities and establishes guidelines for the recognition of liabilities associated with an exit or disposal activity. The statement is effective for exit or disposal activities initiated after December 31, 2002. The Company anticipates that the adoption of SFAS No. 146 will not have a material impact on the Company's financial statements.

         Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment consist of the following at September 30:

                                                      2002            2001
                                                  --------------  --------------

         Internet web page and software           $      36,650   $      36,650
         Office equipment and furniture                  21,206          19,446
                                                  --------------  --------------

                                                         57,856          56,096
               Less accumulated depreciation            (43,909)        (28,405)
                                                  --------------  --------------

                                                  $      13,947   $      27,691
                                                  ==============  ==============


NOTE 3 - SHORT-TERM NOTES PAYABLE
---------------------------------

     Short-term notes payable consist of the following at September 30:

                                                                                      2002            2001
                                                                                  --------------  --------------
         A short-term note payable to a financial institution with a current maturity of December, 2002. Interest only payments are due monthly at prime plus 1.0% (5.75% on September 30, 2002). The note is guaranteed and is secured by the primary residence of the Company's
         president who is also a significant stockholder.                         $      20,448   $      20,200
                                                                                  ==============  ==============


NOTE 4 - LONG-TERM DEBT
-----------------------

     Long-term debt consists of the following at September 30:

                                                                                      2002            2001
                                                                                  --------------  --------------
         A note payable for office equipment, payable in monthly installments of principal and interest of $182, maturing in February, 2002.
         Interest is calculated at 4.0% per annum.                                $        -      $       1,225

               Less current maturities of long-term debt                                   -             (1,225)
                                                                                  --------------  --------------

                                                                                  $        -      $        -
                                                                                  ==============  ==============

NOTE 5 - INCOME TAXES
---------------------

     The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30:

                                                       2002            2001
                                                  --------------  --------------
         Deferred tax assets:
               Net operating loss carryforwards   $     338,902   $     240,886
               Accrued wages                             17,149          11,470
               Intangible assets                          7,179           7,979
                                                  --------------  --------------
                                                        363,230         260,335
         Deferred tax liabilities:
               Property and equipment                    (1,017)           (909)
                                                  --------------  --------------

                   Net deferred tax assets              362,213         259,426
                   Valuation allowance                 (362,213)       (259,426)
                                                  --------------  --------------

                                                  $        -      $        -
                                                  ==============  ==============


     The Company has net operating loss carryforwards totaling $1,148,821 that expire in 2018 through 2022.

     The provision (benefit) for income taxes is as follows for the years ended September 30:

                                                      2002            2001
                                                  --------------  --------------

               Deferred income tax benefit        $    (102,787)  $    (101,704)
               Change in valuation allowance            102,787         101,704
                                                  --------------  --------------

                                                  $        -      $        -
                                                  ==============  ==============

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


NOTE 6 - OPERATING LEASE COMMITMENTS
------------------------------------

     The Company leases office space for $2,000 per month on a lease agreement expiring in September 2003 (See Note 11 - Subsequent Events).

     The Company also leases certain office equipment for $232 per month under a three year lease agreement that will expire in April 2004.

NOTE 7 - NON-CASH TRANSACTIONS
------------------------------

     During the years ended September 30, 2002, 2001, and 2000, the Company issued shares of common stock in exchange for services and as repayment for accounts payable and for cash advances from significant shareholders. The non-cash transactions involving stock are summarized in the consolidated statement of changes in stockholders' equity (deficit). The transactions are recorded based on management's estimate of the fair value received or an estimated value of the shares exchanged.


NOTE 8 - SEGMENT INFORMATION
----------------------------

     The Company provided services through two industry segments during the years ended September 30, 2002, 2001 and 2000. The Company's advertising segment, Homes, provides advertising services for FSBO real estate and for businesses. The Company's mortgage segment, Direct, provides mortgage services to individuals and small business as a mortgage broker (See Note 11 - Subsequent Events). The basis for identifying and measuring the results of the segment activities is consistent within the periods presented.

     The accompanying financial statements include the following business segment information for the years ended September 30:

                                                     2002            2001             2000
                                                ---------------  --------------  ---------------
         REVENUES:
               Mortgage                         $     114,598    $      17,670   $      35,161
               Advertising                             51,456           48,149          26,164
                                                ---------------  --------------  ---------------

                                                $     166,054    $      65,819   $      61,325
                                                ===============  ==============  ===============

         OPERATING LOSS:
               Mortgage                         $     147,236    $     132,131   $     170,710
               Advertising                            194,656          149,464         221,336
                                                ---------------  --------------  ---------------

                                                $     341,892    $     281,595   $     392,046
                                                ===============  ==============  ===============

         DEPRECIATION:
               Mortgage                         $       2,091    $       2,114   $       2,057
               Advertising                             13,414           13,389          10,014
                                                ---------------  --------------  ---------------

                                                $      15,505    $      15,503   $      12,071
                                                ===============  ==============  ===============

         PURCHASE OF PROPERTY AND EQUIPMENT:
               Mortgage                         $        -       $        -      $       1,559
               Advertising                              1,761            2,313          45,557
                                                ---------------  --------------  ---------------

                                                $       1,761    $       2,313   $      47,116
                                                ===============  ==============  ===============

                                                                                     (Continued)



NOTE 8 - SEGMENT INFORMATION, CONTINUED

         PROPERTY AND EQUIPMENT - NET:
               Mortgage                         $       5,883    $       7,974   $      10,458
               Advertising                              8,064           19,717          35,543
                                                ---------------  --------------  ---------------

                                                $      13,947    $      27,691   $      46,001
                                                ===============  ==============  ===============


NOTE 9 - RELATED PARTY TRANSACTIONS
-----------------------------------

     The Company receives legal counsel through a firm that is related to the Company through common ownership (aggregate ownership by the firm and one of its partners of 9.6% of the Company's outstanding stock at September 30, 2002). Legal fees incurred from this related party approximated $129,500, $82,800, and $63,000 in the years ended September 30, 2002, 2001, and 2000, respectively. Additionally, the Company's accounts payable include $202,276, $86,780, and $33,489 at September 30, 2002, 2001, and 2000, respectively, for legal services received from this related party.


NOTE 10 - UNSUCCESSFUL BUSINESS COMBINATION COSTS
-------------------------------------------------

     During 2001, the Company entered into negotiations for a business combination with Connectivity, Inc. and Econo-Comm, Inc., two closely-held Florida corporations. In conjunction with the negotiations, the Company contracted with various professionals to perform due diligence, to audit the financial statements of Connectivity, Inc. and to draft the various contracts for the proposed business combination(s). The Company was unsuccessful in reaching an agreement on the terms of the business combination(s) and the proposed business combination(s) were not consummated. The costs incurred through September 30, 2002 and 2001 on the proposed business combination(s) are reported as other expense in the statement of operations and consist of the following costs:

                                                2002            2001            TOTAL
                                           ---------------  --------------  ---------------
               Legal fees                  $       8,406    $      37,102   $      45,508
               Accounting fees                     9,698            6,345          16,043
               Other professional fees             9,000            9,000          18,000
               Other                                   -            4,700           4,700
                                           ---------------    ------------  ---------------

                                           $      27,104    $      57,147   $      84,251
                                           ===============  ==============  ===============

NOTE 11 - SUBSEQUENT EVENTS
---------------------------

     On November 25, 2002, the Company sold substantially all of the assets and the name, Direct Lending, of its wholly owned subsidiary, Direct Lending, Inc., to Stuckey Enterprises, Inc. ("Stuckey") for $20,000. A gain of approximately $17,400 will be recognized on the sale in 2003. Proceeds from the sale of $5,000 were received at closing with the remaining $15,000 receivable over three years at 10% interest per annum. Under SFAS No. 144, "Accounting for Impairment or Disposal of Long-Lived Assets," the aforementioned assets of Direct did not meet the criteria to be classified as available for sale as of September 30, 2002, and, therefore, the results of Direct's operations were not reported as discontinued operations in the Company's financial statements.

                                                                     (Continued)

--------------------------------------

     Pursuant to the Direct Lending sale on November 25, 2002, the Company's monthly operating lease commitment was reduced from $2,000 to $800. The reduction is the result of Stuckey occupying space that was previously leased by the Company. The Company's obligations under the original lease agreement were terminated and the Company entered into a new lease agreement.

     On December 12, 2002, MA&N, LLC ("MA&N") a Nevada limited liability company, acquired 4,647,626 shares of the Company's common stock, representing 51% of the total of 8,685,164 shares outstanding following such acquisition plus 427,828 shares issuable (294,341 pursuant to options to be granted and 133,487 in settlement of loans to the Company), for a total of 9,112,992 shares. Consideration given to the Company in exchange for the 51% ownership interest included certain wireless web service assets, an agreement to provide certain professional and management services to the Company and cash. Management believes the transaction with MA&N is consistent with its efforts to raise additional capital and believes that the resources of MA&N will be sufficient and available to fund its operations over the 2003 year.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There have been no changes in or disagreements with accountants.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of HOM are as follows:

                 NAME                AGE                   POSITION
                 ----                ---                   --------

            Mark S. Neuhaus          46       Chairman of the Board of Directors
                                                         and President
                                                   (Chief Executive Officer)

              Ned Baramov            28               Secretary-Treasurer
                                                   (Chief Financial Officer)

         Nicole Bloom Neuhaus        30                    Director

           Robert W. Wilson          79                    Director

         The terms of each of the directors expires at the next annual meeting of the stockholders, the date for which has not been set by the Board of Directors. The officers serve at the pleasure of the Board of Directors.

         Bryce N. Batzer, a former director, was killed in an automobile accident on December 15, 2002. No arrangements have been made to fill the vacancy created by his death or otherwise or for any other person to become a director of HOM. All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of HOM or any of its subsidiaries or any committee thereof. Any non-employee director of HOM or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of HOM is appointed by and serves at the discretion of the Board of Directors.

         None of the officers or directors of HOM is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than HOM.

         The business experience of each of the persons listed above during the past five years is as follows:

         Mark S. Neuhaus has been the founder of several startup companies, including Solar Electric Engineering in 1997, which later became US Electric Car. Mr. Neuhaus was one of the founding shareholders of Interactive Motorsports and Entertainment. Mr. Neuhaus manages several funds which specialize in financing small cap public companies, owned by himself and his wife, Nicole Bloom Neuhaus, a director of HOM, which has been his principal occupation since 1995. MA&N, which acquired a controlling interest in HOM on December 12, 2002, is jointly owned by Mr. and Mrs. Neuhaus.

         Ned Baramov currently (and has since mid 2002) works at a privately held hedge fund in New-York-City which specializes in small-cap and penny stocks and which is owned by Mark S. and Nicole Bloom Neuhaus, directors of HOM who also own MA&N which controls the Company. Mr. Baramov will continue at his position with the hedge fund while he serves as Secretary Treasurer of HOM. From 2000 until 2002 he was enrolled in the Fuqua School of Business at Duke University, from which he received his MBA. Mr. Baramov spent the previous two years in the Bulgarian Ministry of Industry, working as a senior associate in the Privatization Department, helping attract foreign investors to this small, Eastern European country, and assisting in selling state-owned companies, which raised capital for the Bulgarian government.

         Nicole Bloom Neuhaus manages a fund which specializes in financing public small cap companies. She has been engaged in sales and marketing endeavors for over 6 years and has been the lead negotiator in several acquisitions. Mrs. Neuhaus is co-owner of MA&N, the controlling entity of HOM, with her husband, Mark S. Neuhaus, who is Chairman of the Board and President (Chief Executive Officer) of HOM. Mrs. Neuhaus has studied throughout Europe and the United States and is multi-lingual, speaking 5 languages fluently. Mrs. Neuhas rsides in Ketchum, Idaho, with her husband, Mark, and their two year old daughter.

         Robert S. Wilson was Chairman of the Board and Chief Executive Officer of HOM since its incorporation in July 2000 until December 12, 2002, has been a director and Chairman of the Board of Directors of Direct since September 30, 1998, becoming Chief Executive Officer on July 31, 2000 following the resignation of the then President of Direct, and has been Chairman of the Board and Chief Executive Officer of Homes from April 22, 2000, having been the sole director of Homes from its incorporation in December 1999. Mr. Wilson has submitted resignations from all his positions with the Company, which the Company may act upon in its discretion. Mr. Wilson was Chairman of Apple Homes Corporation, the former parent of Direct, from 1993 until his resignation on June 30, 1999. Prior thereto, he was, for many years, a stockbroker.

         Robert S. Wilson may be deemed to be a promoter of the Corporation. See
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - PROMOTER AND CONTROLLING PERSONS. Robert S. Wilson and Bryce N. Batzer may have been deemed the controlling persons of the Company in view of their positions as directors and the largest shareholders of the Company, until the control of the Company was changed on December 12, 2002. Thereafter, MA&N, which holds a majority of the outstanding HOM Common Stock, and Mark S. Neuhaus and Nicole Bloom Neuhaus, the owners of MA&N and directors of HOM, may be deemed the controlling persons of the Company, along with the two other directors, Ned Baramov and Robert S. Wilson.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

            Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended September 30, 2002 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of
Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section

16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year. In determining the timeliness of filing, a Form 3 received from Jeremy Collins, a former officer and director, was received by the Company within 3 days of its required filing date, so that Mr. Collin's Form 3 was deemed to be timely filed under Item 405 of Regulations S-B under the Securities and Exchange Act of 1934.

ITEM 10. EXECUTIVE COMPENSATION.

         As of September 30, 2002, no employee of the Company had earned in excess of $50,000 per annum.

         Robert S. Wilson, Chairman and CEO of HOM, received minimal compensation in cash and common stock of Direct, which has become common stock of HOM, or common stock of HOM, as set forth in the following table. The Board of Directors of HOM authorized compensation to Mr. Wilson of $72,000 a year effective April 1, 2001. It was not contemplated that compensation would be paid to Mr. Wilson until the cash flow of the Company could accommodate such payment, although the Company accrued the authorized salary and related benefits on a monthly basis beginning April 1, 2001. Mr. Wilson indicated his willingness to convert his salary through December 31, 2001 into HOM common stock at $.25 a share. That salary of $54,000 ($36,000 in fiscal 2001 and $18,000 in fiscal
2002), which would net to $39,062 after estimated withholding of income and FICA taxes of $14,931, would have resulted in 156,276 shares issuable to him, which were to be issued not later than June 30, 2002, subsequently extended to December 31, 2003. On December 12, 2002, at the time of change of control of the Company, Mr. Wilson agreed to accept 5 year options, exercisable at $.01 per share, to purchase 294,341 shares of HOM common stock in lieu of such $54,000 and $18,000 of funds advanced by Mr. Wilson to, or on behalf of, the Company, and all interest thereon. The options have not been issued to Mr. Wilson.

         The following table sets forth all compensation paid by the Company for services rendered to the Company for the fiscal years ended September 30, 2002, 2001 and 2000 to the persons indicated. All stock compensation has been made on the basis of $.25 per share.


                                               SUMMARY COMPENSATION TABLE

                                           FISCAL
                                           ------           CASH                  STOCK              ALL OTHER
      NAME AND PRINCIPAL POSITION           YEAR         COMPENSATION         COMPENSATION (1)      COMPENSATION
      ------------------ --------           ----         ------------         ----------------      ------------

              Karen Stein
          President and C.E.O.
        Direct Lending, Inc. (3)            2000          $7,685              $2,875(2)                 $-0-

            Theresa A. Varin
     Secretary - Treasurer and CFO,         2001         $27,816
           HOM Corporation(4)               2002         $20,097                 $400                    -0-

            Robert S. Wilson                2002          $4,977              $13,016(5)                $-0-
          Chairman and C.E.O.               2001          $9,954              $26,046(5)                 -0-
          HOM Corporation (6)               2000          $5,192                 $-0-                    -0-

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

(4) Theresa A. Varin has been Secretary-Treasurer of HOM Corporation since April 27, 2001 and an executive officer and Chief Financial Officer of HOM Corporation since June 27, 2001, until December 12, 2002.

(5) Mr. Wilson had agreed to accept shares of HOM common stock for his salary through December 31, 2001, of which $36,000 was earned during fiscal 2001 and $18,000 was earned during fiscal 2002. On December 12, 2002, Mr. Wilson agreed to accept options to purchase 294,341 shares of HOM common stock in lieu of obligations for compensation and funds loaned to, or advanced on behalf of, the Company. Such options have not been issued.

(6) Robert S. Wilson has been Chairman and Chief Executive Officer of HOM since its Consent of Directors of HOM Corporation in lieu of a first meeting of directors, effective June 16, 2000, until December 12, 2002. HOM became the investor owned company, with Direct as a subsidiary, when Direct merged with a subsidiary of HOM effective July 5, 2000.

         The preceding table does not include any amounts for noncash compensation, including personal benefits, paid to Mr. Wilson, the Company's Chief Executive Officer during the periods covered herein. The Company believes that the value of such noncash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the cash compensation reported for them.

EMPLOYMENT AGREEMENTS

         As of the date hereof, the Company has not entered into any employment contracts with any of its employees, officers or directors. The Company has not had a bonus, profit sharing, stock option, or other compensation or deferred compensation plan for the benefit of its employees, officers or directors. ITEM

11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, to the best of the Company's knowledge, as of January 9, 2003 with respect to each person known by the Company to own beneficially (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) more than 5% of the outstanding HOM common stock, each director, each executive officer and all directors and officers as a group.

                                                        AMOUNT AND NATURE OF
    NAME AND ADDRESS OF BENEFICIAL OWNER (1)            BENEFICIAL OWNERSHIP              PERCENT OF CLASS (2)
    ---------------------------------------             --------------------              --------------------
Mark S. Neuhaus(a)
PO Box 5629
Ketchum, ID 83340                                           4,647,626(3)                         52.7%





Ned Baramov(a)
2025 Broadway, 23F
New York, NY 10023                                               0                                 _

Nicole Bloom Neuhaus (b)
PO Box 5629
Ketchum, ID 83340                                           4,647,626(4)                         52.7%

Robert S. Wilson(b)
4210 Columbia Road, Suite 10C
Martinez, GA 30907                                          758,041 (5)                           8.6%

David R. Baker
One Independence Plaza, Suite 322
Birmingham, AL 35209                                        512,972 (6)                           5.8%

MA&N LLC                                                     4,647,626                           52.7%

All directors and executive officers as a group              5,385,667                           61.1%


-------------
         (a) Director and executive officer
         (b) Director

(1) Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.

(2) Based upon 8,818,651 shares of common stock outstanding as of January 9, 2003.

(3) Represents shares held by MA&N, in which Mr. Neuhaus has a 50% equity interest and his wife, Nicole Bloom Neuhaus, also has a 50% equity interest. Mr. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to his wife's beneficial interest.

(4) Represents shares held by MA&N in which Mrs. Neuhaus has a 50% equity interest and her husband, Mark S. Neuhaus, also has a 50% equity interest. Mrs. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to her husband's beneficial interest.

(5) Includes 107,727 shares registered in the name of Judith C. Wilson, Mr. Wilson's wife, as to which Mr. Wilson disclaims beneficial ownership. It does not include 88,000 shares registered in the name of Bradley C. Wilson; 40,290 shares registered in the name of Jeffrey R. Wilson and 40,000 shares registered in the name of Keith M. Wilson, Mr. Wilson's adult sons who do not reside with him, and 2,000 shares registered in the name of Keith M. Wilson, custodian for Brett M. Wilson, Mr. Wilson's grandson, as to all of which Mr. Wilson disclaims beneficial ownership, and in none of which he has voting or dispositive power. It also does not include 5 year options to purchase 294,341 shares of HOM common stock at $.01 per share. None of these options has been issued.

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

FISCAL YEAR ENDED SEPTEMBER 30, 2001

         Sale of, or, if indicated, compensation for services or expenses by, common stock of HOM included:

           INDIVIDUAL       NUMBER OF SHARES      DATE OF ISSUE      VALUE
           ----------       ----------------      -------------      -----

Robert S. Wilson                    124,000         11/15/2000       $31,000
                                     40,000         1/31/2001         10,000
                                     72,000         2/16/2001         18,000 (1)
                                     64,000         4/27/2001         16,000
                                     ------                           ------
                          Total     300,000                           75,000
                                   --------                           ------

Bryce N. Batzer                       2,468         11/14/2000           617(2)
                                     20,000          1/2/2001          5,000
                                    100,000          2/6/2001         25,000
                                    -------                           ------
                          Total     122,468                           30,617
                                    -------                           ------

David B. Batzer                     100,000         6/18/2001         25,000
Son of Bryce N. Batzer

David R. Baker                       40,000         4/27/2001         10,000
BJW Investments, LLC                 50,000(3)     12/28/2000         12,500
                                     ------                           ------
                           Total     90,000                           22,500
                                     ------                           ------

----------------
(1) Represents $18,000 for conversion of previous advances to the Company.
(2) Expense reimbursement.
(3) Subsidiary of Baker, Johnston & Wilson LLP, of which David R. Baker is a partner, for legal services and charges.

         David R. Baker, a partner of Baker, Johnston & Wilson LLP, counsel to the Company, loaned $15,000 to the Company on July 16, 2001 and another $15,000 on September 27, 2001. Bryce N. Batzer, a director of HOM, loaned to the Company $15,000 on July 23, 2002 and $9,000 on September 6, 2001. Each loan was on a demand basis and was evidenced by a note bearing interest at 12% per annum.

FISCAL YEAR ENDED SEPTEMBER 30, 2002

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

         On January 9, 2002, the Company authorized the issuance of HOM common stock upon conversion of loans by David R. Baker, a partner of Baker, Johnston & Wilson, counsel to the Company, and Bryce N. Batzer, a director of HOM, including the unpaid interest on such loans to January 9, 2002, and advances by Judith C. Wilson, wife of Robert S. Wilson, a director of HOM, to the Company, on the basis of $.25 per share

         To limit his ownership in the Company to meet guidelines set by the professional liability insurers of his firm, Mr. Baker's loans were not to be converted to the extent and so long as such conversion would cause his beneficial ownership of HOM common stock, including HOM common stock owned by his law firm, to exceed 9.9% of the outstanding shares of HOM common stock.

As a result of such authorization, the following shares of HOM common stock have been issued:

         (a) 178,682 shares to Bryce N. Batzer in conversion of his $43,000 in loans to the Company and $1,670interest thereon to January 9, 2002, or a total of $44,670, and

         (b) 94,627 shares to Judith C. Wilson in conversion of her $23,657 in net advances to the Company.

         (c) 47,206 shares to David R. Baker in conversion of interest to January 9, 2002 of $1,386 on his $30,000 principal amount of loans to the Company, and $10,416 principal amount, or a total of $11,802, leaving a remaining unpaid principal amount of Mr. Baker's loans to the Company of $19,584 with interest thereon of 12% payable from January 9, 2002, which was agreed to be converted when and to the extent such conversion would not cause Mr. Bakers beneficial ownership of HOM common stock to exceed 9.9% of the total HOM common stock outstanding.

         Through December 31, 2001, the Company accrued $54,000 of salary for Robert S. Wilson, Chairman and CEO of HOM. Mr. Wilson had indicated his willingness to accept HOM common stock on the basis of $.25 a share in payment of his salary, after deduction of withholding of income and FICA taxes, such stock to be issued to him not later than June 30, 2002, and on January 9, 2002, the Company authorized such issuance. The Company and Mr. Wilson subsequently agreed to extend that deadline to December 31, 2003. estimated that such withholding payments would be $14,931 and that Mr. Wilson, therefore, would be granted 156,276 shares in payment of the remaining $39,069 of his salary.

         On June 27, 2002, 41,600 shares of HOM common stock were issued to Robert S. Wilson, Chairman and Chief Executive Officer of HOM, at $.25 a share pursuant to a previous arrangement for the satisfaction of loans to HOM of $8,000 on February 13, 2002 and $2,000 on February 21, 2002, plus interest to the date of authorizing satisfaction of $400, for a total of $10,400.

PERIOD FROM OCTOBER 1, 2002 TO JANUARY 9, 2003

         On December 12, 2002, MA&N acquired 4,647,626 shares ("Purchase Shares") of HOM common stock, representing 51% of the total of 8,685,164 shares outstanding following such acquisition plus 427,828 shares issuable (294,341 pursuant to options to be granted to Robert S. Wilson, then Chairman and Chief Executive Officer of HOM, and 133,487 in settlement of loans to the Company by David R. Baker, a partner of Baker, Johnston & Wilson LLP, counsel to the Company), or a total of 9,112,992 shares. MA&N is managed by Mark Neuhaus and his wife, Nicole Bloom Neuhaus, each of whom has a 50% equity interest in MA&N.

         The consideration for the Purchase Shares was:

         a. All rights relating to the provision of ISP wireless service from not less than five nodes, including effective lease or other authorization to use the locations involved and all necessary equipment.

         b. Consultation with the Company for at least two years on financial and management matters with a view to materially enhancing the Company's performance.

         c. Arranging for personnel who can effect the management of the Company.

         d. Causing the Company to proceed with the contemplated business plan of acquiring additional entities or business operations in the ISP wireless business.

         e. Funding of current payment of accounting and legal fees to enable upcoming filings with the U.S. Securities and Exchange Commission to be made on Form 8-K with respect to this transaction and other relevant transaction and on Form 10-KSB with respect to the Company's fiscal year ended September 30, 2002 (which will include currently outstanding accounting fees), estimated to be in the range of $75,000 - $100,000.

         MA&N acquired control of the Company as a result of its 51% ownership of the issued and issuable HOM common and from its control of the Board of Directors of the Company resulting from the addition of three designees of MA&N, Mark S. Neuhaus, Nicole Bloom Neuhaus and Ned Baramov, an employee of MA&N and its affiliates, as directors along with the two existing directors of the Company, Robert S. Wilson and Bryce N. Batzer (who subsequently was killed in an automobile accident). In addition, all directors and officers of the Company and its subsidiaries prior to the change of control are submitting their resignations from all such positions (although MA&N undertook to cause Robert S. Wilson and Bryce N. Batzer to continue to be directors of the Company for a year), and Mark S. Neuhaus was appointed Chairman and President, serving as chief executive officer, in replacement of Robert S. Wilson, and Ned Baramov was appointed Secretary and Treasurer of the Company in lieu of Theresa A. Varin, who had ceased being an employee of the Company.

         On December 12, 2002, in connection with the change in control of the Company, (a) Mr. Wilson agreed to accept in lieu of $54,000 in compensation during calendar 2001, $8,000 in indebtedness of the Company and an additional $10,000 in advances to the Company together with any interest on any of these amounts, 5 year options to purchase 294,341 shares of HOM common stock at $.01 a share and (b) Mr. Baker agreed to accept in lieu of indebtedness of $29,584, together with any interest, 133,487 shares of HOM common stock.

PROMOTER AND CONTROLLING PERSONS

         Robert S. Wilson may be deemed to be a promoter of the Company in view of his role in arranging the spin off of one share of the common stock of Direct for each 10 shares of common stock of Apple Homes, Inc. Mr. Wilson received no compensation or other payments related thereto, although, as a shareholder of Apple Homes, Inc., he received 19,414, and members of his immediate family received 5,390, shares of the common stock of Direct. See Item 5. DIRECTORS, OFFICERS, PROMOTERS AND CONTROL PERSONS. MA&N may be deemed a parent of HOM in view of its ownership of 51% of the outstanding HOM common stock.

         MA&N, through its majority ownership of the outstanding HOM common stock, and Mark S. Neuhaus and Nicole Bloom Neuhaus as the owners of MA&N and directors of HOM (Mr. Neuhaus is the Chairman and President (Chief Executive Officer) of HOM) may be deemed the controlling persons of HOM, along with Ned Baramov, a director and Secretary-Treasurer of HOM, and Robert S. Wilson, a director of HOM and owner (with shares owned by his wife, in which he disclaims beneficial interest, but not including 294,341 shares subject to options to be granted him) of 758,041 shares of HOM, representing 8.6% of the outstanding shares of HOM common stock.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed with this Registration Statement:


EXHIBIT NO.             EXHIBIT NAME
-----------             ------------

2.1 Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of HOM Corporation dated December 12, 2002 by and between MA&N LLC and HOM Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
2.2 Sale of Assets Agreement dated November 15, 2002 by and between HOM Corporation and Stuckey Enterprises (list of assets omitted, to be furnished upon request of the Commission) (1)
3.1               Articles of Incorporation of HOM Corporation (2)
3.2               By-Laws of HOM Corporation (1)
3.3               By-Laws of HOM Corporation as adopted December 12, 2002
4. Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation - Article Four)
10.1              Agreement with B. Michael Pisani (2)
10.3              Agreement dated June 22, 2001 between Howard Bronson and HOM
                  Corporation (3)
21.1              List of Subsidiaries of HOM Corporation (2)
99.5              Consent of Elliott Davis, L.L.C.

(1) Incorporated by reference to the exhibit as filed with Form 8K of HOM Corporation, with Securities and Exchange Commission filing date of December 27, 2002.

(2) Incorporated by reference to the exhibit as filed with Form 10-SB of HOM Corporation, with Securities and Exchange Commission filing date of February 9, 2001.

(3) Incorporated by reference to the exhibit as filed with Form 10-SB/A2 of HOM Corporation, with Securities and Exchange Commission filing date of August 31, 2001.

REPORTS ON FORM 8K

         No reports on Form 8-K were filed during the last quarter of the year ended September 30, 2002.

ITEM 14. CONTROLS AND PROCEDURES

         As set forth herein, on December 12, 2002, there was a change of control of the issuer. Mark S. Neuhaus was appointed Chairman of the Board and President (Chief Executive Officer), and Ned Baramov was appointed Secretary-Treasurer (Chief Financial Officer), of HOM. They have learned that, as of December 12, 2002, there were no formal controls or procedures that were designed to ensure that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities and

Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. See "disclosure controls and procedures" as defined in Rule 13a-14(c) of the Exchange Act. Because of the limited staff of the Company, the former Chairman of the Board and Chief Executive Officer of the Company, Robert S. Wilson, was personally involved in all significant transactions of the Company, so that he would have personal knowledge of the matters as to which Messrs. Neuhaus and Baramov make certification following the signatures to this annual report. Mr. Wilson has been involved in the preparation and review of this annual report, including the financial statements herein, and has certified the accuracy of the facts set forth herein to the best of his knowledge.

         While the informal procedures heretofore may have been sufficient and effective under prior circumstances, particularly in view of Mr. Wilson's regular consultation with outside accountants and legal counsel, as the Company increases in size and complexity, they will be inadequate. The Company, therefore, is reviewing controls and other procedures appropriate to the evolving situation of the Company to assure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is timely disclosed and made available to the management of the Company and will implement such controls and other procedures as necessary.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 HOM CORPORATION
                                  (Registrant)

                             By /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                             Date: January 14, 2003


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                             Date: January 14, 2003

                                 /s/ Ned Baramov
           Ned Baramov, Secretary-Treasurer, (Chief Financial Officer)
                             Date: January 14, 2003

                                 CERTIFICATIONS

Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted), I, Mark S. Neuhaus, certify that:

1.       I have reviewed this annual report on Form 10-KSB of HOM Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annaul report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                               /S/ MARK S. NEUHAUS
                                                     -------------------
                                                     Mark S. Neuhaus
                                                     Chairman and President
                                                     (Chief Executive Officer)
                                                     HOM Corporation

Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted), I, Ned Baramov, certify that:

1.       I have reviewed this annual report on Form 10-KSB of HOM Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: January 14, 2003                               /S/ NED BARAMOV
                                                     ---------------
                                                     Ned Baramov
                                                     Secretary and Treasurer
                                                     (Chief Financial Officer)
                                                     HOM Corporation