Form 10QSB
period 2002-12-31
R WIRELESS INC
filed 2003-02-19
CIK 1133798

------------------ -------------------------------------------------------------
 SEC 2334 (6-00)   Potential persons who are to respond to the collection of
                   information contained in this form are not required to
                   respond unless the form displays a currently valid OMB
                   control number.
------------------ -------------------------------------------------------------

                                                  ------------------------------
                                                          OMB APPROVAL
                                                  ------------------------------
                                                  OMB Number: 3235-0416
                                                  ------------------------------
                                                  Expires: April 30,2003
                                                  ------------------------------
                                                  Estimated average burden
                                                  hours per response: 32.00
                                                  ------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                For the quarterly period ended DECEMBER 31, 2002

                         Commission file number 0-32335

                                 R WIRELESS INC.
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

Issuer's telephone number: (706) 228-5087

       HOM CORPORATION, 4210 COLUMBIA ROAD, SUITE 10-C, MARTINEZ, GEORGIA
              (Former name, former address and former fiscal year,
                         if changed since last report)

Securities registered under Section 12(b) of the Exchange Act:


       Title of each class             Name of each exchange on which registered
               N/A                                        N/A

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of class)


PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS.

                                  R WIRELESS INC. AND SUBSIDIARIES
                             (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                                     CONSOLIDATED BALANCE SHEETS

                                                                         DECEMBER 31,     SEPTEMBER 30,
                                                                             2002              2002
                                                                         ------------      ------------
                                                                         (UNAUDITED)
                                     ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                              $     3,106       $     2,489
  Accounts receivable                                                          2,592             3,123
  Related party receivable                                                        --                --
                                                                         ------------      ------------

    Total current assets                                                       5,698             5,612

PROPERTY AND EQUIPMENT - NET                                                   5,908            13,947

OTHER ASSETS                                                                     250             1,305
                                                                         ------------      ------------

                                                                         $    11,856       $    20,864
                                                                         ============      ============

                    LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                  $   114,438       $   161,425
  Accounts payable to related parties                                        225,498           202,276
  Deferred revenues                                                            2,848             2,848
  Short-term notes payable                                                    20,448            20,448
  Stockholder advances                                                        54,799            86,170
                                                                         ------------      ------------

    Total current liabilities                                                418,031           473,167
                                                                         ------------      ------------

STOCKHOLDERS' DEFICIT
  Paid in capital - 1,000,000 preferred shares authorized; 0 shares
    issued and outstanding                                                        --                --
  Paid in capital - no par common - 50,000,000 shares authorized;
    issued and outstanding 8,818,651 shares at December 31, 2002
    and 3,962,282 at September 30, 2002                                    1,103,525           808,053
  Less amounts receivable for the purchase of common stock                  (202,000)
  Accumulated deficit                                                     (1,307,700)       (1,260,356)
                                                                         ------------      ------------

                                                                            (406,175)         (452,303)
                                                                         ------------      ------------

                                                                         $    11,856       $    20,864
                                                                         ============      ============

                        The accompanying notes are an integral part of these
                                 consolidated financial statements.

                        R WIRELESS INC. AND SUBSIDIARIES
                   (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                   FOR THE THREE MONTHS
                                                     ENDED DECEMBER 31,
                                               ------------------------------
                                                   2002              2001
                                               ------------      ------------
                                                (UNAUDITED)       (UNAUDITED)

REVENUES                                       $     8,933       $    11,445
                                               ------------      ------------

OPERATING EXPENSES
  Salaries, commissions and benefits                 7,061            29,027
  Professional fees                                 24,752            15,679
  Office expense                                     1,601             4,578
  Travel                                             9,283             5,353
  Rent                                               1,600             2,749
  Magazine printing                                  3,126             3,952
  Depreciation                                       3,354             3,353
  Utilities and telephone                              297             1,105
  Advertising                                           --                98
  Other                                              1,445             2,973
                                               ------------      ------------

                                                    52,519            68,867
                                               ------------      ------------

    Operating loss                                 (43,586)          (57,422)
                                               ------------      ------------

OTHER INCOME (EXPENSE)
  Unsuccessful business combination costs               --           (27,104)
  Interest                                            (979)           (2,198)
  Realized gains on trading securities                  --               379
  Unrealized gains on trading securities                --               206
                                               ------------      ------------


                                                      (979)          (28,717)
                                               ------------      ------------

    Loss before income taxes                       (44,565)          (86,139)

PROVISION FOR INCOME TAXES                              --                --
                                               ------------      ------------

  Net loss from continuing operations              (44,565)          (86,139)
                                               ------------      ------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                (14,458)           (8,987)
  Gain on the sale of assets                        11,679                --
                                               ------------      ------------

    Net loss from discontinued opertaions           (2,779)           (8,987)
                                               ------------      ------------

    Net loss                                   $   (47,344)      $   (95,126)
                                               ============      ============

PER SHARE INFORMATION:
  Basic net loss per common share              $     (0.01)      $     (0.03)
                                               ============      ============

  Weighted average shares outstanding            4,527,973         3,508,667
                                               ============      ============

              The accompanying notes are an integral part of these
                       consolidated financial statements.


                                       R WIRELESS INC. AND SUBSIDIARIES
                                  (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                           COMMON STOCK
                                         ---------------------------------------------                    TOTAL
                                                                           AMOUNTS                     STOCKHOLDERS'
                                                            PAID IN     RECEIVABLE FOR   ACCUMULATED     EQUITY
                                             SHARES         CAPITAL      COMMON STOCK      DEFICIT      (DEFICIT)
                                         -------------- --------------- ------------------------------ ------------
BALANCE, SEPTEMBER 30, 2001                  3,508,667  $      687,524  $          -   $    (882,061)  $  (194,537)

Common stock issued as settlement for
 accounts payable related to professional
 services received                              34,000          13,000              -               -       13,000
Common stock issued for cash                   362,115          90,529              -               -       90,529
Common stock issued as repayment for
  cash advances                                 57,500          17,000              -               -       17,000
Net loss                                             -               -              -        (378,295)    (378,295)
                                         -------------- --------------- -------------- --------------- ------------

BALANCE, SEPTEMBER 30, 2002                  3,962,282         808,053              -      (1,260,356)    (452,303)

Common stock issued as repayment
 for stockholder advances                      133,487          33,371              -               -       33,371
Common stock issued for cash and
 receivables                                 4,722,882         262,101       (202,000)              -       60,101
Net loss (unaudited)                                 -               -              -         (47,344)     (47,344)
                                         -------------- --------------- -------------- --------------- ------------

BALANCE, DECEMBER 31, 2002
(UNAUDITED)                                  8,818,651  $    1,103,525  $    (202,000) $   (1,307,700) $  (406,175)
                                         ============== =============== ============== =============== ============

                             The accompanying notes are an integral part of these
                                      consolidated financial statements.


                                  R WIRELESS INC. AND SUBSIDIARIES
                             (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                                CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE THREE MONTHS
                                                                                    ENDED DECEMBER 31,
                                                                                ------------------------
                                                                                  2002            2001
                                                                                ---------      ---------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net loss from continuing operations                                           $(44,565)      $(86,139)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
    Depreciation                                                                   3,354          3,876
    Realized and unrealized gains from trading securities                             --           (585)
    Changes in deferred and accrued amounts:
      Accounts receivable                                                            531            450
      Other assets                                                                 1,055          1,232
      Accounts payable and accrued expenses                                      (35,913)        19,268
      Accounts payable to related parties                                         23,222         13,101
      Deferred revenues                                                               --         (1,049)
                                                                                ---------      ---------

        Net cash used in operating activities of continuing operations           (52,316)       (49,846)
                                                                                ---------      ---------

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
  Purchase of trading securities                                                      --        (31,433)
  Proceeds from sale of trading securities                                            --         58,194
                                                                                ---------      ---------

        Net cash provided by investing activities of continuing operations            --         26,761
                                                                                ---------      ---------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds from stockholder advances                                               2,000         19,776
  Proceeds from the sale of common stock                                          60,101             --
                                                                                ---------      ---------

        Net cash provided by financing activities of continuing operations        62,101         19,776
                                                                                ---------      ---------

CASH USED IN DISCONTINUED OPERATIONS
  Operating activities                                                           (11,126)            --
  Investing activities                                                             1,958             --
                                                                                ---------      ---------

        Net cash used in discontinued operations                                  (9,168)            --
                                                                                ---------      ---------

        Net increase (decrease) in cash                                              617         (3,309)

CASH, BEGINNING OF PERIOD                                                          2,489         22,055
                                                                                ---------      ---------

CASH, END OF PERIOD                                                             $  3,106       $ 18,746
                                                                                =========      =========

                                                                                             (Continued)


                        R WIRELESS INC. AND SUBSIDIARIES
                   (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 FOR THE THREE MONTHS
                                                                  ENDED DECEMBER 31,
                                                               -----------------------
                                                                  2002         2001
                                                               ----------   ----------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

Cash paid for interest                                         $   2,217    $     353
                                                               ==========   ==========
Noncash financing activities
Trading securities received as advances from stockholders      $      --    $  34,657
                                                               ==========   ==========
Common stock issued in exchange for receivable
 from stockholder                                              $ 202,000    $      --
                                                               ==========   ==========
Common stock issued as repayment for
 stockholder advances                                          $  33,371    $      --
                                                               ==========   ==========

              The accompanying notes are an integral part of these
                       consolidated financial statements.

           R WIRELESS INC. (FORMERLY HOM CORPORATION) AND SUBSIDIARIES
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - BASIS OF PRESENTATION

The accompanying unaudited consolidated financial statements of R Wireless Inc. (formerly HOM Corporation) and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's management believes that all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2002, included in the Company's Form 10-KSB, filed on January 14, 2003 with the Securities and Exchange Commission.

The Company has suffered recurring losses while devoting substantially all of its efforts to raising capital, evaluating alliances and business combinations with other entities and developing markets for its For Sale By Owner ("FSBO") advertising services conducted through its subsidiary Homes By Owners, Inc. ("Homes") and mortgage brokerage services conducted through its subsidiary Direct Lending, Inc. ("Direct"). On November 25, 2002, substantially all of Direct's assets and its name were sold to Stuckey Enterprises, Inc. ("Stuckey") for $15,968, and Stuckey assumed Direct's operations effective as of October 25, 2002, the Company assuming Direct's liabilities prior to that date. On December 12, 2002, the Company sold a controlling interest (51% on a fully diluted basis) to MA&N LLC ("MA&N") in consideration for funding acquisitions of assets/companies in the wireless internet (Wi Fi) industry, and accounting and legal fees to enable upcoming filings with the U.S. Securities and Exchange Commission. MA&N also agreed to provide consultation services and management expertise.

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


NOTE B - ACCOUNTS PAYABLE TO RELATED PARTIES

The Company received substantially all of its legal counsel through December 12, 2002, and continues to receive legal services, from a firm related through common ownership (aggregate ownership by the law firm and one of its partners of approximately 5.8% of the Company's outstanding stock at December 31, 2002). Amounts payable to this law firm for services rendered totaled $225,498 at December 31, 2002 and $202,276 at September 30, 2002.


NOTE C - AMOUNTS RECEIVABLE FOR THE PURCHASE OF COMMON STOCK

On December 12, 2002, the Company signed an agreement with MA&N LLC ("MA&N") for the sale of shares of the Company, constituting, after issuance, 51% of the outstanding shares on a fully diluted basis (4,647,626 shares) for consideration of a total estimated value of $232,000 (see Note A above). As of December 31, 2002, MA&N had reduced the Company's payables for professional services in the amount of $30,000, reducing the balance of the consideration to $202,000.

NOTE D - DISCONTINUED OPERATIONS

On November 25, 2002, the Company sold substantially all of the assets and the name, Direct Lending, of its wholly owned subsidiary, Direct Lending, Inc., to Stuckey Enterprises, Inc. ("Stuckey") for $15,968. The cost of the assets sold was $10,319, with accumulated depreciation of $6,030. Accordingly, a gain of $11,679 was recognized on the sale. The revenues and total net loss of Direct as of the date of the sale were $18,961 and $2,779 respectively.

Pursuant to the Direct Lending sale on November 25, 2002, the Company's monthly operating lease commitment was reduced from $2,000 to $800. The reduction is the result of Stuckey occupying space that was previously leased by the Company. The Company's obligations under the original lease agreement were terminated and the Company is negotiating a new lease agreement.


NOTE E - EXECUTIVE COMPENSATION

No salaries were paid to newly appointed executives, from the signing of the agreement with MA&N on December 12, 2002. Robert Wilson, the Company's former President and Chief Executive Officer, agreed to accept in lieu of $54,000 in compensation during calendar 2001, $8,000 in indebtedness of the Company and an additional $10,000 in advances to the Company together with any interest on any of these amounts, for a total of $73,585, 5 year options to purchase 294,341 shares of the Company's common stock at $.01 a share. The options have not yet been issued to Mr. Wilson.


NOTE F - SEGMENT INFORMATION

The Company has provided services through two industry segments. The Company's advertising segment provides advertising services for For Sale By Owner (FSBO) real estate and for businesses. The Company's mortgage segment provided mortgage services to individuals and small businesses as a mortgage broker. The mortgage segment was discontinued, effective October 25, 2002 and substantially all of its assets and the name Direct Lending were sold to Stuckey for $15,968, by Agreement dated November 25, 2002. The basis for identifying and measuring the results of the segment activities is consistent within the periods presented and is consistent with the basis used in the audited financial statements for the years ended September 30, 2002 and 2001, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. Effective December 12, 2002, the Company initiated a new segment, wireless fidelity (Wi Fi) services, which has not had any operations to date.

The following is summarized financial information by business segments:

                                                 For the three months ended
                                                     December 31, 2002
                                                  -----------------------
                                                     2002         2001
                                                  (Unaudited)  (Unaudited)
                                                   --------     --------
          Revenues:
             Mortgage                              $18,961      $ 6,752
             Advertising                             8,933       11,445
             Wi Fi                                      --           --
                                                   --------     --------
          TOTAL                                    $27,894      $18,197
                                                   ========     ========

          Operating Loss:
             Mortgage                              $ 2,779      $25,452
             Advertising                             8,525       40,957
             Wi Fi                                      --           --
                                                   --------     --------
          TOTAL                                    $11,304      $66,409
                                                   ========     ========

          Depreciation:
             Mortgage                              $   397      $   523
             Advertising                             3,353        3,353
             Wi Fi                                      --           --
                                                   --------     --------
          TOTAL                                    $ 3,751      $ 3,876
                                                   ========     ========

          Purchase of Property and Equipment:
             Mortgage                              $    --      $    --
             Advertising                                --           --
             Wi Fi                                      --           --
                                                   --------     --------
          TOTAL                                    $    --      $    --
                                                   ========     ========

          Property and Equipment Net:
             Mortgage                              $    --      $ 7,452
             Advertising                             5,908       16,363
             Wi Fi                                      --           --
                                                   --------     --------
          TOTAL                                    $ 5,908      $23,815
                                                   ========     ========

NOTE G - SUBSEQUENT EVENTS

Effective January 22, 2003 the name of the Company was changed to R Wireless Inc. from HOM Corporation. As of February 19, 2003, the trading symbol is being changed to RWLS (formerly HOMC).

R Wireless Inc., through MA&N, is actively looking for potential acquisition targets in the Wi Fi industry. It is also negotiating the acquisition of equipment necessary for the provision of wireless internet services.

R Wireless Inc. is exploring additional financing for its expansion. The Company has approved, but not finalized, the issuance of Convertible Preferred Stock Series A, with $100,000 stated value in exchange for $100,000 of tradable securities. The terms of the proposed Preferred Stock are summarized as follows:

1. Preference amount of $100,000 to be paid fully before the Common Stock receives anything in case of liquidation.

2. Participates on the same basis as the Common Stock on the assumption that it represents the number of shares in to which the stock is convertible.

3. Convertible into Common Stock in whole or in part at any time on the basis of $0.11 of stated value for each share of Common Stock, subject to adjustment.

4.       Permit the issuance of other preferred stock senior to it.

5. Votes on all issues with the Common Stock with 68% of the total voting power.

R Wireless Inc. is considering private placements as means of securing additional financing. Discussions are being held in connection with a possible private placement, but no assurance can be provided as to the success of such discussions or if the terms offered will be acceptable to the Company.



         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company's financial position is not good. It has never earned a profit, and has incurred an accumulated deficit of $1,307,700 as of December 31, 2002. The acquisition by MA&N of a controlling interest on December 12, 2002 has given the Company access to additional funds directly from MA&N (see Note C to the consolidated financial statements), and the business plan envisioned by MA&N may develop additional funds from third parties.

         The Company's mortgage banking business conducted by Direct, has been disposed of. The subsidiary was consistently unprofitable and had substantial lease requirements, which burdened the financial situation of Direct even further. All assets have been sold to Stuckey Enterprises, at a gain of $11,679, with R Wireless assuming the pre-October 25, 2002 liabilities of Direct (see Note D to the consolidated financial statements). All proceeds from the sale were used by R Wireless Inc. to cover accounts payable.

         The magazine, For Sale by Owner and Builder, is currently operating at a small deficit. The magazine has only one employee, Robert Wilson. Management believes the magazine can be made marginally profitable. With the sale of Direct Lending's assets, and the reduction of expenses of producing the magazine, the Company has substantially reduced its operating costs, and is concentrating its resources on the development of the Wi-Fi business. The exploration of this opportunity will substantially increase costs, require additional funding, and result in a greater operating deficit.

         The Company will rely on the commitment of MA&N and additional financing arrangements to fund all accounts payable and expenses incurred, and to acquire Wi Fi equipment over the next twelve months. The number of employees will not change substantially, except to the extent acquisition of Wi Fi business requires operating, management, and staff personnel. Currently, the Company has a total of 3 employees: Mark Neuhaus, President and Chief Executive Officer, Ned Baramov, Secretary/Treasurer and Chief Financial Officer, and Robert Wilson, a Director, who is principally giving his attention to the FSBO magazine and its advertising. The Company currently addresses staffing needs, when needed, on a temporary basis.


LIQUIDITY

         The Company currently and during its existence has lacked liquidity as a result of its lack of initial financing and its continuing operating deficits. It has maintained its ability to pay expenses through the sale of its common stock from time to time, principally to its directors, who have made multiple investments. In view of the change of control of the Company, such funding will not continue. The Company, therefore, will need to rely on the resources of its new controlling shareholder, MA&N, for its future liquidity until such time as it arranges other financing or becomes profitable. The Company has reviewed its cash needs with MA&N, and MA&N has indicated that over the next twelve months it will be able to provide the necessary funds (to the extent not provided by the Company) to satisfy the Company's current obligations and its ongoing operating and capital expenses. Working capital needs and capital expenditures that have been or will be paid by MA&N are estimated as follows:

          Accounting                         $60,000
          Filing                              $2,000
          Legal                              $30,000
          Management Services                $50,000
          Wi Fi nodes-equip                  $15,000
          Wi Fi acquisitions                 $65,000
          Consulting                         $10,000
          ----------------------------- -------------
          TOTAL                             $232,000


         MA&N is exploring additional financing through private placements. Discussions are being held in connection with a possible private placement, however, there is no assurance that the discussions will be successful or that the terms offered will be acceptable to the Company.


CAPITAL EXPENDITURES

         The new Wi-Fi business will require capital expenditures, the exact extent of which is not now known, although it is believed that necessary equipment purchases, the principal anticipated capital expenditures, will be financed to a substantial extent by MA&N over the next 12 months.


RESULTS OF OPERATIONS

         o Quarter ended December 31, 2002 compared with quarter ended December 31, 2001.

         For the three months ended December 31, 2002, the Company generated its revenues through its two subsidiaries, Homes by Owner, Inc. and Direct Lending, Inc. Operations of Direct Lending were discontinued as of October 25, 2002 (see Note D to the consolidated financial statements). The Wi Fi segment is still in development, and does not yet have operations. The following discussion focuses on the operations of the advertising segment, as the only source of revenue for the Company at present.

         Revenue decreased $2,512 from $11,445 to $8,933, or 22%. The operating loss decreased $13,836 from $57,422 to $43,586, or 24%, principally as a result of (i) a decrease in salaries of $21,966 from $29,027 to $7,061 or 76%, due to the disposition of Direct and consequent termination of employment contracts (as of December 1, 2002, the only employee on the Company's payroll was Bob Wilson),
(ii) a decrease in office expenses of $2,977 from $4,578 to $1,601, or 65%, which decrease reflected the reduced staff and discontinuance of the mortgage segment, (iii) decrease in rent expenses of $1,149 from $2,749 to $1,600 or 42%, resulting from the discontinuance of the mortgage segment and (iv) a decrease in utilities and telephone of $808, from $1,105 to $297 or 73%, again resulting from the discontinuance of the mortgage segment.

         Professional fees, mainly composed of legal and accounting fees, increased by $9,073 from $15,679 to $24,752, or 58% largely due to negotiations related to the sale of 51% of the Company's Common Stock to MA&N. Travel expenses also increased in relation to the sale to MA&N by $3,930 from $5,353 to $9,283, or 73%.

         The operations of Direct were discontinued as of October 25, 2002. As of this date, Direct had earned revenues of $18,960. The net loss from the subsidiary was $2,779, after accounting for the gain on the sale of assets to Stuckey of $11,679.

OTHER INCOME (EXPENSE)

         The net other expense for the Quarter ended December 31, 2002 was $979, substantially less when compared with $28,717 for the Quarter ended December 31, 2001. This substantial decrease of $27,738 or 97% resulted from the unsuccessful business combination costs incurred during the three months ended December 31, 2001. Interest was the only other expense for the period, and it decreased by $1,219 or 55% due to reduced interest rates on short-term notes payable.


NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         The Company has net operating loss carryforwards as at September 30, 2002 totaling $1,148,821 that may be offset against future taxable income until 2018 through 2022. In view of the losses sustained in the three months ended December 31, 2002, the net operating loss carryforwards will have increased as of that date and are anticipated to have further increased in the current quarter. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with amounts relating to intangible assets and to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $363,230 as of September 30, 2002, offset by deferred tax liabilities, leaves a net deferred tax asset of $362,213 as of that date, that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $362,213, or 100%, has been taken against net deferred taxes as of September 30, 2002. A larger equivalent valuation would be taken against the larger amount of such assets as of December 31, 2002. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. In addition, because of the change of control of the Company, under ss. 382 of the Internal Revenue Code the Company will be able to take only approximately $45,000 of the available net operating loss in any year based on an estimated value of $.25 a share of R Wireless Inc. Common Stock on December 12, 2002, the date of change of control. The deferred tax asset, therefore, is not reflected as an asset of any value in R Wireless Inc.'s Consolidated Balance Sheet as of December 31, 2002, but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.


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

         ITEM 3. CONTROLS AND PROCEDURES.

         As set forth herein, on December 12, 2002, there was a change of control of the issuer. Mark S. Neuhaus was appointed Chairman of the Board and President (Chief Executive Officer), and Ned Baramov was appointed Secretary-Treasurer (Chief Financial Officer), of HOM Corporation. They have learned that, as of December 12, 2002, there were no formal controls or procedures that were designed to ensure that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. See "disclosure controls and procedures" as defined in Rule 13a-14(c) of the Exchange Act. Because of the limited staff of the Company, the former Chairman of the Board and Chief Executive Officer of the Company, Robert S. Wilson, was personally involved in all significant transactions of the Company, so that he would have personal knowledge of the matters as to which Messrs. Neuhaus and Baramov make certification following the signatures to this quarterly report.

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

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS.

         NA

         ITEM 2. CHANGES IN SECURITIES.

         During the quarter ended December 31, 2002, the Company issued shares of HOM Corporation's Common Stock, and agreed to issue options to purchase HOM Corporation's Common stock as follows:

         On September 24, 2002, a subsidiary of the Company was merged into Crowell & Co., Inc. resulting in proceeds of $55,101 to the Company, $25,000 of which was to reimburse the Company for expenses incurred and $30,101 in exchange for 75,256 shares of of HOM Corporation Common Stock. The shares were issued to 8 holders of Crowell & Co., Inc. It is believed that all, or substantially all such stockholders, are accredited investors. The proceeds from the transaction were used to cover various accounts payable. The sale was exempt pursuant to
Section 4 (2) of the Securities Act of 1933.

         On December 12, 2002, the Company agreed to sell MA&N LLC ("MA&N") 4,647,626 shares in consideration of:

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

         MA&N, which is owned by Mark Neuhaus, President of the Company, and his wife Nicole Bloom-Neuhaus, a Director of the Company, both of whom are accredited investors, is an accredited investor. The sale was exempt pursuant to
Section 4 (2) of the Securities Act of 1933.

         On December 12, 2002, the issuance of 133,487 shares of HOM Corporation Common Stock to David R. Baker, partner of Baker, Johnston & Wilson LLP, counsel to the Company was authorized, in lieu of $29,584 in loans to the Company, with an adjustment in lieu of interest of $3,969 and a further equitable adjustment of $818, or a total of $33,371. Mr. Baker is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         On December 12, 2002, the issuance of 5 year options to purchase 294,341 shares of HOM Corporation Common Stock at $0.01 per share to Robert Wilson, then Chairman and Chief Executive Officer of the Company was authorized in lieu of $54,000 in compensation during calendar 2001, $8,000 in indebtedness of the Company and an additional $10,000 in advances to the Company together with any interest on any of these amounts for a total of $73,585. The options have not yet been issued. Mr. Wilson was an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         NA

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NA

         ITEM 5. OTHER INFORMATION.

         NA

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS:
         The following exhibit is filed with this Form 10-QSB:

         EXHIBIT NO.               EXHIBIT NAME
         -----------               ------------

         3.1a Composite Articles of Incorporation of R Wireless, Inc, as amended to reflect the change of name from HOM Corporation, effective January 22, 2003.

         (b) REPORTS ON FORM 8-K:

         A report on Form 8-K was filed on December 27, 2002. Under Item 1. Changes in Control of Registrant the acquisition of control of the corporation by MA&N was reported and under Item 5. Other Events the sale of substantially all the asset and the operations of the Company's subsidiary Direct Lending was reported.


                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 R WIRELESS INC.
                                  (Registrant)

                             By /s/ Mark S. Neuhaus
                             ----------------------
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                             Date: February 19, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
                               -------------------
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                             Date: February 19, 2003

                                 /s/ Ned Baramov
                                 ---------------
           Ned Baramov, Secretary-Treasurer, (Chief Financial Officer)
                             Date: February 19, 2003

                                 CERTIFICATIONS


Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted), I, Mark S. Neuhaus, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of R Wireless Inc. (formerly HOM Corporation);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: February 19, 2003              /s/ Mark S. Neuhaus
                                     -------------------
                                     Mark S. Neuhaus
                                     Chairman and President
                                     (Chief Executive Officer)
                                     R Wireless Inc. (formerly HOM Corporation)

Pursuant to Section 302 of the Public Company Accounting Reform and Investor Protection Act of 2002 (18 U.S.C. ss. 1350, as adopted), I, Ned Baramov, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of R Wireless Inc. (formerly HOM Corporation);

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

         c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 19, 2003             /s/ Ned Baramov
                                    ---------------
                                    Ned Baramov
                                    Secretary and Treasurer
                                    (Chief Financial Officer)
                                    R Wireless Inc. (formerly HOM Corporation)