Form 10QSB
period 2003-03-31
R WIRELESS INC
filed 2003-05-20
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

 QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended MARCH 31, 2003

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

Issuer's telephone number: (212) 534-3064

                HOM CORPORATION, 4210 COLUMBIA ROAD, SUITE 10-C ,
            MARTINEZ, GEORGIA (Former name, former address and former
                   fiscal year, if changed since last report)

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


                                 R WIRELESS INC. AND SUBSIDIARIES
                            (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                                    CONSOLIDATED BALANCE SHEETS

                                                                        MARCH 31,    SEPTEMBER 30,
                                                                          2003           2002
                                                                      ------------   ------------
                                                                       (UNAUDITED)
                                              ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                           $     1,236    $     2,489
  Accounts receivable                                                       2,592          3,123
                                                                      ------------   ------------

     Total current assets                                                   3,828          5,612

PROPERTY AND EQUIPMENT - NET                                                2,408         13,947

OTHER ASSETS                                                                  250          1,305
                                                                      ------------   ------------

                                                                      $     6,486    $    20,864
                                                                      ============   ============

                          LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                               $   110,428    $   161,425
  Accounts payable to related parties                                     253,021        202,276
  Accrued wages                                                            75,000             --
  Deferred revenues                                                         2,848          2,848
  Short-term notes payable                                                 20,448         20,448
  Stockholder advances                                                     54,799         86,170
                                                                      ------------   ------------

     Total current liabilities                                            516,544        473,167
                                                                      ------------   ------------

STOCKHOLDERS' DEFICIT
  Paid in capital - 1,000,000 preferred shares authorized; 0 shares
    issued and outstanding                                                     --             --
  Paid in capital - no par common - 50,000,000 shares authorized;
    issued and outstanding 14,818,651 shares at March 31, 2003
    and 3,962,282 at September 30, 2002                                 1,403,525        808,053
  Less amounts receivable for the purchase of common stock               (171,050)            --
  Accumulated deficit                                                  (1,742,533)    (1,260,356)
                                                                      ------------   ------------

                                                                         (510,058)      (452,303)
                                                                      ------------   ------------

                                                                      $     6,486    $    20,864
                                                                      ============   ============


      The accompanying notes are an integral part of these consolidated financial statements.


                                               -2-


                                          R WIRELESS INC. AND SUBSIDIARIES
                                     (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                          FOR THE THREE MONTHS            FOR THE SIX MONTHS
                                                             ENDED MARCH 31,                ENDED MARCH 31,
                                                      -----------------------------   -----------------------------
                                                          2003            2002            2003            2002
                                                      -------------   -------------   -------------   -------------
                                                       (UNAUDITED)     (UNAUDITED)      (UNAUDITED)    (UNAUDITED)

REVENUES                                              $     13,525    $     12,551    $     22,458    $     23,996
                                                      -------------   -------------   -------------   -------------

OPERATING EXPENSES
  Professional fees                                        131,365          53,972         156,117          69,651
  Salaries, commissions and benefits                       305,124          30,318         312,185          59,345
  Magazine printing                                          2,386          12,330           5,512          16,282
  Office expense                                               780           4,328           2,381           8,906
  Travel                                                        --           8,556           9,283          13,909
  Advertising                                                   --           5,627              --           5,725
  Utilities and telephone                                      400             245             697           1,350
  Depreciation                                               3,500           3,353           6,854           6,706
  Rent                                                       2,400             930           4,000           3,679
  Website maintenance                                           --              70              --              70
  Other                                                     12,353           2,719          13,798           5,690
                                                      -------------   -------------   -------------   -------------

                                                           458,308         122,448         510,827         191,313
                                                      -------------   -------------   -------------   -------------

     Operating loss                                       (444,783)       (109,897)       (488,369)       (167,317)
                                                      -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
  Unsuccessful business combination costs                       --              --              --         (27,104)
  Interest, net                                               (700)         (1,938)         (1,679)         (3,133)
  Realized gains on trading securities                          --             547              --             926
  Unrealized gains on trading securities                        --             (88)             --             118
                                                      -------------   -------------   -------------   -------------

                                                              (700)         (1,479)         (1,679)        (29,193)
                                                      -------------   -------------   -------------   -------------

     Loss before income taxes                             (445,483)       (111,376)       (490,048)       (196,510)

PROVISION FOR INCOME TAXES                                      --              --              --              --
                                                      -------------   -------------   -------------   -------------

     Net loss from continuing operations                  (445,483)       (111,376)       (490,048)       (196,510)
                                                      -------------   -------------   -------------   -------------

DISCONTINUED OPERATIONS
  Income (loss) from discontinued operations                10,650         (16,382)         (3,808)        (26,374)
  Gain on the sale of assets                                    --              --          11,679              --
                                                      -------------   -------------   -------------   -------------

     Net income (loss) from discontinued operations         10,650         (16,382)          7,871         (26,374)
                                                      -------------   -------------   -------------   -------------

     Net loss                                         $   (434,833)   $   (127,758)   $   (482,177)   $   (222,884)
                                                      =============   =============   =============   =============

PER SHARE INFORMATION:
  Basic net loss per common share                     $      (0.04)   $      (0.03)   $      (0.06)   $      (0.06)
                                                      =============   =============   =============   =============

  Weighted average shares outstanding                   12,418,651       3,846,515       8,603,660       3,677,592
                                                      =============   =============   =============   =============



               The accompanying notes are an integral part of these consolidated financial statements.

                                                        -3-



                                          R WIRELESS INC. AND SUBSIDIARIES
                                    (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                          COMMON STOCK
                                            ----------------------------------------                    TOTAL
                                                                          AMOUNTS                    STOCKHOLDERS'
                                                            PAID IN    RECEIVABLE FOR  ACCUMULATED      EQUITY
                                               SHARES       CAPITAL     COMMON STOCK     DEFICIT       (DEFICIT)
                                            ------------  ------------  ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 2001                   3,508,667   $   687,524   $        --    $  (882,061)   $  (194,537)

Common stock issued as settlement for
 accounts payable related to professional
 services received                               34,000        13,000            --             --         13,000
Common stock issued for cash                    362,115        90,529            --             --         90,529
Common stock issued as repayment for
  cash advances                                  57,500        17,000            --             --         17,000
Net loss                                             --            --            --       (378,295)      (378,295)
                                            ------------  ------------  ------------   ------------   ------------

BALANCE, SEPTEMBER 30, 2002                   3,962,282       808,053            --     (1,260,356)      (452,303)

Common stock issued as repayment
 for stockholder advances                       133,487        33,371            --             --         33,371
Common stock issued for cash and
 receivables                                  4,722,882       262,101      (171,050)            --         91,051
 Common stock issued for executive
 compensation (S-8)                           6,000,000       300,000       300,000
Net loss (unaudited)                                 --            --            --       (482,177)      (482,177)
                                            ------------  ------------  ------------   ------------   ------------

BALANCE, MARCH 31, 2003
(UNAUDITED)                                  14,818,651   $ 1,403,525   $  (171,050)   $(1,742,533)   $  (510,058)
                                            ============  ============  ============   ============   ============







              The accompanying notes are an integral part of these consolidated financial statements.

                                                        -4-


                                    R WIRELESS INC. AND SUBSIDIARIES
                              (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE SIX MONTHS
                                                                                   ENDED MARCH 31,
                                                                               -----------------------
                                                                                  2003         2002
                                                                               ----------   ----------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net loss from continuing operations                                          $(490,048)   $(196,510)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
     Depreciation                                                                  6,854        6,706
     Realized and unrealized losses (gains) from trading securities                   --       (1,044)
     Expenses settled by issuance of common stock                                300,000        4,057
     Changes in deferred and accrued amounts:
     Accounts receivable                                                             531          (50)
     Other assets                                                                  1,055        1,493
       Accounts payable and accrued expenses                                     (39,923)      19,031
       Accounts payable to related parties                                        50,745       30,802
       Accrued wages                                                              75,000       38,628
       Deferred revenues                                                              --       (1,083)
                                                                               ----------   ----------

          Net cash used in operating activities of continuing operations         (95,786)     (97,970)
                                                                               ----------   ----------

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
  Purchase of trading securities                                                      --      (31,433)
  Proceeds from sale of trading securities                                            --       67,461
                                                                               ----------   ----------

          Net cash provided by investing activities of continuing operations          --       36,028
                                                                               ----------   ----------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds, net of repayments, from short-term notes
    payable and stockholder advances                                               2,000       29,960
  Proceeds from the sale of common stock                                          91,051       15,000
                                                                               ----------   ----------

          Net cash provided by financing activities of continuing operations      93,051       44,960
                                                                               ----------   ----------

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
  Operating activities                                                              (476)      (2,483)
  Investing activities                                                             1,958           --
                                                                               ----------   ----------

          Net cash used in discontinued operations                                 1,482       (2,483)
                                                                               ----------   ----------

          Net increase (decrease) in cash                                         (1,253)     (19,465)

CASH, BEGINNING OF PERIOD                                                          2,489       22,055
                                                                               ----------   ----------

CASH, END OF PERIOD                                                            $   1,236    $   2,590
                                                                               ==========   ==========


                                                                                           (Continued)


                        R WIRELESS INC. AND SUBSIDIARIES
                   (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                FOR THE SIX MONTHS
                                                                  ENDED MARCH 31,
                                                               -------------------
                                                                  2003      2002
                                                               ---------  --------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

Cash paid for interest                                         $  2,917   $   864
                                                               =========  ========
Noncash financing activities
   Common stock issued as repayment for
     stockholder advances and related interest                 $ 33,371   $80,129
                                                               =========  ========
   Common stock issued in exchange for receivable
     from stockholder                                          $202,000   $    --
                                                               =========  ========
   Common stock issued as repayment for  accounts
     payable related to professional services received         $300,000   $ 1,000
                                                               =========  ========
   Trading securities received as advances from stockholders   $     --   $34,657
                                                               =========  ========









 The accompanying notes are an integral part of these consolidated financial statements.


                                      -6-

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

The Company has suffered recurring losses while devoting substantially all of its efforts to raising capital, evaluating alliances and business combinations with other entities, researching the Wireless Fidelity ("Wi Fi") market, and developing markets for its For Sale By Owner ("FSBO") advertising services conducted through its subsidiary Homes By Owners, Inc. ("Homes"). Direct Lending, Inc. ("Direct"), formerly the Company's mortgage subsidiary, was discontinued. On November 25, 2002, substantially all of Direct's assets and its name were sold to Stuckey Enterprises, Inc. ("Stuckey") for $15,968, and Stuckey assumed Direct's operations effective as of October 25, 2002, the Company assuming Direct's liabilities prior to that date. The Company has had no activity in Direct, subsequent to the sale of the subsidiary. On December 12, 2002, the Company sold a controlling interest (51% on a fully diluted basis) to MA&N LLC ("MA&N") in consideration for funding acquisitions of assets/companies in the wireless internet (Wi Fi) industry, and accounting and legal fees to enable upcoming filings with the U.S. Securities and Exchange Commission. MA&N also agreed to provide consultation services and management expertise.

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

Effective January 22, 2003 the name of the Company was changed to R Wireless, Inc. from HOM Corporation. As of February 19, 2003, the trading symbol changed to RWLS (formerly HOMC).

NOTE B - ACCOUNTS PAYABLE TO RELATED PARTIES

The Company received substantially all of its legal counsel through February, 2003, from Baker, Johnston & Wilson LLP, a law firm related through common ownership (aggregate ownership by the law firm and one of its partners, who was principally responsible for services to the Company, of approximately 3.5% of the Company's outstanding common stock at March 31, 2003). That firm has ceased practice but the partner principally responsible for services to the Company has become a counsel to a new law firm, which is continuing to provide services to the Company. The amounts payable for service performed and expenses incurred for the Company totaled $253,021 at March 31, 2003, $225,498 at December 31, 2002 and $202,276 at September 30, 2002.

NOTE C - AMOUNTS RECEIVABLE FOR THE PURCHASE OF COMMON STOCK

On December 12, 2002, the Company signed an agreement with MA&N LLC ("MA&N") for the sale of shares of the Company, constituting, after issuance, 51% of the outstanding shares on a fully diluted basis (4,647,626 shares) for consideration of a total estimated value of $232,000 (see Note A above). MA&N had reduced the balance of the consideration to $171,050 at March 31, 2003 and $202,000 at December 31, 2002, by paying for legal and accounting fees ($30,950 during the quarter ended March 31, 2003, and $30,000 during the quarter ended December 31,
2002).

NOTE D - DISCONTINUED OPERATIONS

On November 25, 2002, the Company sold substantially all of the assets and the name, Direct Lending, of its wholly owned subsidiary, Direct Lending, Inc., to Stuckey Enterprises, Inc. ("Stuckey") for $15,968. The cost of the assets sold was $10,319, with accumulated depreciation of $6,030. Accordingly, a gain of $11,679 was recognized on the sale in the quarter ended December 31, 2002. The revenues and total net loss of Direct as of the date of the sale were $18,961 and $2,779 respectively. All receivables from the sale of Direct, totaling $10,650, were collected on January 14, 2003 and January 30, 2003.

Pursuant to the Direct Lending sale on November 25, 2002, the Company's monthly operating lease commitment was reduced from $2,000 to $800. The reduction is the result of Stuckey occupying space that was previously leased by the Company. The Company's obligations under the original lease agreement were terminated, along with the lease arrangement with Stuckey, and the Company negotiated a new lease agreement, with monthly payments of $800. Part of the office space was rented out to a third party, on a month-to-month basis, resulting in rent revenues of $400.

NOTE E - EXECUTIVE COMPENSATION

Robert Wilson, the Company's former President and Chief Executive Officer, agreed to accept 5 year options to purchase 294,341 shares of the Company's common stock at $.01 a share, in lieu of $54,000 in compensation during calendar 2001, $8,000 in indebtedness of the Company and an additional $10,000 in advances to the Company together with any interest on any of these amounts, for a total of $73,585. The options have not yet been issued to Robert Wilson.

On January 15, 2003, the Company's Board of Directors decided that 3,000,000 shares and 1,500,000 shares of the Company's common stock be issued and registered under an S-8 Registration Statement of the 1933 Securities Act, for the yearly compensation of Mark Neuhaus, Chief Executive Officer, and Ned Baramov, Secretary/Treasurer respectively. The basis per share used in the estimation of salary expense for the two executives was $0.05, management's estimate of the fair value, which estimate considered the current stock price on January 15, 2003, and a discount which reflects the restricted status of the newly registered shares. Mark Neuhaus also receives a salary of $25,000 per month, which the Company will pay when cash flow is sufficient, according to employment agreement signed on January 15, 2003. At March 31, 2003, the Company has accrued wages of $75,000 payable to Mark Neuhaus under the January 15, 2003 employment agreement.


NOTE F - SEGMENT INFORMATION

The Company currently provides services through one industry segment. The Company's advertising segment provides advertising services for For Sale By Owner (FSBO) real estate and for businesses. The Company's mortgage segment provided mortgage services to individuals and small businesses as a mortgage broker. The mortgage segment was discontinued, effective October 25, 2002 and substantially all of its assets and the name Direct Lending were sold to Stuckey for $15,968, by Agreement dated November 25, 2002. The basis for identifying and measuring the results of the segment activities is consistent within the periods presented and is consistent with the basis used in the audited financial statements for the years ended September 30, 2002 and 2001, included in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2002. The newly initiated segment (as of December 12, 2002), wireless fidelity (Wi Fi) services, has not had any operations to date.

The Company is exploring merger/acquisition opportunities in the Wi Fi industry. Several potential targets have already been approached, and synergies and growth potential explored. Negotiations for the purchase of assets of Access Speed, based in Boston, MA, were terminated in February, due to incompatibility between Access Speed's equipment and the Company's chosen market.

NOTE G - SUBSEQUENT EVENTS

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

On April 30, 2003, Robert Wilson resigned as a Director of the Company, to pursue the development of Homes By Owners, Inc. and explore potentially profitable projects in the area.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         The Company's financial position is not good. It has never earned a profit, and has incurred an accumulated deficit of $1,742,533 as of March 31, 2003. The acquisition by MA&N of a controlling interest on December 12, 2002 has given the Company access to additional funds directly from MA&N (see Note B to the consolidated financial statements), and the business plan envisioned by MA&N may develop additional funds from third parties.

         The Company's mortgage banking business conducted by Direct, has been disposed of. All receivables from the sale of Direct were collected in January and used to cover current expenses, incurred by the magazine. The subsidiary was consistently unprofitable and had substantial lease requirements, which burdened the financial situation of Direct even further.

         The magazine, For Sale by Owner and Builder, is currently operating at a small deficit. The magazine has only one employee, Robert Wilson, Presdient. Management believes the magazine can be made marginally profitable. With the sale of Direct Lending's assets, and the reduction of expenses of producing the magazine, the Company has substantially reduced its operating costs, and is concentrating its resources on the development of the Wi-Fi business. The exploration of this opportunity will substantially increase costs, require additional funding, and result in a greater operating deficit.

         The Company is considering a spin-off for the advertising business, FSBO. Robert Wilson has initiated talks for the development of a real estate property in South Carolina, as one of the first independent projects of the subsidiary, but no assurance can be provided as to the outcome of such talks.

         The Company will rely on the commitment of MA&N and additional financing arrangements to fund all accounts payable and expenses incurred, and to acquire Wi Fi equipment over the next twelve months. The number of employees is not expected to change substantially, except to the extent acquisition of Wi Fi business requires operating, management, and staff personnel. Currently, the Company has a total of 3 employees: Mark Neuhaus, President and Chief Executive Officer, Ned Baramov, Secretary/Treasurer and Chief Financial Officer, and Robert Wilson, who is principally giving his attention to the FSBO magazine and its advertising. The Company currently addresses staffing needs, when needed, on a temporary basis.

LIQUIDITY

         The Company currently and during its existence has lacked liquidity as a result of its lack of initial financing and its continuing operating deficits. It has maintained its ability to pay expenses through the sale of its common stock from time to time, principally to its directors, who have made multiple investments. In view of the change of control of the Company, such funding has been discontinued. The Company, therefore, relies on the resources of its new controlling shareholder, MA&N, for its future liquidity until such time as it arranges other financing or becomes profitable. The Company has reviewed its cash needs with MA&N, and MA&N has indicated that over the next twelve months it will be able to provide the necessary funds (to the extent not provided by the Company) to satisfy the Company's current obligations and its ongoing operating and capital expenses. Working capital needs and capital expenditures that have been or will be paid by MA&N are estimated as follows:

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

         To date, MA&N has contributed a total of $60,950 ($30,950 during the three months ended March 31, 2003 and $30,000 during the three months ended December 31, 2002) to cover outstanding accounts payable (mainly legal and accounting), and fees associated with the filings of SEC forms.

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

RESULTS OF OPERATIONS

         o Quarter ended March 31, 2003 compared with quarter ended March 31, 2002.

         For the three months ended March 31, 2003, the Company generated its revenues entirely through its advertising subsidiary, Homes by Owners, Inc. (Operations of Direct Lending were discontinued as of October 25, 2002.) The Wi Fi segment is still in development, and does not yet have operations. The following discussion focuses on the operations of the advertising segment, as the only source of revenue for the Company at present.

         Revenue increased $974 from $12,551 to $13,525, or 8%, primarily due to the better quality of the magazine and higher emphasis on the advertising segment. The operating loss increased $334,886 from $109,897 to $444,783, or 305%, principally as a result of (i) a significant increase of salaries, commissions and benefits of $274,806 from $30,318 to $305,124 or 906%, which reflected the yearly, stock-based compensation for Mark Neuhaus, Chairman of the Board and Chief Executive Officer, and Ned Baramov, Director and Secretary/Treasurer, and Mark Neuhaus' monthly salary; (ii) an increase in other expense of $9,634 from $2,719 to $12,353 or 354%, which increase reflected the estimated payroll tax, resulting from Mark Neuhaus' monthly salary. Some of the increase in the Company's operating loss during the quarter ended March 31, 2003 was partially offset by (i) the elimination of travel, advertising, and website maintenance expenses, which totaled $14,253 during the quarter ended March 31, 2002 (ii) a decrease in office expense of $3,548, from $4,328 to $780 or 82%, resulting from the reliance on MA&N's office capabilities, reduced office personnel, and limited need of office supplies and services of the only active segment - the magazine.

         Professional fees were mainly composed of legal and accounting fees, $107,522 and $15,506 respectively. Expenses related to the magazine and expenses related to Wi-Fi consulting were also included in professional fees.

         o Six months ended March 31, 2003 compared with six months ended March 31, 2002

         Revenue decreased $1,538 from $23,996 to $22,458, or 6%. The operating loss increased $321,052 from $167,317 to $488,369, or 192%, as a result of (i) significant increase in salaries, commissions and benefits, by $252,840 from $59,345 to $312,185 or 426%, due to the yearly stock compensation of Mark Neuhaus and Ned Baramov, defined in their respective employment agreements, signed January 15, 2003, and realized in the quarter ended March 31, 2003; (ii) an increase in professional fees of $86,466 from $69,651 to $156,117, or 124%, mainly due to the yearly stock compensation of Donald Rizzuto, the Company's legal counsel, as defined in his retainer agreement, signed January 15, 2003.

         The operating loss was partially offset by (i) a decrease in office expense of $6,525 from $8,906 to $2,381, or 73%, resulting from the reliance on MA&N's office capabilities, reduced office personnel, and limited need of office supplies and services of the only active segment - the magazine; (ii) complete elimination of advertising and website maintenance expenses, totaling $5,795
(iii) a decrease in travel expenses of $4,626 or from $13,909 to $9,283 or 33% due to the magazine's regional focus; (iv) a decrease in utilities and telephone expenses of $653, from $1,350 to $697 or 48%. All expenses were reduced as a result of the sale of Direct and the change of focus to the Wi Fi industry. The magazine's budget was also reduced, with Robert Wilson assuming more responsibilities and devoting all his time to the advertising segment.

OTHER INCOME (EXPENSE)

         The net other expense for the Quarter ended March 31, 2003 was $700, entirely composed of interest expense, and substantially less compared to the $1,479 for the Quarter ended March 31, 2002. This decrease of $779 or 53% resulted from the lack of business combination costs and gains/losses on trading securities during the quarter ended March 31, 2003.

         Net other expense for the six months ended March 31, 2003 was $1,679, as compared with $30,196 for the six months ended March 31, 2002. The difference of $28,517, or 94% is almost entirely composed of unsuccessful business combination costs, which were only incurred during the six months ended March 31, 2002.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         The Company has net operating loss carryforwards as of September 30, 2002 totaling $1,148,821 that may be offset against future taxable income until 2018 through 2022. In view of the losses sustained in the six months ended March 31, 2003, the net operating loss carryforwards will have increased as of that date and are anticipated to further increased in the current quarter. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with amounts relating to intangible assets and to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $363,230 as of September 30, 2002, offset by deferred tax liabilities, leaves a net deferred tax asset of $362,213 as of that date, that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $362,213, or 100%, has been taken against net deferred taxes as of September 30, 2002. A larger equivalent valuation would be taken against the larger amount of such assets as of March 31, 2003. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. In addition, because of the change of control of the Company, under ss. 382 of the Internal Revenue Code the Company will be able to take only approximately $45,000 of the available net operating loss in any year based on an estimated value of $.25 a share of R Wireless Inc. Common Stock on December 12, 2002, the date of change of control. The deferred tax asset, therefore, is not reflected as an asset of any value in R Wireless Inc.'s Consolidated Balance Sheet as of March 31, 2003, but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable. ACCOUNTING AND REPORTING CHANGES

         In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets." SFAS No. 142 addresses how goodwill and other intangible assets should be accounted for at their acquisition (except for those acquired in a business combination) and after they have been initially recognized in the financial statements. The statement is effective for all fiscal years beginning after December 15, 2001. The Company believes the effect of SFAS No. 142 will not have a material impact on the financial position of the Company.

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

In December 2002, the FASB issued SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of SFAS Statement No. 123, this statement amends SFAS No. 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this statement amends the disclosure requirements of SFAS No. 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based employee compensation and the effect of the method used on reported results. The provisions of SFAS No. 148 were adopted by the Company on December 31, 2002 with no impact on financial position and results of operations.

         Other accounting standards that have been issued or proposed by the FASB that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

         ITEM 3. CONTROLS AND PROCEDURES.

         On December 12, 2002, there was a change of control of the issuer. Mark
S. Neuhaus was appointed Chairman of the Board and President (Chief Executive Officer), and Ned Baramov was appointed Secretary-Treasurer (Chief Financial Officer), of R Wireless, Inc. They have learned that, as of December 12, 2002, there were very limited controls or procedures that were designed to ensure that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. See "disclosure controls and procedures" as defined in Rule 13a-14(c) of the Exchange Act. Because of the limited staff and narrow scope of operations of the Company, the former Chairman of the Board and Chief Executive Officer of the Company, Robert Wilson, was personally involved in all significant transactions of the Company. Following the sale of Direct Lending, principally all operations during the quarter ended March 31, 2003 were concentrated in Homes By Owners, Inc., which has only one employee, Robert Wilson, who remained equally involved in all transactions of the subsidiary, communicating daily with the other executives of the Company.

         The Company reviewed controls and other procedures appropriate to the evolving situation of the Company to assure that the information required to be disclosed by the Company in the reports it files under the Exchange Act is timely disclosed and made available to the management of the Company. Mark Neuhaus and Ned Baramov, both with previous financial experience, have assumed the responsibility of implementing and maintaining internal control procedures. The key emphasis is on more oversight and monitoring of daily operations, which at present are very limited, and increased segregation of duties. Responsibilities were divided among the executives of the Company as follows:
Mark Neuhaus will be responsible for all transactions pertaining to financings, mergers, and acquisitions; Robert Wilson will continue to be responsible for the monitoring and control of all transactions and their reporting, related to Homes By Owners, Inc.; Ned Baramov will process and make all internal information relating to the Company available to all executives, legal counsels, auditors, and the public.

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

         NA

         ITEM 2. CHANGES IN SECURITIES.

         During the quarter ended March 31, 2003, the Company issued shares of R Wireless Inc.'s Common Stock, and agreed to issue options to purchase HOM Corporation's Common stock as follows:

         On January 15, 2003, the Company's Board of Directors agreed on the compensation for the year 2003 for Mark Neuhaus, Ned Baramov, and Donald Rizzuto. It was resolved that a total of 6,000,000 shares of the Company's common stock be issued for executive compensation, and registered under an S-8 Registration Statement of the 1933 Securities Act. According to employment agreement from January 15, 2003, between the Company and Mark Neuhaus, the latter received 3,000,000 shares of R Wireless common stock, as a President of the Company. A similar employment agreement, from January 15, 2003, between the Company and Ned Baramov, set the 2003 compensation for the latter, as Secretary/Treasurer of the Company, to 1,500,000 shares of R Wireless common stock.

         On Januray 15, 2003 Donald Rizzuto signed a retainer agreement, according to which he received 1,500,000 shares of R Wireless common stock, as a legal counsel of the Company.

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         NA

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NA

         ITEM 5. OTHER INFORMATION.

         NA

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS:
         The following exhibits are incorporated by reference from Form S-8 of R Wireless Inc., filed February 19, 2003:

         EXHIBIT NO.        EXHIBIT NAME
         99.7               Employment Agreement dated January 15, 2003 between
                            R Wireless, Inc. and Ned Baramov
         99.8               Employment Agreement dated January 15, 2003 between
                            R Wireless, Inc. and Mark S. Neuhaus
         99.9               Retainer Agreement dated January 15, 2003 between R
                            Wireless, Inc.and Donald N. Rizzuto, Attorney and
                            Counselor at Law.

         (b) REPORTS ON FORM 8-K:

         NA

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 R WIRELESS INC.
                                  (Registrant)

                             By /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                               Date: May 19, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                               Date: May 19, 2003

                                 /s/ Ned Baramov
           Ned Baramov, Secretary-Treasurer, (Chief Financial Officer)
                               Date: May 19, 2003

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

Date: May 19, 2003                    /s/ Mark S. Neuhaus
                                      -------------------
                                      Mark S. Neuhaus
                                      Chairman and President
                                      (Chief Executive Officer)
                                      R Wireless Inc. (formerly HOM Corporation)

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

Date: May 19, 2003                    /s/ Ned Baramov
                                      ---------------
                                      Ned Baramov
                                      Secretary and Treasurer
                                      (Chief Financial Officer)
                                      R Wireless Inc. (formerly HOM Corporation)