Form 10QSB
period 2003-06-30
R WIRELESS INC
filed 2003-08-14
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended JUNE 30, 2003

                         Commission file number 0-32335

                                 R WIRELESS INC.
        (Exact name of small business issuer as specified in its charter)

           GEORGIA                                      58-2558702
(State or other jurisdiction of             (I.R.S. Employer Identification No.)
 incorporation or organization)

         1919 GORDON HIGHWAY
              AUGUSTA, GA                                   30909
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

                                R WIRELESS INC. AND SUBSIDIARIES
                          (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                                  CONSOLIDATED BALANCE SHEETS

                                                                     JUNE 30,      SEPTEMBER 30,
                                                                       2003            2002
                                                                    ------------   ------------
                                                                     (UNAUDITED)
                                             ASSETS
CURRENT ASSETS
  Cash and cash equivalents                                         $       499    $     2,489
  Accounts receivable                                                        --          3,123
                                                                    ------------   ------------

     Total current assets                                                   499          5,612

PROPERTY AND EQUIPMENT - NET                                                 --         13,947

OTHER ASSETS                                                                250          1,305
                                                                    ------------   ------------

                                                                    $       749    $    20,864
                                                                    ============   ============

                             LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   103,978    $   161,425
  Accounts payable to related parties                                   264,802        202,276
  Accrued wages                                                         150,000             --
  Deferred revenues                                                          --          2,848
  Short-term notes payable                                               20,448         20,448
  Stockholder advances                                                   52,049         86,170
                                                                    ------------   ------------

     Total current liabilities                                          591,277        473,167
                                                                    ------------   ------------

STOCKHOLDERS' DEFICIT
Paid in capital - 1,000,000 preferred shares authorized; 0 shares
  issued and outstanding                                                     --             --
Paid in capital - no par common - 50,000,000 shares authorized;
  issued and outstanding 14,818,651 shares at June 30, 2003
  and 3,962,282 at September 30, 2002                                 1,403,525        808,053
Less amounts receivable for the purchase of common stock               (147,594)            --
Accumulated deficit                                                  (1,846,459)    (1,260,356)
                                                                    ------------   ------------

                                                                       (590,528)      (452,303)
                                                                    ------------   ------------

                                                                    $       749    $    20,864
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


                                              -2-


                                          R WIRELESS INC. AND SUBSIDIARIES
                                     (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                                        CONSOLIDATED STATEMENTS OF OPERATIONS

                                                           FOR THE THREE MONTHS           FOR THE NINE MONTHS
                                                              ENDED JUNE 30,                 ENDED JUNE 30,
                                                      -----------------------------   -----------------------------
                                                          2003            2002            2003            2002
                                                      -------------   -------------   -------------   -------------
                                                       (UNAUDITED)     (UNAUDITED)     (UNAUDITED)     (UNAUDITED)

REVENUES                                              $     13,636    $     12,996    $     36,094    $     36,991
                                                      -------------   -------------   -------------   -------------

OPERATING EXPENSES
  Professional fees                                         19,792           3,380         175,909          73,080
  Salaries, commissions and benefits                        85,033          11,667         397,218          71,011
  Magazine printing                                          2,900             230           8,412          16,512
  Office expense                                               937          14,731           3,318          18,503
  Travel                                                        --           4,201           9,283          17,921
  Advertising                                                   --             563              --           5,250
  Utilities and telephone                                      455             987           1,152           2,340
  Depreciation                                               2,408           3,353           9,262          10,060
  Rent                                                       2,000              --           6,000           3,200
  Website maintenance                                           --              --              --              70
  Closing costs                                                 --              --              --              --
  Other                                                      2,504           7,820          16,302          18,398
                                                      -------------   -------------   -------------   -------------

                                                           116,029          46,932         626,856         236,346
                                                      -------------   -------------   -------------   -------------

     Operating loss                                       (102,393)        (33,936)       (590,762)       (199,355)
                                                      -------------   -------------   -------------   -------------

OTHER INCOME (EXPENSE)
  Unsuccessful business combination costs                       --              --              --         (27,104)
  Interest, net                                             (1,533)           (596)         (3,212)         (3,955)
  Realized gains on trading securities                          --              --              --             926
  Unrealized gains on trading securities                        --            (109)             --               9
                                                      -------------   -------------   -------------   -------------

                                                            (1,533)           (705)         (3,212)        (30,124)
                                                      -------------   -------------   -------------   -------------

     Loss before income taxes                             (103,926)        (34,641)       (593,974)       (229,480)

PROVISION FOR INCOME TAXES                                      --              --              --              --
                                                      -------------   -------------   -------------   -------------

     Net loss from continuing operations                  (103,926)        (34,641)       (593,974)       (229,480)
                                                      -------------   -------------   -------------   -------------

DISCONTINUED OPERATIONS
  Loss from discontinued operations                             --              --          (3,808)        (91,695)
  Gain on the sale of assets                                    --              --          11,679              --
                                                      -------------   -------------   -------------   -------------

     Net income (loss) from discontinued operations             --              --           7,871         (91,695)

                                                      -------------   -------------   -------------   -------------

     Net loss                                         $   (103,926)   $    (34,641)   $   (586,103)   $   (321,175)
                                                      =============   =============   =============   =============

PER SHARE INFORMATION:
  Basic net loss per common share                     $      (0.01)   $      (0.01)   $      (0.04)   $      (0.09)
                                                      =============   =============   =============   =============

  Weighted average shares outstanding                   14,818,651       3,886,793      13,618,651       3,748,067
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

                                                         3


                                          R WIRELESS INC. AND SUBSIDIARIES
                                    (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                        CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)


                                                         COMMON STOCK
                                         --------------------------------------------                   TOTAL
                                                                           AMOUNTS                   STOCKHOLDERS'
                                                            PAID IN     RECEIVABLE FOR  ACCUMULATED     EQUITY
                                              SHARES        CAPITAL      COMMON STOCK     DEFICIT      (DEFICIT)
                                            ------------  ------------   ------------   ------------  ------------

BALANCE, SEPTEMBER 30, 2001                   3,508,667   $   687,524   $        --    $  (882,061)   $  (194,537)

Common stock issued as settlement for
 accounts payable related to professional
 services received                               34,000        13,000            --             --         13,000
Common stock issued for cash                    362,115        90,529            --             --         90,529
Common stock issued as repayment for
  cash advances                                  57,500        17,000            --             --         17,000
Net loss                                             --            --            --       (378,295)      (378,295)
                                            ------------  ------------   ------------   ------------  ------------

BALANCE, SEPTEMBER 30, 2002                   3,962,282       808,053            --     (1,260,356)      (452,303)

Common stock issued as repayment
 for stockholder advances                       133,487        33,371            --             --         33,371
Common stock issued for cash and
 receivables                                  4,722,882       262,101      (147,594)            --        114,507
 Common stock issued for executive
 compensation (S-8)                           6,000,000       300,000       300,000
Net loss (unaudited)                                 --            --            --       (586,103)      (586,103)
                                            ------------  ------------   ------------   ------------  ------------

BALANCE, JUNE 30, 2003
(UNAUDITED)                                  14,818,651   $ 1,403,525   $  (147,594)   $(1,846,459)   $  (590,528)
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





                                    R WIRELESS INC. AND SUBSIDIARIES
                              (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                FOR THE NINE MONTHS
                                                                                    ENDED JUNE 30,
                                                                               -----------------------
                                                                                  2003         2002
                                                                               ----------   ----------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net loss from continuing operations                                          $(593,974)   $(229,480)
  Adjustments to reconcile net loss from continuing operations to net cash used in operating activities of continuing operations:
      Depreciation                                                                 9,262       10,060
      Realized and unrealized losses from trading securities                          --       (1,153)
      Expenses settled by issuance of common stock                               300,000        4,057
      Changes in deferred and accrued amounts:
        Accounts receivable                                                        3,123          780
        Other assets                                                               1,055        1,493
        Accounts payable and accrued expenses                                    (46,373)      27,647
        Accounts payable to related parties                                       62,526       30,802
        Accrued wages                                                            150,000       38,628
        Deferred revenues                                                         (2,848)      (2,009)
                                                                               ----------   ----------

          Net cash used in operating activities of continuing operations        (117,229)    (119,174)
                                                                               ----------   ----------

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
  Purchase of trading securities                                                      --      (31,433)
  Proceeds from sale of trading securities                                            --       67,461
                                                                               ----------   ----------

          Net cash provided by investing activities of continuing operations          --       36,028
                                                                               ----------   ----------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds, net of repayments, from short-term notes
        payable and stockholder advances                                            (750)      67,510
  Proceeds from the sale of common stock                                         114,507       15,000
                                                                               ----------   ----------

          Net cash provided by financing activities of continuing operations     113,757       82,510
                                                                               ----------   ----------

CASH PROVIDED BY (USED IN) DISCONTINUED OPERATIONS
  Operating activities                                                              (476)      (6,276)
  Investing activities                                                             1,958           --
                                                                               ----------   ----------

          Net cash used in discontinued operations                                 1,482       (6,276)
                                                                               ----------   ----------

Net decrease in cash                                                              (1,990)      (6,912)

CASH, BEGINNING OF PERIOD                                                          2,489       22,055
                                                                               ----------   ----------

CASH, END OF PERIOD                                                            $     499    $  15,143
                                                                               ==========   ==========

                                                                                            (Continued)


                           R WIRELESS INC. AND SUBSIDIARIES
                     (FORMERLY HOM CORPORATION AND SUBSIDIARIES)
                        CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                 FOR THE NINE MONTHS
                                                                    ENDED JUNE 30,
                                                                 -------------------
                                                                    2003      2002
                                                                 ---------  --------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

     Cash paid for interest                                      $  3,791   $ 2,342
                                                                 =========  ========
     NONCASH FINANCING ACTIVITIES
     Common stock issued as repayment for
       stockholder advances and related interest                 $ 33,371   $90,529
                                                                 =========  ========
     Common stock issued in exchange for receivable
       from stockholder                                          $202,000   $    --
                                                                 =========  ========
     Common stock issued as repayment for accounts
       payable related to professional services received         $300,000   $ 1,000
                                                                 =========  ========
     Trading securities received as advances from stockholders   $     --   $34,657
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

     The Company has suffered recurring losses while devoting substantially all of its efforts to raising capital, evaluating alliances and business combinations with other entities, researching the Wireless Fidelity ("Wi Fi") market, and developing markets for its For Sale By Owner ("FSBO") advertising services conducted through its subsidiary Homes By Owners, Inc. ("Homes"). Direct Lending, Inc. ("Direct"), formerly the Company's mortgage subsidiary, was discontinued. On November 25, 2002, substantially all of Direct's assets and its name were sold to Stuckey Enterprises, Inc. ("Stuckey") for $15,968, and Stuckey assumed Direct's operations effective as of October 25, 2002, the Company assuming Direct's liabilities prior to that date. The Company has had no activity in Direct, subsequent to the sale of the subsidiary. On December 12, 2002, the Company sold a controlling interest (51% on a fully diluted basis) to MA&N LLC ("MA&N") in consideration for funding acquisitions of assets/companies in the wireless internet (Wi Fi) industry, accounting and legal fees to enable upcoming filings with the U.S. Securities and Exchange Commission, and funding of accounts payable of the Company. MA&N also agreed to provide consultation services and management expertise.

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


NOTE B - ACCOUNTS PAYABLE TO RELATED PARTIES

     The Company received substantially all of its legal counsel through February, 2003, from Baker, Johnston & Wilson LLP, a law firm related through common ownership (aggregate ownership by the law firm and one of its partners, who was principally responsible for services to the Company, of approximately 3.5% of the Company's outstanding common stock at June 30, 2003). That firm has ceased practice but the partner principally responsible for services to the Company has become a counsel to a new law firm, which is continuing to provide services to the Company. The amounts payable for service performed and expenses incurred for the Company totaled $264,802 at June 30, 2003, $253,021 at March 31, 2003, and $225,498 at December 31, 2002.

NOTE C - AMOUNTS RECEIVABLE FOR THE PURCHASE OF COMMON STOCK

     On December 12, 2002, the Company signed an agreement with MA&N LLC ("MA&N") for the sale of shares of the Company, constituting, after issuance, 51% of the outstanding shares on a fully diluted basis (4,647,626 shares) for consideration of a total estimated value of $232,000 (see Note A above). MA&N had reduced the balance of the consideration to $147,594 at June 30, 2003, $171,050 at March 31, 2003 and $202,000 at December 31, 2002, by funding the payment of accounts payable, including legal and accounting fees ($23,456 during the quarter ended June 30, 2003, $30,950 during the quarter ended March 31, 2003, and $30,000 during the quarter ended December 31, 2002).


NOTE D - DISCONTINUED OPERATIONS

     On November 25, 2002, the Company sold substantially all of the assets and the name, Direct Lending, of its wholly owned subsidiary, Direct Lending, Inc., to Stuckey Enterprises, Inc. ("Stuckey") for $15,968. The cost of the assets sold was $10,319, with accumulated depreciation of $6,030. Accordingly, a gain of $11,679 was recognized on the sale in the quarter ended December 31, 2002. The revenues and total net loss of Direct as of the date of the sale were $18,961 and $2,779 respectively. All receivables from the sale of Direct, totaling $10,650, were collected as of January 30, 2003.

     Pursuant to the sale of Direct Lending on November 25, 2002, the Company's monthly operating lease commitment was reduced from $2,000 to $800. The reduction is the result of Stuckey occupying space that was previously leased by the Company. The Company's obligations under the original lease agreement were terminated, along with the lease arrangement with Stuckey, and the Company negotiated a new lease agreement, with monthly payments of $800. Part of the office space was rented out to a third party through the month of April, resulting in rent revenues of $400.


NOTE E - EXECUTIVE COMPENSATION

     Robert Wilson, the Company's former President and Chief Executive Officer, agreed to accept 5 year options to purchase 294,341 shares of the Company's common stock at $.01 a share, in lieu of $54,000 in compensation during calendar 2001, $8,000 in indebtedness of the Company and an additional $10,000 in advances to the Company together with any interest on any of these amounts, for a total of $73,585. The options have not yet been issued to Robert Wilson. On April 30, 2003, Robert Wilson resigned as a Director of the Company, to pursue the development of Homes By Owners, Inc. and explore potentially profitable projects in the area (see Subsequent Events).

     On January 15, 2003, the Company's Board of Directors decided that 3,000,000 shares and 1,500,000 shares of the Company's common stock be issued and registered under an S-8 Registration Statement of the 1933 Securities Act, for the yearly compensation of Mark Neuhaus, Chief Executive Officer, and Ned Baramov, Secretary/Treasurer, respectively. The basis per share used in the estimation of salary expense for the two executives was $0.05, management's estimate of the fair value, which estimate considered the current stock price on January 15, 2003, and a discount which reflects the restricted status of the newly registered shares. Mark Neuhaus also receives a salary of $25,000 per month, which the Company will pay when cash flow is sufficient, according to an employment agreement signed on January 15, 2003. The Company had accrued wages of $150,000 at June 30, 2003 and $75,000 at March 31, 2003 payable to Mark Neuhaus under the January 15, 2003 employment agreement.

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

     The Company is exploring merger/acquisition opportunities in the Wi Fi industry. Several potential targets have already been approached, and synergies and growth potential explored. However, due to the prolonged downturn for information-technology products and services, many of the potential targets now appear unattractive.


NOTE G - SUBSEQUENT EVENTS

     On July 22, 2003, R Wireless Inc. approved the terms of an agreement with Freedom Homes, Inc., an Augusta, Georgia manufactured housing dealer, for the acquisition of a controlling interest in Homes by Owners, Inc., a subsidiary of R Wireless Inc. The terms state the structure of the transaction, the financing obligation of all parties, the description of the escrow account to be used for the keeping of the shares of the parties. The proposed transaction is subject to reaching a binding agreement between the parties. If a binding agreement is reached, it is expected to result in significant synergies, as both companies have experience in the real estate market and offer complementary services.

     R Wireless Inc., through MA&N, is continuously looking for potential acquisition targets in the Wi Fi industry. It is also negotiating the acquisition of equipment necessary for the provision of wireless internet services.


         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

     The Company's financial position is not good. It has never earned a profit, and has incurred an accumulated deficit of $1,846,459 as of June 30, 2003. The acquisition by MA&N of a controlling interest on December 12, 2002 has given the Company access to additional funds directly from MA&N (see Note B to the consolidated financial statements), and the business plan envisioned by MA&N may develop additional funds from third parties.

     The Company's mortgage banking business conducted by Direct, has been disposed of. All receivables from the sale of Direct were collected in January and used to cover current expenses incurred by the magazine. Direct was consistently unprofitable and had substantial lease requirements, which burdened the financial situation of Direct even further.

     The magazine, For Sale by Owner and Builder, is currently operating at a small deficit. The magazine has only one employee, Robert Wilson, President. The eventual spin off of Homes by Owners, the subsidiary producing the magazine For Sale by Owner and Builder (see Subsequent Events) will allow the Company to direct all its resources and time for the development of the Wi-Fi business.

     The Company will rely on the commitment of MA&N and additional financing arrangements to fund all accounts payable and expenses incurred, and to acquire Wi Fi equipment over the next twelve months. The number of employees is not expected to change substantially, except to the extent the acquisition of Wi Fi business requires operating, management, and staff personnel. Currently, the Company has a total of 3 employees: Mark Neuhaus, President and Chief Executive Officer, Ned Baramov, Secretary/Treasurer and Chief Financial Officer, and Robert Wilson, who is principally giving his attention to the FSBO magazine and its advertising. The Company currently addresses staffing needs, when needed, on a temporary basis.

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

               Accounting                         $60,000
               Filing                               2,000
               Legal                               30,000
               Management Services                 50,000
               Wi Fi nodes-equip                   15,000
               Wi Fi acquisitions                  65,000
               Consulting                          10,000
               ----------------------------- -------------
               TOTAL                             $232,000

     To date, MA&N has contributed a total of $84,406 ($23,456 during the three months ended June 30, 2003, $30,950 during the three months ended March 31, 2003 and $30,000 during the three months ended December 31, 2002) to cover outstanding accounts payable (mainly legal and accounting), and fees associated with the filings of SEC forms.

CAPITAL EXPENDITURES

     The new Wi-Fi business will require capital expenditures, the exact extent of which is not now known, although it is believed that necessary equipment purchases, the principal anticipated capital expenditures, will be financed to a substantial extent by MA&N over the next 12 months.

RESULTS OF OPERATIONS

         o        Quarter ended June 30, 2003 compared with quarter ended June
                  30, 2002.

     For the three months ended June 30, 2003, the Company generated its revenues entirely through its advertising subsidiary, Homes by Owners, Inc. (Operations of Direct Lending were discontinued as of October 25, 2002.) The Wi Fi segment is still in development, and does not have operations yet. The following discussion focuses on the operations of the advertising segment, as the only source of revenue for the Company at present.

     Revenue increased $640 from $12,996 to $13,636, or 4.9%, primarily due to the better quality of the magazine and higher emphasis on the advertising segment. The operating loss increased $68,457 from $33,936 to $102,393, or 202%, principally as a result of (i) a significant increase of salaries, commissions and benefits of $73,366 from $11,667 to $85,033 or 629%, which reflected Mark Neuhaus' monthly salary; (ii) an increase in professional fees of $16,412 from $3,380 to $19,792 or 486% due to higher legal and accounting expenses related to the Company's restructuring plans. A portion of the increase in the Company's operating loss during the quarter ended June 30, 2003 was partially offset by
(i) the elimination of travel and advertising, which totaled $4,764 during the quarter ended June 30, 2002 (ii) a decrease in office expense of $13,794, from $14,731 to $937 or 94%, resulting from the reliance on MA&N's office capabilities, reduced office personnel, and limited need of office supplies and services of the Company's only active segment - the magazine.

         o Nine months ended June 30, 2003 compared with nine months ended June 30, 2002.

     Revenue decreased $897 from $36,991 to $36,094, or 2.4%. The operating loss increased $391,406 from $199,355 to $590,762, or 196%, as a result of (i)
significant increase in salaries, commissions and benefits, by $326,207 from $71,011 to $397,218 or 459%, due to the yearly, stock-based compensation for Mark Neuhaus, Chairman of the Board and Chief Executive Officer, and Ned Baramov, Director and Secretary/Treasurer, defined in their respective employment agreements, signed January 15, 2003, and realized in the quarters ended June 30, 2003 and March 31, 2003; (ii) an increase in professional fees of $102,829 from $73,080 to $175,909, or 141%, mainly due to the yearly stock compensation of Donald Rizzuto, the Company's legal counsel, as defined in his retainer agreement, signed January 15, 2003, and legal and accounting expenses in relation to the acquisition of a controlling interest by MA&N.

     The operating loss was partially offset by (i) a decrease in office expense of $15,185 from $18,503 to $3,318, or 82%, resulting from the reliance on MA&N's office capabilities, reduced office personnel, and limited need of office supplies and services of the only active segment - the magazine; (ii) complete elimination of advertising and website maintenance expenses, totaling $5,320
(iii) a decrease in travel expenses of $8,638 or from $17,921 to $9,283 or 48% due to the magazine's regional focus; (iv) a decrease in utilities and telephone expenses of $1,188, from $2,340 to $1,152 or 51%. Expenses were reduced as a result of the sale of Direct and the change of focus to the Wi Fi industry. The magazine's budget was also reduced, with Robert Wilson assuming more responsibilities, devoting all his time to the advertising segment, and reducing the number of issues of the magazine.

OTHER INCOME (EXPENSE)

     The net other expense for the quarter ended June 30, 2003 was $1,533, and entirely composed of interest expense. The net other expense for the quarter ended June 30, 2002 consisted of interest expense of $596 and an unrealized loss on trading securities of $109.

     Net other expense for the nine months ended June 30, 2003 was $3,212, as compared with $30,124 for the nine months ended June 30, 2002. The difference of $26,912, or 89% is almost entirely composed of unsuccessful business combination costs, which were only incurred during the nine months ended June 30, 2002.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

     The Company has net operating loss carryforwards as of September 30, 2002 totaling $1,148,821 that may be offset against future taxable income until 2018 through 2022. In view of the losses sustained in the nine months ended June 30, 2003, the net operating loss carryforwards will have increased as of that date and are anticipated to have further increased in the current quarter. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with amounts relating to intangible assets and to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $363,230 as of September 30, 2002, offset by deferred tax liabilities, leaves a net deferred tax asset of $362,213 as of that date, that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $362,213, or 100%, has been taken against net deferred taxes as of September 30, 2002. A larger equivalent valuation allowance would be taken against the larger amount of such assets as of June 30, 2003. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. In addition, because of the change of control of the Company, under ss. 382 of the Internal Revenue Code the Company will be able to take only approximately $45,000 of the available net operating loss in any year based on an estimated value of $0.25 a share of R Wireless Inc. Common Stock on December 12, 2002, the date of change of control. The deferred tax asset, therefore, is not reflected as an asset of any value in R Wireless Inc.'s Consolidated Balance Sheet as of June 30, 2003, but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.

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


         ITEM 3. CONTROLS AND PROCEDURES.

     On December 12, 2002, there was a change of control of the issuer. Mark S. Neuhaus was appointed Chairman of the Board and President (Chief Executive Officer), and Ned Baramov was appointed Secretary-Treasurer (Chief Financial Officer), of R Wireless, Inc. They have learned that, as of December 12, 2002, there were very limited controls or procedures that were designed to ensure that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. See "disclosure controls and procedures" as defined in Rule 13a-14(c) of the Exchange Act. Because of the limited staff and narrow scope of operations of the Company, the former Chairman of the Board and Chief Executive Officer of the Company, Robert Wilson, was personally involved in all significant transactions of the Company. Following the sale of Direct Lending, principally all operations during the quarter ended June 30, 2003 were concentrated in Homes By Owners, Inc., which has only one employee, Robert Wilson, who remained equally involved in all transactions of the subsidiary, communicating daily with the other executives of the Company.

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

     The Company also plans to implement and update specialized accounting software in anticipation of more complex transactions and for more efficient accounting. The software will be fully operational and updated by the next filing.

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS.
         NA

         ITEM 2. CHANGES IN SECURITIES.
         NA

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.
         NA

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.
         NA

         ITEM 5. OTHER INFORMATION.
         NA

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS:
         NA

         (b) REPORTS ON FORM 8-K:
         NA

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 R WIRELESS INC.
                                  (Registrant)

                             By /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                              Date: August 14, 2003

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                              Date: August 14, 2003

                                 /s/ Ned Baramov
           Ned Baramov, Secretary-Treasurer, (Chief Financial Officer)
                              Date: August 14, 2003

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

Date: August 14, 2003                 /s/ Mark S. Neuhaus
                                      ----------------------------
                                      Mark S. Neuhaus
                                      Chairman and President
                                      (Chief Executive Officer)
                                      R Wireless Inc. (formerly HOM Corporation)

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


Date: August 14, 2003                 /s/ Ned Baramov
                                      ------------------------------------------
                                      Ned Baramov
                                      Secretary and Treasurer
                                      (Chief Financial Officer)
                                      R Wireless Inc. (formerly HOM Corporation)