Form 10KSB
period 2003-09-30
R WIRELESS INC
filed 2004-02-19
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                     OF 1934

                  For the fiscal year ended September 30, 2003

                         Commission file number 0-32335

                                R Wireless, Inc.
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

Issuer's telephone number (212) 534-2202

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

$62,362

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On January 30, 2004, shares of common stock of the issuer, its only common equity, were sold at $0.14 a share. Based on such price, the aggregate market value of the common stock of the issuer as of January 30, 2004, excluding 9,162,626 shares held by affiliates, or 6,256,025 shares, was $875,844.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

As of January 30, 2003, there were 15,418,651 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes [ ]; No  [X]

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE STRUCTURE

         R Wireless, Inc. ("RWireless" or the "Company"), formerly HOM Corporation ("HOM"), a Georgia corporation incorporated on May 4, 2000, is a holding company. RWireless has two operating wholly-owned subsidiaries, Homes By Owners, Inc. ("Homes"), a Georgia corporation incorporated on December 6, 1999, and Direct Lending, Inc. ("Direct"), a Georgia corporation incorporated on January 9, 1997 and formerly known as Southern States Lenders, Inc. Homes publishes and distributes a monthly magazine, FOR SALE BY OWNER AND BUILDER, known prior to the January 2002 issue as HOMES BY OWNERS. FOR SALE BY OWNER AND BUILDER lists residential properties for sale by their owners in the Augusta, Georgia/Aiken, South Carolina metropolitan areas and contains advertisements, most, but not all, of which relate to the real estate business. These listings are also carried on Homes' website, www.homesbyowners.net. Direct is a licensed mortgage broker that worked with various financial institutions and underwriters prior to the sale of substantially all its business assets, including the name Direct Lending, Inc., on November 25, 2002. Direct is not operational since the sale of the subsidiary. SEE FORMER BUSINESS OF DIRECT LENDING, INC.
RWireless, Homes and Direct are collectively referred to as the "Company."


SUMMARY OF CURRENT RESULTS AND RECENT DEVELOPMENTS

         At present, the Company is not profitable. As a result, Company management sought acquisitions, joint ventures and business arrangements that would include profitable operations and attractive business activities enabling RWireless to raise additional funds and cost sharing ventures.

         In implementation of this search, on December 12, 2002 RWireless sold 4,647,626 shares of its common stock to MA&N LLC ("MA&N"), a Nevada limited liability company, which represented 51% of the 9,112,992 shares of RWireless common stock issued or issuable as of that date. The consideration for this sale was (a) the provision of Internet Service Provider, or ISP, wireless service from not less than 5 nodes, (b) MA&N consulting for at least two years on financial and management matters, (c) arranging for personnel to manage the Company, (d) administering the Company's business plan being developed by MA&N to acquire additional business operations in the ISP wireless business, and (e) funding accounting and legal costs of specified filings with the U. S. Securities and Exchange Commission, including this Form 10-KSB (which will include currently outstanding accounting fees, estimated to be in the range of $75,000 - $100,000. The continuation of the Company's operations is dependent upon the success of such Wi-Fi service.

         Due to the competitive nature of the Wi-Fi business, resulting from numerous entries of large companies with significant research and development capabilities, RWireless has not been able to establish itself in this industry. Various acquisitions have been considered, some of which required extensive due diligence and research, but none of these were completed.

         Apart from the proposed Wi-Fi service, the only business conducted by the Company is through Home's monthly magazine, FOR SALE BY OWNER AND BUILDER, and its related website. This business has not been profitable, although the current reductions in personnel and office space allowed it to reduce losses from the magazine exclusive of any allocated management costs.

CORPORATE DEVELOPMENT

         Direct was acquired by Apple Homes Corporation ("Apple") on October 1, 1998. Pursuant to that, Apple determined that it was not appropriate to continue to conduct the mortgage business of Direct. The shareholders of Apple of record March 1, 1999 received one share of Direct common stock for each 10 shares of common stock of Apple that they then held, fractional shares being rounded up to the next full share. Additional common stock of Direct was sold to private investors. In late 1999, Direct determined that it would be desirable to use a separate entity for the real estate for sale by owner business (or "FSBO" business, as referred to in the industry) it wished to enter. Homes was established for this purpose.

         As interest rates rose in 2000 and the mortgage business of Direct (and other mortgage businesses in the Augusta area) decreased, the Company reorganized it so that the investor-owned company would be Homes, rather than Direct. To facilitate this reorganization, Homes incorporated a subsidiary, Augusta Lenders, Inc. ("Augusta"). It was intended to merge Direct into Augusta. Subsequently, the Company decided that it would be preferable to reorganize so that the investor owned company would be the holding company instead of one of the operating companies.

         To attain this structure, the Chairman of Direct and Homes, Robert S. Wilson, established HOM Corporation with minimal initial investment. Homes transferred all the outstanding stock of Augusta to HOM, and HOM contributed 2,632,776 shares of its common stock, the same number of shares of its common stock as the number of then outstanding shares of Direct common stock, to Augusta. Direct and Augusta merged effective July 5, 2000. Pursuant to Georgia law, Direct shareholders became shareholders of HOM, and Direct became a wholly owned subsidiary of HOM. Direct then transferred all the outstanding common stock of Homes to HOM. The result was an investor-owned HOM with two wholly-owned subsidiaries, Homes and Direct. This business combination and the changes to the organizational structure, in effect an internal reorganization, did not affect the proportional interests of the shareholders or the businesses and operations in which they were investing or their rights in the business, since HOM and Direct are Georgia corporations with the same powers and rights of shareholders.

         On December 12, 2002, MA&N acquired control of the Company through purchase of a majority interest in HOM thus causing the majority of the directors of HOM to be persons associated with MA&N. On January 15, 2003, the Board of Directors of the Company decided to change the name of the company from HOM Corporation to R Wireless, Inc. The change was effective as of January 22, 2003. Furthermore, the following changes were implemented: CUSIP number changed as of February 4, 2004 (74976E 10 4), stock certificates as of the same date, and the trading symbol as of February 14, 2003.


WI-FI BUSINESS ACTIVITIES

         In accordance with MA&N's strategic plan, the Company is attempting to enter the wireless fidelity business, more commonly known as Wi-Fi (the term is used generically when referring to any type of 802.11 network, whether 802.11b, 802.11a, dual-band, etc.). Wi-Fi allows personal computers and other hand held devices to connect to the Internet without wires at high speeds comparable to DSL and Cable access, so that the Internet becomes easier to connect to and more accessible to Internet users. Wi-Fi antennas act as wireless Internet-access transmitters and receivers, creating "hotspots". A hotspot is a public access point -- typically in a hotel, airport, restaurant or other public locations -- that allows wireless-enabled computers and other devices to access the Internet. The user pays for this service by buying a "day pass" from the hotspot operator, or by signing up for a monthly subscription that allows use of the Internet from anywhere in a network of access points. There are hotspots which provide free Internet service. Wi-Fi Internet Access is becoming an increasingly popular method of accessing the web.

         Users of the Wi-Fi networks operate on a set of unlicensed radio frequencies set aside by the government for everyone who follows a simple set of design rules, formally known as 802.11 technology, operating at up to 11 million bits per second. While Wi-Fi does not offer the same amount of mobility as a cell phone (e.g. a moving car), it is far less expensive than the multi-billion dollar mobile 3G high-speed wireless networks currently being rolled out by the wireless phone companies.

         The Company is arranging to build wireless sites, commonly known as nodes, in the Borough of Manhattan in New York City, New York. To date, one node has been completed. RWireless is also seeking to make acquisitions and form strategic alliances within the Wi-Fi industry countrywide. While the Company believes that by rapidly establishing a Wi-Fi network, it will gain a niche in the Wi-Fi business to exploit or to sell to others, the Company understands that the Wi-Fi business has yet to be shown to be profitable. Revenues could be produced by a Wi-Fi business through the provision of an advertising medium, through fees for use of the Wi-Fi network, or both. Fee charging Wi-Fi networks justify their cost through enhanced service and security. The Company has not yet determined which revenue sources it will seek for its Wi-Fi business. A potential issue for Wi-Fi providers arises from lack of control over Wi-Fi customers. Theoretically, after a small investment in equipment, all users in the same house or even neighborhood could use a single stationary internal connection, while paying for a single back-up.

         RWireless built its first node in January 2003. The project was completed by Cloud Networks ("Cloud"). The node is located in MA&N's offices at 120 East 87th Street in New York. RWireless signed a one-year consulting agreement with Cloud on February 11, 2003, whereas Cloud would act as a consultant in connection with the potential acquisition of certain wireless networking related assets. Cloud was formed in September 2002 to provide wireless LAN consulting and management services to the commercial property management and retail industry in the United States and internationally. Cloud participated in key public space wireless projects in New York City, such as the Bryant Park Wireless Network, Bowling Green Wirless Network, and the Broklyn Museum of Art. Cloud employs widely recognized Wi-Fi pioneers, including the founders of NYCWireless - the first and largest wireless community network in the United States.

         RWireless, jointly with Cloud, developed a plan to build three additional nodes in the following locations in the Borough of Manhattan in New York City:

         1.       10 West 66th street
         2.       30 Broad Street
         3.       828 Broadway.

These projects have not yet been completed.

         On February 24, 2003 Cloud presented an acquisition review regarding the potential acquisition of Access Speed, Inc. ("Access") a Boston, MA based company. Access had purchased the assets of Broadband 2 Wireless, Inc. which had raised $32 million in first-round financing, acquired multiple assets, and only a few months later filed for bankruptcy. Access' original plan was to provide high-speed internet access to the businesses and individuals in the buildings owned by a partnering real estate company, Core Investments, Inc.

         Cloud's report identified some key advantages, such as a high number of nodes, good customer base in the Boston area, and extensive research done by the previous company (Broadband 2 Wireless, Inc.). However, there were some major shortcomings, such as low network capacity, incompatibility of hardware with other, more popular Wi-Fi hardware brands, and prohibitively high costs of retrofitting the existing equipment. Consequently, RWireless did not complete a deal with Access.

         On October 28, 2003 RWireless signed a letter of intent with Todd Myers, principal and majority shareholder of Airpath Wireless, Inc. ("Airpath"), with an understanding to acquire, or enter in strategic alliance with, Airpath (www.airpath.com). Airpath is a service provider in the wireless communications industry and the developer of WiBOSS, a world leading carrier-grade public access management platform. The platform simplifies deployments, operations and management of public Wi-Fi access point locations. Utilizing Airpath's managed solutions, Wi-Fi service providers can enter the Wi-Fi industry quickly, while Airpath manages all operations. The company manages roaming settlement and clearing for over 350 Wi-Fi access providers, using its Wi-Fi roaming platform. The deal with Airpath has not been finalized yet.


COMPETITIVE ENVIRONMENT OF THE WI-FI BUSINESS

         Competition in the Wi-Fi business has intensified. In December 2002 there were approximately 3,000 hotspots in the U.S. That number has grown to more than 13,000 at the end of 2003 and is expected to grow to 30,000 by 2005. T-Mobile USA is reported to have installed nodes in over 4,000 Starbucks Cafes and to be spending $100,000,000 to build its own nationwide network. On December 5, 2002, AT&T, Intel and IBM announced the establishment of Cometa Networks with the intent to build thousands of Wi-Fi connections, such as these planned by the Company, into one nationwide network. In August 2003 SBC Communications, Inc. announced it would offer Wi-Fi service at 6,000 locations over the next three years. By the end of 2006, the SBC Communication's FreedomLink service will encompass 20,000 sites in the company's 13-state territory and will integrate the service with Cingular's GSM/GPRS network. Also in August 2003 Nextel Communications, Inc. announced plans to use RadioFrame's technology to outfit businesses with indoor Wi-Fi service. In July 2003 Sprint pledged to offer Sprint PCS Wi-Fi Access in more than 2,100 locations by early 2004. And in May 2003, Verizon Communications unveiled plans to launch Wi-Fi services in New York City for its Internet access customers as part of a broader business plan for deploying public wireless hot spots. T-Mobile USA remains the carrier with the longest running relationship with Wi-Fi, having embraced the technology when it first purchased the assets of MobileStar back in October 2001. All of these companies have resources vastly superior to those of the Company.

BUSINESS OF HOMES BY OWNERS, INC.

         FOR SALE BY OWNER AND BUILDER, Homes' monthly magazine, currently contains 40 pages. It has listings of residential properties for sale in the Augusta, Georgia and Aiken, South Carolina metropolitan area, and advertisements, most, but not all, of which relate to the real estate business. The residential listings usually take a horizontal quarter page and feature a color photograph of the house. The advertisements are of local realtors, service companies, providers and merchants, and have represented an increasing proportion of the revenue of FOR SALE BY OWNER AND BUILDER magazine.

         Basic rates for a standard one-eighth-page residential listing are $75 to present a color photograph and text for one month or until the property is sold if listed on Homes' website. Standard rates for a quarter of a page are $199 to present a color photograph and text for one month, and $499 to present a color photograph and text for four months plus internet listing. In each case a durable sign with the legend "Homes By Owners" and a telephone number, usually of the homeowner but, at his option, of Homes, is available to the listing home owner for a fee of $30, refundable upon return of the sign. Most residential listings are for four months in color. Commercial rates commence at $125 for a quarter page in one issue to $1,000 for a full page in three issues.

         Homes' revenues for the last three fiscal years are as follows:

                Fiscal year ended                                  Revenues
                -----------------                                  --------
                September 30, 2003                                  $35,380

                September 30, 2002                                  $17,033

                September 30, 2001                                  $14,628


         FOR SALE BY OWNER AND BUILDER is distributed throughout the Augusta/Aiken metropolitan area in racks provided by Homes. Distribution sites include supermarkets, drug stores, convenience stores, banks and commercial establishments, and a modest fee is paid to some high traffic locations, such as supermarkets. FOR SALE BY OWNER AND BUILDER was originally replaced with a new issue every month. Homes combined some of its magazine issues during the past fiscal year, producing 8 issues for the period ended September 30, 2003. Currently, approximately 18,000 copies of an issue of FOR SALE BY OWNER AND BUILDER are printed for distribution and distributed monthly to approximately 280 locations.

         Homes has established a website, www.homesbyowners.net, with information concerning Homes and its services, support services such as a calculator to help buyers determine what they can afford as well as color pictures and summary information about the listings. While most internet residential property presentations are in conjunction with a three month color listing in FOR SALE BY OWNER AND BUILDER, a listing can be placed on the website for only $50. A website listing remains until the house is sold or the listing person directs that it be removed, subject to the right of Homes to remove stale listings.

         The Company has determined that it will expand the operations of Homes and enter the real estate brokerage market. The potential spin off of the Company is considered as a mean of expanding the operations and changing the focus of Homes. In April 2003, Homes entered discussions Horizon Homes, a modular home manufacturer in Pennsylvania, expanding in the Georgia area. A prospective site in Lincolnton, Georgia was considered as the potential location for building modular homes. Horizon Homes had sales of $800,000 and $2,000,000 in 2002 and 2003 respectively. This transaction was not materialized and all negotiations were suspended in July 2003.

         In July, 2003, Homes approached another company, Freedom Homes, Inc. ("Freedom"), based in Wren, Georgia. The company has been in the real-estate brokerage industry for over 10 years and has been one of the fastest-growing manufactured-home dealerships in the area. The primary business of Freedom has been buying and selling repossessed and used mobile homes, with plans to enter the newly-constructed homes business.

         On September 4, 2003, a stock acquisition agreement was signed by and between Jim Evans, sole owner of Freedom, RWireless, and Homes, whereas Evans acquired 70% of the shares of Homes in exchange for all outstanding shares of Freedom. The certificates for the Homes and Freedom shares were delivered to David Baker, who served as escrow agent, as described in the Escrow Agreement signed on September 4, 2003 by and between Jim Evans, RWireless, and Homes. The transaction was contingent upon raising $500,000 from the sale of common shares of Homes within 183 days from the signing of the agreements. In case all conditions set forth in the stock acquisition agreement are met, the transaction would result in the following stock ownership in percent and shares of Homes' common stock:

             NAME                    PERCENT             NUMBER OF SHARES
             ----                    -------             ----------------

R Wireless, Inc.                       25%                  1,500,000
Jim Evans                              70%                  4,200,000
Bob Wilson                              5%                   300,000


COMPETITIVE ENVIRONMENT FOR HOMES BY OWNERS, INC.

         Currently there is no FSBO magazine in the Augusta/Aiken metropolitan area other than FOR SALE BY OWNER AND BUILDER, although there are a few magazines, which contain photographs of homes for sale. THE SHOPPER is a free, weekly issue, which lists advertisements for automobiles, real estate, and furniture. THE SHOPPER is about 12 pages, of which half a page contains listings of real estate for rent or sale. TIDBITS is another free weekly issue of about 20 pages, which apart from a few news articles contains a wide range of advertisements, including advertisements from home builders and brokers. DIGEST OF HOMES, MORTGAGES AND PROPERTY is a free issue, of about 40 pages, printed in color, which contains advertisement from realtors only. The issue also lists all advertisements online, at www.digestofhomes.com. HOMES & LAND is another free issue in color, of about 88 pages, which contains listings by realtors of Augusta and the greater CSRA area. The issue also lists all advertisements online, at www.augustashomes.com. PHOTO BUYS is yet another free issue, which lists advertisements for automobiles, boats, homes, and other. The issue is published in full color as of recently and has about 24 pages, of which only 3-5 pages contain listings for houses.

         Homes must attract more listings and other advertising if FOR SALE BY OWNER AND BUILDER is to become profitable. See MANAGEMENT'S DISCUSSION AND ANALYSIS. The Company has examples of FSBO magazines from other areas that seem to indicate that an area the size of the Augusta/Aiken metropolitan area can support a successful FSBO magazine. However, management believes that the profit FOR SALE BY OWNER AND BUILDER can generate in the August/Aiken metropolitan area, even if successful, is limited.

         Although the FSBO approach is competitive with realtor brokerage in the sale of residential properties, it also can be complementary. The Companybelieves that a substantial portion of residential properties that it has listed for sale by owner, are not actually sold by their owners. If a sale is still needed, the intervention of a broker is sought. Thus FSBO residential listings can ultimately prove to be leads for real estate brokers.

         The Company has contemplated establishing or acquiring a realtor to realize the full benefits of synergy with a realtor. The Company has had discussions with individuals in light of establishing its own realty company and with existing realty companies about an acquisition or merger. The Company believes that there is a natural affinity between realtors and FSBO magazines. It believes a realty operation can otherwise benefit from access to the product stream generated by a FSBO magazine operation. For example, a realtor has the opportunity to identify distressed sale situations that can be acquired by the realtor at favorable prices.


SALE OF THE ASSETS AND BUSINESS OF DIRECT

         Direct has never been profitable. During Fiscal 2002, the Company believed the sharp decline in interest rates and the resulting increase in the mortgage business both due to the greater affordability of residential housing through reduced monthly mortgage payments and the advantage of refinancing mortgage, would enhance Direct's business. As a result it substantially increased its personnel, taking additional space and otherwise incurring additional costs. Although, as noted below, the number of mortgage closings and the resulting revenue substantially increased, so did expenses. In addition, management determined that it lacked the management resources to effectively promote and control the mortgage business. As a result, in October 2002 it was decided to dispose of the mortgage business, which was completed on November 25, 2002 by the sale of substantially all the assets of Direct (other than its corporate records, but including the name, Direct Lending) to Stuckey Enterprises, Inc., an unaffiliated entity ("Stuckey"). Stuckey paid $5,000 down and agreed to pay $484 per month for three years, or a total of $20,000. Following the initial down payment of $5,000, Stucky made two payment of $484. In January 2003, the terms of the original agreement were renegotiated, and on January 14, 2003 Stuckey made one final payment of $10,000 in lieu of all remaining monthly payments. The total amount received from Stuckey was $15,968. RWireless assumed the past liabilities of Direct. Mortgage transactions originating prior to October 25, 2002 were for the account of the Company and subsequent transactions were for the account of Stuckey. Stuckey assumed responsibility for the employees and premise and equipment costs from October 25, 2002, thus relieving the Company of these expenses.

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

         The mortgage business in the Augusta/Aiken metropolitan area was adversely affected during a significant portion of 1999 and 2000 by rising mortgage rates. Rising interest rates particularly affect the refinancing of mortgage loans. Refinancings occur when interest rates drop, so that home owners can save money through changing to mortgages with interest rates lower than those of the mortgage to which their property is subject. Mortgage interest rates declined in late 2000 and in 2001 and remained low in 2002. With the decline in rates, Direct experienced substantially increased inquiries concerning mortgage financing. Direct closed mortgage loans as follows:

                     Period                          Number of Mortgage
                     ------                             Loans Closed
                                                        ------------
January 1, 1999-September 30, 1999*                           9
October 1, 1999-September 30, 2000                           14
October 1, 2000- September 30, 2001                           7
October 1, 2001 - September 30, 2002                         52

-------------------
*  Prior records unavailable

GOVERNMENT REGULATION OF DIRECT

         As a mortgage broker, Direct is required to be licensed. Direct is licensed in Georgia. Although it retains that license, it does not believe the license has material value in view of the cessation of the mortgage business.

COMPANY EMPLOYEES AND OTHER WORKERS

         The Company has no employees, and uses independent contractors for various services when needed. Robert S. Wilson, RWireless's former Chairman and Chief Executive Officer, is currently acting on behalf of the Company, particularly for Homes, without receiving compensation other than from the operations of Homes, which will be up to $1,000 a month for miscellaneous expenses to the extent the revenue of Homes By Owners exceeds its direct operating costs. Mr. Wilson has agreed to accept options to purchase 294,341 shares of RWireless common stock at $.01 per share in lieu of past salary claims and advances totaling $18,000, which options have not been issued. He currently is supervising Home's magazine, FOR SALE BY OWNER AND BUILDER, with the aid of independent contractors. Homes has an independent contractor who distributes the magazine in the Augusta/Aiken metropolitan areas. Homes has paid, and is willing to continue to pay, commissions of 25% on advertisements and listings for FOR SALE BY OWNER AND BUILDER magazine procured by third parties.

         Mark S. Neuhaus, Chairman and President of RWireless, received 3,000,000 shares for his services to the Company in 2003. Ned Baramov, Secretary Treasurer of RWireless, and Don Rizzuto, legal counsel for the Company, each received 1,500,000 shares as their compensation during 2003. Mark Neuhaus also received a monthly salary of $25,000 a month, on a deferred basis, as decided in a meeting of the Board of Directors on January 15, 2003. The salary was rescinded at another meeting of the Board of Directors, on December 23, 2003.

         During 2003, the Company, through MA&N, actively looked for an experienced executive from the Wi-Fi industry to head the Wi-Fi operations of RWireless. A number of qualified candidates were interviewed and a preliminary employment agreement drafted. Due to the competitive nature of the Wi-Fi industry and the ability of leading companies to attract and retain such candidates via substantial compensation packages, none of the candidates was retained. The Company could only offer modest cash compensation and predominantly equity-based salary.


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

RISK FACTORS RELATING TO THE COMPANY'S BUSINESS

         Due to the competitiveness of the Wi-Fi industry, the current lack of profitability and the nature of the Company's business, it encounters many risk factors. Each of these factors, as well as matters set forth elsewhere in this Form 10-KSB, could adversely affect the business, operating results and financial condition of the Company.

BRIEF OPERATING HISTORY - NO ASSURANCE OF PROFITABILITY

         The Company has a brief operating history. Although Direct commenced its mortgage business in 1997, original management was replaced in the latter part of 1998 and dates from early 1999. See CORPORATE DEVELOPMENT. Homes' magazine, FOR SALE BY OWNER AND BUILDER, commenced in January 2000. The operations of neither Direct nor Homes have been profitable. The Wi-Fi business contemplated in the acquisition of a controlling interest in the Company by MA&N has researched acquisition opportunities, none of which have been materialialized. The exact nature of RWireless's involvement is still in the process of definition and material expenses will be incurred before substantial revenues are generated, if ever. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to attract and retain sufficient customers to attain its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to offset not only its present expenses but these additional expenses to achieve profitability.

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

CONCENTRATION OF SHARE OWNERSHIP GIVES INSIDERS CONTROL

         MA&N owns 30.1% of RWireless's outstanding common stock as of January 15, 2003. Mark Neuhaus owns 49.7% of the outstanding stock, including his ownership through MA&N. Ned Baramov owns 9.7% of the outstanding stock. The total number of shares owned by insider is 59.4%. As a result, insiders can determine the outcome on all matters submitted to the shareholders. This concentration of share ownership may: (i) delay or prevent a change in control of the Company; (ii) impede a merger, consolidation, takeover or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

NEED FOR, AND POSSIBLE DIFFICULTIES IN SECURING, FUTURE FUNDING, DIRECTLY OR THROUGH AN ALTERNATIVE TRANSACTION

         Although the Company believes that the resources of MA&N will be sufficient and available to fund its operations over the current year, MA&N is not contractually committed to fund the Company during that period and there is no assurance that such current year funding will be made. Thereafter the Company must secure future funding from MA&N or otherwise, either debt or equity, in order to finance its activities. Such funding will continue to be needed unless and until the operations of the Company become self-sustaining. There can be no assurance that any such funding will be available to the Company or that, if it is, it will be available on terms favorable to the Company. Prior to the acquisition of a controlling interest in the Company by MA&N, the Company financed a significant portion of its operations through the sale of stock to Robert S. Wilson, former Chairman of RWireless, and to Bryce N. Batzer, a former director of RWireless, and to a limited number of principal investors, and borrowed funds from a bank with a guarantee by Mr. Wilson, from Mr. Wilson personally, from Judith C. Wilson, Mr. Wilson's wife, from Mr. Batzer and from David R. Baker, a partner of counsel to the Company. It is not anticipated that these funding sources will be available in the future. There can be no assurance that outside funding or an alternative transaction will be available to the Company at the time and in the amount to satisfy the Company's needs, or, if such funding or alternative transaction is available, that it will be available on terms favorable to the Company. If RWireless issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of RWireless's shares, or, in the case of an alternative transaction, will receive securities in a continuing entity providing them relatively lesser rights than they now possess. In case of a sale, shareholders' proceeds may be limited. In the event RWireless issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than those currently possessed by holders of RWireless's common stock. If a transaction directly involved Homes or Direct, current RWireless shareholders might lose or be diluted in their indirect interests in Homes or Direct.

POSSIBILITY THAT NO PUBLIC MARKET OR ONLY A LIMITED PUBLIC MARKET WILL BE ESTABLISHED FOR THE COMMON STOCK OF RWIRELESS

         On August 14, 2002, NASD Regulation, Inc. cleared a broker's request for an unpriced quotation on the OTC Bulletin Board for RWireless's common stock. However, the public market for RWireless's common stock has not been substantial or sustained. Sales have been sporadic and have ranged from $.05 to $.45 a share. See MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

LIMITED ACCESS TO QUALIFIED PERSONNEL

         To be effective, the Company needs persons with the skills necessary to conduct the Wi-Fi business, to produce the magazine, and to maintain its website. It also needs persons with the ability to procure real estate listings and advertisements for the magazine. The Company has had no experience in hiring personnel to conduct the Wi-Fi business. The Company has lacked the resources to train personnel, so it needed to find persons with the required experience, understanding, ability and effectiveness. The Company's financial position has made this difficult. See COMPANY EMPLOYEES AND OTHER WORKERS. The inability to attract and retain appropriate personnel may have a materially adverse effect upon the Company and its operations.

LEGAL AND REGULATORY RISK

         Laws and regulations, including securities laws and regulations, applicable to the Company's business and operations are extensive and complex. As a start up business with limited personnel and funding, the Company has taken actions without being able to fully ascertain their legal effect and potential conflict with applicable law and regulations. The Company believes that this situation often pertains to minimally funded new businesses that are in the position of the Company. As a result, actions taken by the Company could subject it to regulatory review and challenge, and involve it in legal or administrative proceedings, that could have a material adverse affect on the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY.

         The company decided to retain its principal office at 4210 Columbia Road, Suite 10C, Martinez Georgia. Homes signed a new one-year lease agreement as of January 1, 2003. The agreement was between William W. Satcher and Homes, setting the monthly rent at $800.

         On March 19, 2003 Homes signed another agreement, subletting two of its conference rooms to A.P. Augusta, LLC, starting April 1, 2003, on a month-to-month basis, at $400 per month.

         All of the Company's Wi-Fi related activities are conducted through MA&N's principal office in New York City, at the expense of MA&N.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The OTC Compliance Unit of NASD Regulations, Inc. cleared a brokers request for an unpriced quotation on the OTC Bulletin Board on August 14, 2002. From that date through September 30, 2002, the high and low sales prices for the RWireless Common Stock as furnished by Divine Capital Markets LLC were as follows:


                 Period                             High Sales Price                       Low Sales Price
                 ------                             ----------------                       ---------------
August 15 - September 30, 2002                            $0.45                                 $0.23

         The high and low sales price for the period October 1, 2002 - January
30, 2004 for RWireless common stock was as follows:

                 Period                             High Sales Price                       Low Sales Price
                 ------                             ----------------                       ---------------
October 1 - December 31, 2002                             $0.20                                 $0.05
January 1 - March 31, 2003                                $0.25                                 $0.07
April 1 - June 30, 2003                                   $0.18                                 $0.06
July 1 - September 30, 2003                               $0.45                                 $0.07
October 1 - December 31, 2003                             $0.44                                 $0.05
January 1 - January 30, 2004                              $0.20                                 $0.05

         The average daily trading volume for the period October 1, 2002 - January 30, 2004 was 14,260 shares, and the maximum number of shares traded was 489,200, on January 22, 2004. The average high and low sales prices for the same period were $0.145 and $0.133 respectively. The highest and lowest high sales price were $0.45 and $0.05 respectively, and the highest and lowest low sales price were $0.44 and $0.05 respectively. All stated quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Actual sales have been sporadic with the highest trading activity reported in the quarter ended December 31, 2003. The average trading volume during this quarter was 39,783 shares. The most current reported sale as of February 13, 2004 was on February 11, 2003 at $.09 a share.

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

         The shares of RWireless's common stock are subject to the provisions of
Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to specified exceptions. Section 15(g) sets forth requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. As a result, trading in RWireless's common stock is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in RWireless's common stock and may affect the ability of shareholders to sell their shares.

         As of February 4, 2004, there were approximately 101 holders of record of RWireless's common stock, which figure does not take into account the beneficial ownership of those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of February 4, 2004, RWireless has issued and outstanding 15,418,651 shares of common stock. The company has granted options to Bob Wilson for 294,341 shares, which have not been exercised yet. SEE COMPANY EMPLOYEES AND OTHER WORKERS. Of the total 15,418,651 shares outstanding, 10,649,984 shares are deemed "restricted securities," as defined by the Act, whose sale is subject to Rule 144 under the Act as having been held for less than two years. Certificates representing such shares bear an appropriate restrictive legend.

         Of RWireless's total outstanding shares, as of February 4, 2004, approximately 4,643,667 shares are free trading and may be sold, transferred or otherwise traded in the public market. As of February 4, 2004, another 536,115 shares may be sold in compliance with the resale limitations of Rule 144 under the Act.

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

SALES OF EQUITY SECURITIES OF RWIRELESS DURING FISCAL 2003

         During the year ended September 30, 2003, the Company issued shares of RWireless's Common Stock, and agreed to issue options to purchase RWireless's Common stock as follows:

         References to investments are to cash investments unless otherwise stated.

         (a) On September 24, 2002, a subsidiary of the Company was merged into Crowell & Co., Inc. resulting in expenses to the Company of $25,000, and proceeds of $30,101. The proceeds to the Company were in exchange for 75,256 shares of RWireless Common Stock, issued on December 2, 2003. The shares were issued to 8 holders of Crowell & Co., Inc. It is believed that all, or substantially all such stockholders, are accredited investors. The proceeds from the transaction were used to cover various accounts payable. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         (b) On December 12, 2002, the Company agreed to sell MA&N LLC ("MA&N") 4,647,626 shares in consideration of:

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

         MA&N, which is owned by Mark Neuhaus, President of the Company, and his wife Nicole Bloom-Neuhaus, both of whom are accredited investors, is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

                  (c) On December 12, 2002, the issuance of 133,487 shares of RWireless Common Stock to David R. Baker, partner of Baker, Johnston & Wilson LLP, counsel to the Company was authorized, in lieu of $29,584 in loans to the Company, with an adjustment in lieu of interest of $3,969 and a further equitable adjustment of $818, or a total of $33,371. Mr. Baker is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

                  (d) On December 12, 2002, the issuance of 5 year options to purchase 294,341 shares of RWireless Common Stock at $0.01 per share to Robert Wilson, then Chairman and Chief Executive Officer of the Company was authorized in lieu of $54,000 in compensation during calendar 2001, $8,000 in indebtedness of the Company and an additional $10,000 in advances to the Company together with any interest on any of these amounts for a total of $73,585. The options have not yet been issued. Mr. Wilson was an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

                  (e) On January 15, 2003, the issuance of 3,000,000 shares RWireless's Common Stock to Mark Neuhaus, Chief Executive Officer, for his yearly compensation was authorized. Mr. Neuhaus is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

                  (f) On January 15, 2003, the issuance of 1,500,000 shares RWireless's Common Stock to Ned Baramov, Secretary - Treasurer, for his yearly compensation was authorized. Mr. Baramov is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

                  (g) On January 15, 2003, the issuance of 1,500,000 shares RWireless's Common Stock to Donald Rizzuto, legal counsel to the Company and MA&N, for his yearly compensation was authorized. Mr. Rizzuto is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

                  (h) On September 12, 2003, the issuance of 600,000 shares of RWireless Common Stock to Michael Pisani, consultant to the Company, was authorized in lieu of $20,000 in fees for advisory services for the Company and the transfer of 350,000 shares or RWireless Common Stock to a third party. Mr. Pisani is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.


ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         As of September 30, 2003 the Company's has never earned a profit, and has incurred an accumulated deficit of $1,986,902. The recent acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan envisioned by MA&N may elicit additional funds from third parties. However, the MA&N resources are finite and there can be no assurance of third party funding. The Company's original business, the mortgage banking business conducted by Direct, has been divested. See SALE OF THE ASSETS AND BUSINESS OF DIRECT. The magazine, FOR SALE BY OWNER AND BUILDER, is currently operating at a small deficit. Should there be no allocation of general corporate overhead to its operation, and management believes it can be made, at best, FOR SALE BY OWNER AND BUILDER is marginally profitable. By terminating the mortgage banking operations of Direct Lending and by reducing the expenses of producing the magazine, FOR SALE BY OWNER AND BUILDER, the Company has substantially reduced its operating costs. However, these expense reductions do not eliminate the Company's current operating deficits. Development of the Wi-Fi business will substantially increase the Company's operating costs.

LIQUIDITY

         At present and historically, the Company has lacked liquidity as a result of insufficient initial financing and continuing operating deficits. The Company has maintained its ability to pay expenses through the sale of common stock from time to time, principally to its directors, who have made significant investments. As a result of the change of control of the Company, such funding will not continue. Therefore, the Company will need to rely for its future liquidity needs on the resources of its new controlling shareholder, MA&N, until such time as it arranges other financing or becomes profitable. The Company has reviewed its cash needs with MA&N, and MA&N has indicated that over the next twelve months it will be able to provide the necessary funds (to the extent not provided by RWireless) to satisfy RWireless's current obligations and its ongoing operating and capital expenses.

CAPITAL EXPENDITURES

         The Company has no material commitments for capital expenditures and has had no need, in its previous operations, to make material capital expenditures. The development of the Company's Wi-Fi business will require capital expenditures, the exact extent of which is not now known, although it is believed that necessary equipment purchases, the principal anticipated capital expenditures, can be financed to a substantial extent.

RESULTS OF OPERATIONS

         o Year ended September 30, 2003 compared with year ended September 30, 2002.

         o Year ended September 30, 2002 compared with year ended September 30, 2001.

         Revenue increased $100,865 from $65,819 to $166,054, or 153.2%, as a result of an increase in revenue from mortgages of $96,928 from $17,670 to $114,598, or 548.5%, mortgages closed having increased from 7 in fiscal 2001 to 52 in fiscal 2002, and an increase in income from the magazine, FOR SALE BY OWNER AND BUILDER, and its associated website of $3,307 from $48,149 to $51,456, or 6.9%, as a result of an increase in advertisements by local realtors, service companies and providers and merchants of $992 from $33,521 to $34,423, or 3.0% and in residential property listings of $2,405 from $14,628 to $17,033, or 16.4%.

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

         In addition, other expense decreased by $28,401 from $64,804 to $36,403, or 43.8%, principally as a result of a decrease in unsuccessful business combination costs of $30,043 from $57,147 to $27,104, or 57.1%, as a result of the reduction of incurred costs in connection with the Company's proposed business combination with Connectivity, Inc. and Mobile.com. See NOTE 10-NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.


NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         As at September 30, 2003 the Company has net operating loss carryforwards totaling $1,148,821 that may be offset against future taxable income until 2018 through 2022. In view of the anticipated losses sustained in the three months ended December 31, 2003, the net operating loss carryforwards will have increased as of that date. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with $7,179 relating to intangible assets and $17,149 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $363,230 as of September 30, 2003, offset by deferred tax liabilities relating to property and equipment in the amount of $1,017, leaves a net deferred tax asset of $362,213 that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $362,213, or 100%, has been taken against net deferred taxes as of September 30, 2003. A larger equivalent valuation will be taken against the larger amount of such assets as of December 31, 2003. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. In addition, because of the change of control of the Company, under ss. 382 of the Internal Revenue Code the Company will be able to take only approximately $45,000 of the available net operating loss in any year based on an estimated value of $.25 a share of RWireless Common Stock on December 12, 2003, the date of change of control. The deferred tax asset, therefore, is not reflected as an asset of any value in RWireless's Consolidated Balance Sheet as of September 30, 2003, but it nevertheless is a valuable asset that can be utilized if the Company becomes profitable.

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

ITEM 7. FINANCIAL STATEMENTS.

         The Company's consolidated balance sheets as of September 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the years ended September 30, 2002, 2001 and 2000 have been examined to the extent indicated in their report by Elliott Davis, L.L.C., independent certified public accountants. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern. SEE
NOTE 1 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                R WIRELESS, INC.
                                AND SUBSIDIARIES

                                  CONSOLIDATED
                              FINANCIAL STATEMENTS


                             R WIRELESS, INC. AND SUBSIDIARIES

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


                         REPORT OF ELLIOTT DAVIS, L.L.C.
                     INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT



Board of Directors
R Wireless, Inc. and Subsidiaries
Martinez, Georgia


     We have audited the accompanying consolidated balance sheets of R Wireless, Inc. and Subsidiaries (the "Company") as of September 30, 2002 and 2001, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for the years ended September 30, 2002, 2001, and 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R Wireless, Inc. and Subsidiaries as of September 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended September 30, 2002, 2001, and 2000, in conformity with accounting principles generally accepted in the United States of America.





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


                                            HOM CORPORATION AND SUBSIDIARIES
                          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)



                                                                     COMMON STOCK                               TOTAL
                                                           --------------------------------                  STOCKHOLDERS'
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
                                                                            ==========      ==========      ==========
                                                                                                           (Continued)


                                       HOM CORPORATION AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                               -------------------------------------
                                                                  2002          2001         2000
                                                               ----------    ----------    ---------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

Cash paid for interest                                         $ 10,606      $  1,517      $    529
                                                               =========     =========     =========
Cash paid for income taxes                                     $     --      $     --      $     --
                                                               =========     =========     =========

Noncash financing activities
Common stock issued in exchange for professional, website
 design, advertising, and other services                       $     --      $     --      $111,220
                                                               =========     =========     =========
Common stock issued as repayment for cash advances
 and notes payable                                             $ 90,529      $ 44,000      $ 27,185
                                                               =========     =========     =========
Trading securities received as advances from stockholders      $ 34,657      $  4,510      $     --
                                                               ========      ========      ========
Common stock issued as settlement for accounts
 payable related to professional services received             $ 13,000      $ 15,750      $     --
                                                               =========     =========     =========



                             The accompanying notes are an integral part of these
                                      consolidated financial statements.

                        R WIRELESS, INC. AND SUBSIDIARIES

                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS



NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES
------------------------------------------------------------------

     BUSINESS ACTIVITIES
         R Wireless, Inc. (formerly HOM Corporation), incorporated May 4, 2000 in the State of Georgia, operates as a holding company for its two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct").

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

         R Wireless, Inc., with its subsidiaries, (the "Company") has suffered recurring losses while devoting substantially all of its efforts to raising capital and developing markets for its FSBO advertising and mortgage services (See Note 11 - Subsequent Events). Additionally, the Company's total liabilities exceed its total assets. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement its business plan and to generate profits sufficient to become financially viable. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

     The accompanying financial statements include the following business segment information for the years ended September 30:

                                                                        2002            2001             2000
                                                                   --------------  --------------  --------------

         REVENUES:
               Mortgage                                            $     114,598   $      17,670   $      35,161
               Advertising                                                51,456          48,149          26,164
                                                                   --------------  --------------  --------------

                                                                   $     166,054   $      65,819   $      61,325
                                                                   ==============  ==============  ==============

         OPERATING LOSS:
               Mortgage                                            $     147,236   $     132,131   $     170,710
               Advertising                                               194,656         149,464         221,336
                                                                   --------------  --------------  --------------

                                                                   $     341,892   $     281,595   $     392,046
                                                                   ==============  ==============  ==============

         DEPRECIATION:
               Mortgage                                            $       2,091   $       2,114   $       2,057
               Advertising                                                13,414          13,389          10,014
                                                                   --------------  --------------  --------------

                                                                   $      15,505   $      15,503   $      12,071
                                                                   ==============  ==============  ==============

         PURCHASE OF PROPERTY AND EQUIPMENT:
               Mortgage                                            $        -      $        -      $       1,559
               Advertising                                                 1,761           2,313          45,557
                                                                   --------------  --------------  --------------

                                                                   $       1,761   $       2,313   $      47,116
                                                                   ==============  ==============  ==============

                                                                                                      (Continued)


NOTE 8 - SEGMENT INFORMATION, CONTINUED
---------------------------------------

         PROPERTY AND EQUIPMENT - NET:
               Mortgage                                            $       5,883   $       7,974   $      10,458
               Advertising                                                 8,064          19,717          35,543
                                                                   --------------  --------------  --------------

                                                                   $      13,947   $      27,691   $      46,001
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

There were no changes in or disagreements with accountant on accounting and financial disclosure.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT. EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of RWireless are as follows:

                 Name                   Age                          Position
                 ----                   ---                          --------
            Mark S. Neuhaus             48              Chairman of the Board of Directors
                                                                   and President
                                                             (Chief Executive Officer)

              Ned Baramov               29                      Secretary-Treasurer
                                                             (Chief Financial Officer)

         Nicole Bloom Neuhaus           31                           Director

           Robert S. Wilson             80                           Director

         The terms of each of the directors expires at the next annual meeting of the stockholders, the date for which has not been set by the Board of Directors. The officers serve at the pleasure of the Board of Directors.

         Robert Wilson, a former director, resigned on April 30, 2003. Mr. Wilson did not receive any compensation as a director, for the period October 1, 2002 - April 30, 2003.

         Nicole Bloom Neuhaus, a former director, resigned on November 4, 2003. Mrs. Neuhaus did not receive any compensation as a director, for the period October 1, 2002 - November 4, 2003.

         Bryce N. Batzer, a former director, was killed in an automobile accident on December 15, 2002. No arrangements have been made to fill the vacancy created by his death or otherwise or for any other person to become a director of RWireless. All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of RWireless or any of its subsidiaries or any committee thereof. Any non-employee director of RWireless or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of RWireless is appointed by and serves at the discretion of the Board of Directors.

         None of the officers or directors of RWireless is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than RWireless.

         The business experience of each of the persons listed above during the past five years is as follows:

         Mark S. Neuhaus has been the founder of several startup companies, including Solar Electric Engineering in 1997, which later became US Electric Car. Mr. Neuhaus was one of the founding shareholders of Interactive Motorsports and Entertainment. Mr. Neuhaus manages several funds which specialize in financing small cap public companies, owned by himself and his wife, Nicole Bloom Neuhaus, a former director of RWireless, which has been his principal occupation since 1995. MA&N, which acquired a controlling interest in RWireless on December 12, 2002, is jointly owned by Mr. and Mrs. Neuhaus.

         Ned Baramov currently (and has since mid 2002) works at a privately held hedge fund in New-York-City which specializes in small-cap and penny stocks and which is owned by Mark S. Neuhaus, director of RWireless who also owns MA&N which controls the Company. Mr. Baramov will continue at his position with the hedge fund while he serves as Secretary Treasurer of RWireless. From 2000 until 2002 he was enrolled in the Fuqua School of Business at Duke University, from which he received his MBA. Mr. Baramov spent the previous two years in the Bulgarian Ministry of Industry, working as a senior associate in the Privatization Department, helping attract foreign investors, and assisting in selling state-owned companies.

         Robert S. Wilson was Chairman of the Board and Chief Executive Officer of RWireless since its incorporation in July 2000 until December 12, 2002, has been a director and Chairman of the Board of Directors of Direct since September 30, 1998, becoming Chief Executive Officer on July 31, 2000 following the resignation of the then President of Direct, and has been Chairman of the Board and Chief Executive Officer of Homes from April 22, 2000, having been the sole director of Homes from its incorporation in December 1999. Mr. Wilson has submitted resignations from all his positions with the Company, which the Company may act upon in its discretion. Mr. Wilson was Chairman of Apple Homes Corporation, the former parent of Direct, from 1993 until his resignation on June 30, 1999. Prior thereto, he was, for many years, a stockbroker.

         Nicole Bloom Neuhaus has been engaged in sales and marketing endeavors for over 6 years and has been the lead negotiator in several acquisitions. Mrs. Neuhaus is co-owner of MA&N, the controlling entity of RWireless, with her husband, Mark S. Neuhaus, who is Chairman of the Board and President (Chief Executive Officer) of RWireless. Mrs. Neuhaus has studied throughout Europe and the United States and is multi-lingual, speaking 3 languages fluently.

         Robert S. Wilson may be deemed to be a promoter of the Corporation. See
ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS - PROMOTER AND CONTROLLING PERSONS. Robert S. Wilson and Bryce N. Batzer may have been deemed the controlling persons of the Company in view of their positions as directors and the largest shareholders of the Company, until the control of the Company was changed on December 12, 2002. Thereafter, MA&N, which holds a majority of the outstanding RWireless Common Stock, and Mark S. Neuhaus, a director and jointly with Nicole Bloom Neuhaus, owner of MA&N, may be deemed the controlling persons of the Company, along with the other director, Ned Baramov.

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

ITEM 10. EXECUTIVE COMPENSATION.

         On December 12, 2002, the issuance of 5 year options to purchase 294 341 shares of RWireless Common Stock at $0.01 per share to Robert Wilson, then Chairman and Chief Executive Officer of the Company was authorized in lieu of $54,000 in compensation during calendar 2001, $8,000 in indebtedness of the Company and an additional $10,000 in advances to the Company together with any interest on any of these amounts for a total of $73,585. The options have not yet been issued. Mr. Wilson was an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         On January 15, 2003, the Company's Board of Directors decided that 3,000,000 shares and 1,500,000 shares of the Company's Common Stock be issued and registered under an S-8 Registration Statement of the 1933 Securities Act, for the yearly compensation of Mark Neuhaus, Chief Executive Officer, and Ned Baramov, Secretary/Treasurer respectively. The basis per share used in the estimation of salary expense for the two executives was $0.05, management's estimate of the fair value, which estimate considered the stock price on January 15, 2003, and a discount which reflects the restricted status of the newly registered shares. Mark Neuhaus also received a salary of $25,000 per month, which the Company will pay when cash flow is sufficient, according to employment agreement signed on January 15, 2003. On December 23, 2003, the Company's Board unanimously resolved to rescind Mr. Neuhaus' salary, reducing salary expenses through December 31, 2003 by $300,000.

         The following table sets forth all compensation paid by the Company for services rendered to the Company for the fiscal years ended September 30, 2003, 2002, 2001 and 2000 to the persons indicated.

                                                            Summary Compensation Table

                                                     Fiscal                                                     All Other
           Name and Principal Position                Year    Cash Compensation     Stock Compensation        Compensation
           ---------------------------                ----    -----------------     ------------------        ------------
                   Mark Neuhaus                       2003           $-0-              $150,000(1)                $-0-
               Chairman and C.E.O.
                R Wireless, Inc..

                   Ned Baramov                        2003           $-0-               $75,000(2)                $-0-
         Secretary - Treasurer and C.F.O.
                 R Wireless, Inc.

                 Robert S. Wilson                     2003           $-0-                  $-0-                   $-0-
            Former Chairman and C.E.O.                2002          $4,977              $13,016(3)                $-0-
               HOM Corporation (4)                    2001          $9,954              $26,046(3)                $-0-
                                                      2000          $5,192                 $-0-                   $-0-


---------------

(1) On January 15, 2003, the Company's Board of Directors decided that 3,000,000 shares RWireless's Common Stock be issued and registered under an S-8 Registration Statement of the 1933 Securities Act, for the yearly compensation of Mark Neuhaus, Chief Executive Officer. The basis per share used in the estimation of salary expense was $0.05, management's estimate of the fair value, which estimate considered the stock price on January 15, 2003, and a discount which reflects the restricted status of the newly registered shares.

(2) On January 15, 2003, the Company's Board of Directors decided that 1,500,000 shares RWireless's Common Stock be issued and registered under an S-8 Registration Statement of the 1933 Securities Act, for the yearly compensation of Ned Baramov, Secretary - Treasurer. The basis per share used in the estimation of salary expense was $0.05, management's estimate of the fair value, which estimate considered the stock price on January 15, 2003, and a discount which reflects the restricted status of the newly registered shares.

(3) Mr. Wilson had agreed to accept shares of RWireless common stock for his salary through December 31, 2001, of which $36,000 was earned during fiscal 2001 and $18,000 was earned during fiscal 2002. On December 12, 2002, Mr. Wilson agreed to accept options to purchase 294,341 shares of RWireless common stock in lieu of obligations for compensation and funds loaned to, or advanced on behalf of, the Company. Such options have not been issued.

(4) Robert S. Wilson has been Chairman and Chief Executive Officer of RWireless since its Consent of Directors of R Wireless, Inc. in lieu of a first meeting of directors, effective June 16, 2000, until December 12, 2002. RWireless became the investor owned company, with Direct as a subsidiary, when Direct merged with a subsidiary of RWireless effective July 5, 2000. Robert Wilson resigned as Director of R Wireless, Inc. on April 30, 2003.

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

EMPLOYMENT AGREEMENTS

         On January 15, 2003, the Company's Board of Directors agreed on the compensation for the year 2003 for Mark Neuhaus, Ned Baramov, and Donald Rizzuto. It was resolved that a total of 6,000,000 shares of the Company's common stock be issued, and registered under an S-8 Registration Statement of the 1933 Securities Act. According to employment agreement from January 15, 2003, between the Company and Mark Neuhaus, the latter received 3,000,000 shares of R Wireless common stock, as a Chairman and Chief Executive Officer of the Company. A similar employment agreement, from January 15, 2003, between the Company and Ned Baramov, set the 2003 compensation for the latter, as Secretary/Treasurer of the Company, to 1,500,000 shares of R Wireless common stock.

         On Januray 15, 2003 Donald Rizzuto signed a retainer agreement, according to which he received 1,500,000 shares of RWireless common stock, as a legal counsel of the Company.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, to the best of the Company's knowledge, as of February 4, 2004 with respect to each person known by the Company to own beneficially (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) more than 5% of the outstanding RWireless common stock, each director, each executive officer and all directors and officers as a group.

                                                        Amount and Nature of
    Name and Address of Beneficial Owner (1)            Beneficial Ownership              Percent of Class (2)
    ---------------------------------------             --------------------              --------------------
Mark S. Neuhaus(a)                                          7,662,626(3)                         49.7%
P.O. Box 5629
Ketchum, ID 83340

Ned Baramov(a)                                               1,500,000                            9.7%
2025 Broadway, 23F
New York, NY 10023

Nicole Bloom Neuhaus                                        4,647,626(4)                         30.1%
P.O. Box 5629
Ketchum, ID 83340

MA&N LLC                                                     4,647,626                           30.1%

All directors and executive officers as a group              9,162,626                           59.4%


----------

         (a) Director and executive officer
         (b) Director

(1) Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.

(2) Based upon 15,418,651 shares of common stock outstanding as of February 4, 2004.

(3) Represents shares held by MA&N (4,647,626), shares received as compensation for 2003 (3,000,000), and shares acquired in the open market (15,000). Mr. Neuhaus has a 50% equity interest in MA&N and his wife, Nicole Bloom Neuhaus, also has a 50% equity interest. Mr. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to his wife's beneficial interest.

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

FISCAL YEAR ENDED SEPTEMBER 30, 2002

         On October 27, 2002, Bryce N. Batzer, a director of RWireless, loaned $19,000 to the Company. In late November and early December 2001, Judith C. Wilson, the wife of Robert S. Wilson, Chairman and CEO of RWireless, transferred to a brokerage account of Homes marketable securities that were sold forthwith upon transfer for aggregate net proceeds of $34,657, resulting in an advance to the Company by Mrs. Wilson in that amount. Mrs. Wilson has been reimbursed $11,000 of such amount, leaving $23,657. Both the loan by Mr. Batzer and the advance by Mrs. Wilson were on a demand basis, Mr. Wilson's loan was evidenced by a note bearing interest at 12% per annum.

         On January 9, 2002, the Company authorized the issuance of RWireless common stock upon conversion of loans by David R. Baker, a partner of Baker, Johnston & Wilson, counsel to the Company, and Bryce N. Batzer, a director of RWireless, including the unpaid interest on such loans to January 9, 2002, and advances by Judith C. Wilson, wife of Robert S. Wilson, a director of RWireless, to the Company, on the basis of $.25 per share

         To limit his ownership in the Company to meet guidelines set by the professional liability insurers of his firm, Mr. Baker's loans were not to be converted to the extent and so long as such conversion would cause his beneficial ownership of RWireless common stock, including RWireless common stock owned by his law firm, to exceed 9.9% of the outstanding shares of RWireless common stock.

As a result of such authorization, the following shares of RWireless common stock have been issued:

         (a) 178,682 shares to Bryce N. Batzer in conversion of his $43,000 in loans to the Company and $1,670interest thereon to January 9, 2002, or a total of $44,670, and

         (b) 94,627 shares to Judith C. Wilson in conversion of her $23,657 in net advances to the Company.

         (c) 47,206 shares to David R. Baker in conversion of interest to January 9, 2002 of $1,386 on his $30,000 principal amount of loans to the Company, and $10,416 principal amount, or a total of $11,802, leaving a remaining unpaid principal amount of Mr. Baker's loans to the Company of $19,584 with interest thereon of 12% payable from January 9, 2002, which was agreed to be converted when and to the extent such conversion would not cause Mr. Bakers beneficial ownership of RWireless common stock to exceed 9.9% of the total RWireless common stock outstanding.

         Through December 31, 2001, the Company accrued $54,000 of salary for Robert S. Wilson, Chairman and CEO of RWireless. Mr. Wilson had indicated his willingness to accept RWireless common stock on the basis of $.25 a share in payment of his salary, after deduction of withholding of income and FICA taxes, such stock to be issued to him not later than June 30, 2002, and on January 9,

2002, the Company authorized such issuance. The Company and Mr. Wilson subsequently agreed to extend that deadline to December 31, 2003. estimated that such withholding payments would be $14,931 and that Mr. Wilson, therefore, would be granted 156,276 shares in payment of the remaining $39,069 of his salary.

         On June 27, 2002, 41,600 shares of RWireless common stock were issued to Robert S. Wilson, Chairman and Chief Executive Officer of RWireless, at $.25 a share pursuant to a previous arrangement for the satisfaction of loans to RWireless of $8,000 on February 13, 2002 and $2,000 on February 21, 2002, plus interest to the date of authorizing satisfaction of $400, for a total of $10,400.


FISCAL YEAR ENDED SEPTEMBER 30, 2002

         On January 15, 2003, the Company's Board of Directors agreed on the compensation for the year 2003 for Mark Neuhaus, Ned Baramov, and Donald Rizzuto. It was resolved that a total of 6,000,000 shares of the Company's common stock be issued, and registered under an S-8 Registration Statement of the 1933 Securities Act. According to employment agreement from January 15, 2003, between the Company and Mark Neuhaus, the latter received 3,000,000 shares of R Wireless common stock, as a Chairman and Chief Executive Officer of the Company. A similar employment agreement, from January 15, 2003, between the Company and Ned Baramov, set the 2003 compensation for the latter, as Secretary/Treasurer of the Company, to 1,500,000 shares of R Wireless common stock.

         On Januray 15, 2003 Donald Rizzuto signed a retainer agreement, according to which he received 1,500,000 shares of RWireless common stock, as a legal counsel of the Company.

            The basis per share used in the estimation of salary and professional expenses was $0.05, management's estimate of the fair value, which estimate considered the stock price on January 15, 2003, and a discount which reflects the restricted status of the newly registered shares.


PROMOTER AND CONTROLLING PERSONS

         Robert S. Wilson may be deemed to be a promoter of the Company in view of his role in arranging the spin off of one share of the common stock of Direct for each 10 shares of common stock of Apple Homes, Inc. Mr. Wilson received no compensation or other payments related thereto, although, as a shareholder of Apple Homes, Inc., he received 19,414, and members of his immediate family received 5,390, shares of the common stock of Direct. MA&N may be deemed a parent of RWireless in view of its ownership of 51% of the outstanding RWireless common stock.

         MA&N, through its majority ownership of the outstanding RWireless common stock, and Mark S. Neuhaus and Nicole Bloom Neuhaus as the owners of MA&N and directors of RWireless (Mr. Neuhaus is the Chairman and President (Chief Executive Officer) of RWireless) may be deemed the controlling persons of RWireless, along with Ned Baramov, a director and Secretary-Treasurer of RWireless.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed with this Registration Statement:


Exhibit No.             Exhibit Name
-----------             ------------

2.1 Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of RWireless Corporation dated December 12, 2002 by and between MA&N LLC and RWireless Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
2.2 Sale of Assets Agreement dated November 15, 2002 by and between RWireless Corporation and Stuckey Enterprises (list of assets omitted, to be furnished upon request of the Commission) (1)
3.1               Articles of Incorporation of RWireless Corporation (2)
3.2               By-Laws of RWireless Corporation (1)
3.3               By-Laws of RWireless Corporation as adopted December 12, 2002
4. Instrument defining rights of holders (See Exhibit No. 3.1, Articles of Incorporation - Article Four)
10.1              Agreement with B. Michael Pisani (2)
10.3 Agreement dated June 22, 2001 between Howard Bronson and RWireless Corporation (3)
21.1              List of Subsidiaries of RWireless Corporation (2)
99.5              Consent of Elliott Davis, L.L.C.

(1) Incorporated by reference to the exhibit as filed with Form 8K of RWireless, Inc., with Securities and Exchange Commission filing date of December 27, 2002.

(2) Incorporated by reference to the exhibit as filed with Form 10-SB of RWireless, Inc., with Securities and Exchange Commission filing date of February 9, 2001.

(3) Incorporated by reference to the exhibit as filed with Form 10-SB/A2 of RWireless Corporation, with Securities and Exchange Commission filing date of August 31, 2001.


ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES
         The total audit fees paid by the Company for the fiscal year ended September 30, 2002 were $39,418. The audit fees paid by the Company for the fiscal year ended September 30, 2001 were $19,600. There were no other audit related paid during these periods.

TAX AND OTHER FEES
         The Company paid tax and other accounting-related fees amounting to $2,512 and $2,881 for the fiscal years ended September 30, 2002 and September 30, 2001 respectively.

         As set forth herein, on December 12, 2002, there was a change of control of the issuer. Mark S. Neuhaus was appointed Chairman of the Board and President (Chief Executive Officer), and Ned Baramov was appointed Secretary-Treasurer (Chief Financial Officer), of RWireless. They have learned that, as of December 12, 2002, there were no formal controls or procedures that were designed to ensure that information that is required to be disclosed by the Company in the reports that it files or submits under the Securities and Exchange Act of 1934, as amended ("Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the rules and regulations of the Securities and Exchange Commission. See "disclosure controls and procedures" as defined in Rule 13a-14(c) of the Exchange Act. Because of the limited staff of the Company, the former Chairman of the Board and Chief Executive Officer of the Company, Robert S. Wilson, was personally involved in all significant transactions of the Company, so that he would have personal knowledge of the matters as to which Messrs. Neuhaus and Baramov make certification following the signatures to this annual report. Mr. Wilson has been involved in the preparation and review of this annual report, including the financial statements herein, and has certified the accuracy of the facts set forth herein to the best of his knowledge.

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

                                R Wireless, Inc.
                                  (Registrant)

                             By /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                             Date: February 17, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                             Date: February 17, 2004