Form 10KSB/A
period 2003-09-30
R WIRELESS INC
filed 2004-03-12
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                  FORM 10-KSB/A

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
                  For the fiscal year ended September 30, 2003

                         Commission file number 0-32335

                                R Wireless, Inc.
                                ----------------
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

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year.

       Revenues from continuing operations                            $38,014
       Revenues from discontinued operations                          $18,961
       ----------------------------------------------------------------------
       Total revenues for the year ended September 30, 2003           $56,975

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

       On March 4, 2004, shares of common stock of the issuer, its only common equity, were sold at $0.10 a share. Based on such price, and 6,131,025 common shares outstanding as of March 4, 2004, excluding 9,162,626 common shares held by affiliates, the aggregate market value of the common stock of the issuer was $613,103.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date.

         As of March 4, 2004, there were 15,293,651 shares of common stock outstanding. Transitional Small Business Disclosure Format (Check one): Yes [ ]; No [X]

                                     PART I
ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE STRUCTURE

         R Wireless, Inc. ("R Wireless" or the "Company"), formerly HOM Corporation ("HOM"), a Georgia corporation incorporated on May 4, 2000, is a holding company. R Wireless has two wholly-owned subsidiaries, Homes By Owners, Inc. ("Homes"), a Georgia corporation incorporated on December 6, 1999, and Direct Lending, Inc. ("Direct"), a Georgia corporation incorporated on January 9, 1997 and formerly known as Southern States Lenders, Inc. Homes publishes and distributes a periodic magazine, FOR SALE BY OWNER, formerly known as FOR SALE BY OWNER AND BUILDER and HOMES BY OWNERS. FOR SALE BY OWNER lists residential properties for sale by their owners in the Augusta, Georgia/Aiken, South Carolina metropolitan areas and contains advertisements, most, but not all, of which relate to the real estate business. Homes has acquired all the outstanding equity of Freedom Homes, Inc. ("Freedom"), a Georgia corporation, in exchange for 70% of Homes' common stock outstanding, subject to raising at least $500,000, which has not occurred. Freedom is a retail seller of manufactured homes, based in Columbus, Georgia. The deadline for raising $500,000 has been extended to April 5, 2004. If the $500,000 is not raised by such date or its further extension, the Freedom common stock will be returned to its principal owner, Jim Evans, and the Homes common stock will be returned to Homes.

         Direct, which is now inactive, was a licensed mortgage broker that worked with various financial institutions and underwriters prior to the sale of substantially all its business assets, including the name Direct Lending, Inc., on November 25, 2002. SEE FORMER BUSINESS OF DIRECT LENDING, INC. R Wireless, Homes and Direct are collectively referred to as the "Company."

SUMMARY OF CURRENT RESULTS AND RECENT DEVELOPMENTS

         At present, the Company is not profitable. As a result, Company management sought acquisitions, joint ventures and business arrangements that would include profitable operations and attractive business activities enabling R Wireless to raise additional funds and cost sharing ventures.

         In implementation of this search, on December 12, 2002 R Wireless sold 4,647,626 shares of its common stock to MA&N LLC ("MA&N"), a Nevada limited liability company, which represented 51% of the 9,112,992 shares of R Wireless common stock issued or issuable as of that date. The consideration for this sale was (a) the provision of Internet Service Provider, or ISP, wireless service from not less than 5 nodes, (b) MA&N consulting for at least two years on financial and management matters, (c) arranging for personnel to manage the Company, (d) administering the Company's business plan being developed by MA&N to acquire additional business operations in the ISP wireless business, and (e) funding accounting and legal costs of specified filings with the U. S. Securities and Exchange Commission, including this Form 10-KSB (which will include currently outstanding accounting fees, estimated to be in the range of $75,000 - $100,000). The continuation of the Company's operations is dependent on raising sufficient working capital and the implementation of a successful business plan.

         The Company has contemplated business opportunities in the wireless fidelity business, more commonly known as Wi-Fi industry (the term is used generically when referring to any type of 802.11 network, whether 802.11b, 802.11a, dual-band, etc.). Due to the competitive nature of the Wi-Fi business, resulting from numerous entries of large companies with significant research and development capabilities, R Wireless has not been able to establish itself in this industry. Various acquisitions have been considered, some of which required extensive due diligence and research, but none of these were completed.

         Apart from the proposed Wi-Fi service, the only business conducted by the Company is through Home's periodic magazine, FOR SALE BY OWNER, and its related website. This business has not been profitable, although the current reductions in personnel and office space allowed it to minimize losses from the magazine exclusive of any allocated management costs.

HISTORY OF R WIRELESS, INC. (FORMERLY HOM CORPORATION)

         Direct was acquired by Apple Homes Corporation ("Apple") on October 1, 1998. Subsequently, Apple spun off Direct, as Apple determined that it was not appropriate to continue to conduct the mortgage business of Direct. The shareholders of Apple of record on March 1, 1999 received one share of Direct common stock for each 10 shares of common stock of Apple that they then held, fractional shares being rounded up to the next full share. Additional common stock of Direct was sold to private investors. In late 1999, Direct determined that it would be desirable to use a separate entity for the real estate for sale by owner business (or "FSBO" business, as referred to in the industry) it wished to enter. Homes was established for this purpose.

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

         On December 12, 2002, MA&N acquired control of the Company through purchase of a majority interest in HOM and causing the majority of the directors of HOM to be persons associated with MA&N. The name of the Company was changed from HOM Corporation to R Wireless, Inc. effective as of January 22, 2003. Furthermore, the following changes were implemented: CUSIP number changed to 74976E 10 4 as of February 4, 2004, and the trading symbol changed to RWLS as of February 19, 2003.

PROPOSED WI-FI BUSINESS ACTIVITIES

         In accordance with MA&N's strategic plan, the Company has attempted to enter the Wi-Fi business. Wi-Fi allows personal computers and other hand held devices to connect to the Internet without wires at high speeds comparable to DSL and Cable access, so that the Internet becomes easier to connect to and more accessible to Internet users. Wi-Fi antennas act as wireless Internet-access transmitters and receivers, creating "hotspots". A hotspot is a public access point -- typically in a hotel, airport, restaurant or other public locations -- that allows wireless-enabled computers and other devices to access the Internet. The user pays for this service by buying a "day pass" from the hotspot operator, or by signing up for a monthly subscription that allows use of the Internet from anywhere in a network of access points. There are hotspots, such as those located in airport clubs, parks and hotels. which provide free Internet service. Wi-Fi Internet Access is becoming an increasingly popular method of accessing the web.

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

         The Company is arranging to build wireless sites, commonly known as nodes, in the Borough of Manhattan in New York City, New York. To date, one node has been completed. R Wireless is also seeking to make acquisitions and form strategic alliances within the Wi-Fi industry countrywide. While the Company believes that by rapidly establishing a Wi-Fi network, it will gain a niche in the Wi-Fi business to exploit or to sell to others, the Company understands that the Wi-Fi business has yet to be shown to be profitable. Revenues could be produced by a Wi-Fi business through the provision of an advertising medium, through fees for use of the Wi-Fi network, or both. Fee charging Wi-Fi networks justify their cost through enhanced service and security. The Company has not yet determined which revenue sources it will seek for its Wi-Fi business. A potential issue for Wi-Fi providers arises from lack of control over Wi-Fi customers. Theoretically, after a small investment in equipment, all users in the same house or even neighborhood could use a single stationary internal connection, while paying for a single back-up.

         R Wireless built its first node in January 2003. The project was completed by Cloud Networks ("Cloud"). The node is located in MA&N's offices at 120 East 87th Street in New York. R Wireless signed a one-year consulting agreement with Cloud on February 11, 2003, whereby Cloud would act as a consultant in connection with the potential acquisition of certain wireless networking related assets. Cloud was formed in September 2002 to provide wireless LAN consulting and management services to the commercial property management and retail industry in the United States and internationally. Cloud participated in key public space wireless projects in New York City, such as the Bryant Park Wireless Network, Bowling Green Wireless Network, and the Brooklyn Museum of Art. Cloud employs widely recognized Wi-Fi pioneers, including the founders of NYCWireless - the first and largest wireless community network in the United States.

         R Wireless, jointly with Cloud, developed a plan to build three additional nodes in the following locations in the Borough of Manhattan in New York City:
     1.       10 West 66th street
     2.       30 Broad Street
     3.       828 Broadway.
These projects have not yet been completed.

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

         Cloud's report identified some key advantages, such as a high number of nodes, good customer base in the Boston area, and extensive research done by the previous company (Broadband 2 Wireless, Inc.). However, there were some major shortcomings, such as low network capacity, incompatibility of hardware with other, more popular Wi-Fi hardware brands, and prohibitively high costs of retrofitting the existing equipment. Consequently, R Wireless did not complete a deal with Access.

         On October 28, 2003 R Wireless signed a letter of intent with Todd Myers, principal and majority shareholder of Airpath Wireless, Inc. ("Airpath"), with an understanding to acquire, or enter in strategic alliance with, Airpath (www.airpath.com). Airpath is a service provider in the wireless communications industry and the developer of WiBOSS, a world leading carrier-grade public access management platform. The platform simplifies deployments, operations and management of public Wi-Fi access point locations. Utilizing Airpath's managed solutions, Wi-Fi service providers can enter the Wi-Fi industry quickly, while Airpath manages all operations. The company manages roaming settlement and clearing for over 350 Wi-Fi access providers, using its Wi-Fi roaming platform. The deal with Airpath has not been finalized yet and there are no assurances about the outcome of future negotiations.

         The Company has also considered business activities other than Wi-Fi, but none has resulted in a firm arrangement or binding agreement.

COMPETITIVE ENVIRONMENT OF THE WI-FI BUSINESS

         Competition in the Wi-Fi business has intensified. In December 2002 there were approximately 3,000 hotspots in the U.S. That number has grown to more than 13,000 at the end of 2003 and is expected to grow to 30,000 by 2005. T-Mobile USA is reported to have installed nodes in over 4,000 Starbucks Cafes and to be spending $100,000,000 to build its own nationwide network. On December 5, 2002, AT&T, Intel and IBM announced the establishment of Cometa Networks with the intent to build thousands of Wi-Fi connections, such as these planned by the Company, into one nationwide network. In August 2003 SBC Communications, Inc. announced it would offer Wi-Fi service at 6,000 locations over the next three years. By the end of 2006, the SBC Communication's FreedomLink service is expected to encompass 20,000 sites in the company's 13-state territory and will integrate the service with Cingular's GSM/GPRS network. Also in August 2003 Nextel Communications, Inc. announced plans to use RadioFrame's technology to outfit businesses with indoor Wi-Fi service. In July 2003 Sprint pledged to offer Sprint PCS Wi-Fi Access in more than 2,100 locations by early 2004. And in May 2003, Verizon Communications unveiled plans to launch Wi-Fi services in New York City for its Internet access customers as part of a broader business plan for deploying public wireless hot spots. T-Mobile USA remains the carrier with the longest running relationship with Wi-Fi, having embraced the technology when it first purchased the assets of MobileStar back in October 2001. Management believes all of these companies have resources vastly superior to those of the Company.

BUSINESS OF HOMES BY OWNERS, INC.

         FOR SALE BY OWNER, Homes' periodic magazine, currently contains 40 pages. It has listings of residential properties for sale in the Augusta, Georgia and Aiken, South Carolina metropolitan area, and advertisements, most, but not all, of which relate to the real estate business. The residential listings usually take a horizontal quarter page and feature a color photograph of the house. The advertisements are of local realtors, service companies, providers and merchants, and have represented an increasing proportion of the revenue of FOR SALE BY OWNER magazine.

         Basic rates for a standard one-eighth-page residential listing are $75 to present a color photograph and text for one month or until the property is sold if listed on Homes' website. Standard rates for a quarter of a page are $199 to present a color photograph and text for one month, and $499 to present a color photograph and text for four months plus internet listing. In each case a durable sign with the legend "Homes By Owners" and a telephone number, usually of the homeowner but, at his option, of Homes, is available to the listing home owner for a fee of $30, refundable upon return of the sign. Most residential listings are in color and run for four months. Commercial rates range from $125 for a quarter page in one issue to $1,000 for a full page in three issues.

         Homes' revenues for the last three fiscal years are as follows:

                Fiscal year ended                     Revenues
                -----------------                     --------
                September 30, 2003                     $38,014

                September 30, 2002                     $51,456

                September 30, 2001                     $48,149

         FOR SALE BY OWNER is distributed throughout the Augusta/Aiken metropolitan area in racks provided by Homes. Distribution sites include supermarkets, drug stores, convenience stores, banks and commercial establishments, and a modest fee is paid to some high traffic locations, such as supermarkets. FOR SALE BY OWNER was originally replaced with a new issue every month. Homes combined some of its magazine issues during the past fiscal year, producing 8 issues for the period ended September 30, 2003. Currently, approximately 16,000 copies of an issue of FOR SALE BY OWNER are printed and distributed periodically to approximately 280 locations.

         Homes has established a website, www.homesbyowners.net, with information concerning Homes and its services, support services such as a calculator to help buyers determine what they can afford as well as color pictures and summary information about the listings. While most internet residential property presentations are in conjunction with a three month color listing in FOR SALE BY OWNER, a listing can be placed on the website for only $50. A website listing remains until the house is sold or the listing person directs that it be removed, subject to the right of Homes to remove stale listings.

         The Company has considered expanding the operations of Homes and entering the real estate brokerage market. The potential spin off of the Company is considered as a means of expanding the operations and changing the focus of Homes. In April 2003, Homes entered discussions Horizon Homes, a retailer organization, in Augusta, Georgia. A prospective site in Lincolnton, Georgia was considered as the potential location for building modular homes. This transaction did not materialize and all negotiations were suspended in July 2003.

         In July, 2003, Homes approached another company, Freedom Homes, Inc. ("Freedom"), established in Wrens, Georgia and currently based in Augusta, Georgia. The company has been in the real-estate brokerage industry for over 2 years. The primary business of Freedom has been buying and selling repossessed and new mobile homes, with plans to enter the newly-constructed homes business.

         Pursuant to the Stock Acquisition Agreement dated as of September 4, 2003 between Jim Evans, sole owner of Freedom, R Wireless, and Homes, Mr. Evans acquired 70% of the outstanding shares of Homes' common stock (4,500,000 shares) in exchange for all outstanding shares of Freedom. Robert S. Wilson acquired 5% of the outstanding shares of Homes' common stock (300,000 shares) in partial consideration for past and future services provided to Homes. R Wireless owns the remaining 25% of the outstanding shares of Homes' common stock (1,500,000 shares). The certificates for the Homes and Freedom shares were delivered to David R. Baker, of counsel to Haskell Slaughter Young & Rediker, LLC, counsel to the Company, who serves as escrow agent, as described in the Escrow Agreement dated as of September 4, 2003 between Jim Evans, R Wireless, Homes and David R. Baker (SEE EXHIBITS 2.3, 2.4 AND 2.5). The transaction is subject to a condition subsequent that a financing for Homes of $500,000 must be completed by April 5, 2004. If such deadline is not met or further extended, the Stock Acquisition Agreement provides that Mr. Evans would receive his stock in Freedom back, and Homes would receive its 4,500,000 shares of common stock back.

COMPETITIVE ENVIRONMENT FOR HOMES BY OWNERS, INC.

         Currently there is no for-sale-by-owner ("FSBO") magazine in the Augusta/Aiken metropolitan area other than FOR SALE BY OWNER, although there are a few magazines, which contain photographs of homes for sale. THE SHOPPER is a free, weekly issue, which lists advertisements for automobiles, real estate, and furniture. THE SHOPPER is about 12 pages, of which half a page contains listings of real estate for rent or sale. TIDBITS is another free weekly issue of about 20 pages, which apart from a few news articles contains a wide range of advertisements, including advertisements from home builders and brokers. DIGEST OF HOMES, MORTGAGES AND PROPERTY is a free issue, of about 40 pages, printed in color, which contains advertisement from realtors only. The issue also lists all advertisements online, at www.digestofhomes.com. HOMES & LAND is another free issue in color, of about 88 pages, which contains listings by realtors of Augusta and the greater CSRA area. The issue also lists all advertisements online, at www.augustashomes.com. PHOTO BUYS is yet another free issue, which lists advertisements for automobiles, boats, homes, and other. The issue is published in full color as of recently and has about 24 pages, of which only 3-5 pages contain listings for houses.

         Homes must attract more listings and other advertising if FOR SALE BY OWNER is to become profitable. See MANAGEMENT'S DISCUSSION AND ANALYSIS. The Company has examples of FSBO magazines from other areas that seem to indicate that an area the size of the Augusta/Aiken metropolitan area can support a successful FSBO magazine. However, management believes that the profit FOR SALE BY OWNER can generate in the August/Aiken metropolitan area, even if successful, is limited.

         Although the FSBO approach is competitive with realtor brokerage in the sale of residential properties, it also can be complementary. The Company believes that a substantial portion of residential properties that it has listed for sale by owner, are not actually sold by their owners. If a sale is still needed, the intervention of a broker is sought. Thus FSBO residential listings can ultimately prove to be leads for real estate brokers.

         The Company has contemplated establishing or acquiring a realty company to realize the full benefits of synergy by combining the operations of Homes and a realty company. The Company has had discussions with individuals in light of establishing its own realty company and with existing realty companies about an acquisition or merger. The Company believes that there is a natural affinity between realtors and FSBO magazines. It believes a realty operation can otherwise benefit from access to the product stream generated by a FSBO magazine operation. For example, a realtor has the opportunity to identify distressed sale situations that can be acquired by the realtor at favorable prices.

SALE OF THE ASSETS AND BUSINESS OF DIRECT

         Direct was never profitable. During Fiscal 2002, the Company believed the sharp decline in interest rates and the resulting increase in the mortgage business both due to the greater affordability of residential housing through reduced monthly mortgage payments and the advantage of refinancing mortgage, would enhance Direct's business. As a result it substantially increased its personnel, taking additional space and otherwise incurring additional costs. Although, as noted below, the number of mortgage closings and the resulting revenue substantially increased, so did expenses. In addition, management determined that it lacked the management resources to effectively promote and control the mortgage business. As a result, in October 2002 it was decided to dispose of the mortgage business, which was completed on November 25, 2002 by the sale of substantially all the assets of Direct (other than its corporate records, but including the name, Direct Lending) to Stuckey Enterprises, Inc., an unaffiliated entity ("Stuckey"). Stuckey paid $5,000 down and agreed to pay $484 per month for three years, or a total of $20,000. Following the initial down payment of $5,000, Stucky made two payments of $484. In January 2003, the terms of the original agreement were renegotiated, and on January 14, 2003 Stuckey made one final payment of $10,000 in lieu of all remaining monthly payments. The total amount received from Stuckey was $15,968. R Wireless assumed the past liabilities of Direct. Mortgage transactions originating prior to October 25, 2002 were for the account of the Company and subsequent transactions were for the account of Stuckey. Stuckey assumed responsibility for the employees and premise and equipment costs from October 25, 2002, thus relieving the Company of these expenses.

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

                                                        Number of Mortgage
                     Period                                Loans Closed
                     ------                                ------------

          January 1, 1999-September 30, 1999*                   9
          October 1, 1999-September 30, 2000                   14
          October 1, 2000- September 30, 2001                   7
          October 1, 2001 - September 30, 2002                 52
--------------------
*  Prior records unavailable

GOVERNMENT REGULATION OF DIRECT

         As a mortgage broker, Direct was required to be licensed. Since the divestiture of the subsidiary, on November 25, 2002, Direct has not extended or renewed its mortgage license in Georgia.

COMPANY EMPLOYEES AND OTHER WORKERS

         The Company has no employees, and uses independent contractors for various services when needed. Robert S. Wilson, HOM's former Chairman and Chief Executive Officer, is currently acting on behalf of the Company, particularly for Homes, without receiving compensation. Mr. Wilson was awarded options to purchase 294,341 shares of R Wireless common stock at $.01 per share in lieu of $54,000 in compensation earned during calendar year 2001, and cash advances and accrued interest of $19,585 for a total of $73,585. The options have not yet been issued. Mr. Wilson is currently supervising Home's magazine, FOR SALE BY OWNER, with the aid of independent contractors. Homes has an independent contractor who distributes the magazine in the Augusta/Aiken metropolitan areas. Homes has paid, and is willing to continue to pay, commissions of 25% on advertisements and listings for FOR SALE BY OWNER magazine procured by third parties.

         Mark S. Neuhaus, Chairman and President of R Wireless, received 3,000,000 shares for his services to the Company in 2003. Ned Baramov, Secretary Treasurer of R Wireless, and Don Rizzuto, legal counsel for the Company, each received 1,500,000 shares as their compensation during 2003. Mark Neuhaus also was scheduled to receive a monthly salary of $25,000 a month, on a deferred basis. Subsequently, with the consent of Mr. Neuhaus, this salary was rescinded.

         During 2003, the Company, through MA&N, actively looked for an experienced executive from the Wi-Fi industry to head the Wi-Fi operations of R Wireless. A number of qualified candidates were interviewed and a preliminary employment agreement drafted. Due to the competitive nature of the Wi-Fi industry and the ability of leading companies to attract and retain such candidates via substantial compensation packages, none of the candidates was retained. The Company could only offer modest cash compensation and predominantly equity-based compensation.

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

BRIEF OPERATING HISTORY - NO ASSURANCE OF PROFITABILITY

         The Company has a brief operating history. Although Direct commenced its mortgage business in 1997, original management was replaced in the latter part of 1998 and dates from early 1999. See CORPORATE Development. Homes' magazine, FOR SALE BY OWNER, commenced in January 2000. The operations of neither Direct nor Homes have been profitable. The Wi-Fi business contemplated in the acquisition of a controlling interest in the Company by MA&N has researched acquisition opportunities, none of which have materialized. The exact nature of R Wireless's involvement is still in the process of definition and material expenses will be incurred before substantial revenues are generated, if ever. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to attract and retain sufficient customers to attain its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to offset not only its present expenses but these additional expenses to achieve profitability.

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

CONCENTRATION OF SHARE OWNERSHIP GIVES INSIDERS CONTROL

         MA&N owns 30.4% of R Wireless's outstanding common stock as of March 4, 2004. Mark Neuhaus owns 50.1% of the outstanding stock, including his ownership through MA&N. Ned Baramov owns 9.8% of the outstanding stock. The total number of shares owned by insiders is 59.9%. As a result, insiders can determine the outcome on all matters submitted to the shareholders. This concentration of share ownership may: (i) delay or prevent a change in control of the Company;
(ii) impede a merger, consolidation, takeover or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

NEED FOR, AND POSSIBLE DIFFICULTIES IN SECURING, FUTURE FUNDING, DIRECTLY OR THROUGH AN ALTERNATIVE TRANSACTION

         Although the Company believes that the resources of MA&N will be sufficient and available to fund its operations over the current year, MA&N is not contractually committed to fund the Company during that period and there is no assurance that such current year funding will be made. Thereafter the Company must secure future funding from MA&N or otherwise, either debt or equity, in order to finance its activities. Such funding will continue to be needed unless and until the operations of the Company become self-sustaining. There can be no assurance that any such funding will be available to the Company or that, if it is, it will be available on terms favorable to the Company. Prior to the acquisition of a controlling interest in the Company by MA&N, the Company financed a significant portion of its operations through the sale of stock to Robert S. Wilson, former Chairman of R Wireless, and to Bryce N. Batzer, a former director of R Wireless, and to a limited number of principal investors, and borrowed funds from a bank with a guarantee by Mr. Wilson, from Mr. Wilson personally, from Judith C. Wilson, Mr. Wilson's wife, from Mr. Batzer and from David R. Baker, a partner of former counsel to the Company. It is not anticipated that these funding sources will be available in the future. There can be no assurance that outside funding or an alternative transaction will be available to the Company at the time and in the amount to satisfy the Company's needs, or, if such funding or alternative transaction is available, that it will be available on terms favorable to the Company. If R Wireless issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of R Wireless's shares, or, in the case of an alternative transaction, will receive securities in a continuing entity providing them relatively lesser rights than they now possess. In case of a sale, shareholders' proceeds may be limited. In the event R Wireless issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than those currently possessed by holders of R Wireless's common stock. If a transaction directly involved Homes or Direct, current R Wireless shareholders might lose or be diluted in their indirect interests in Homes or Direct.

POSSIBILITY THAT NO PUBLIC MARKET OR ONLY A LIMITED PUBLIC MARKET WILL BE ESTABLISHED FOR THE COMMON STOCK OF R WIRELESS

         On August 14, 2002, NASD Regulation, Inc. cleared a broker's request for an unpriced quotation on the OTC Bulletin Board for R Wireless's common stock. Sales have been sporadic and have ranged from $.05 to $.45 a share. See MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         On February 19, 2004, the Company was delisted from the OTC Bulletin Board due to failure to file current financial statements with the Securities and Exchange Commission in an acceptable format. Management believes that upon completion of all due filings the Company will be able to reapply for the OTC Bulletin Board.

LIMITED ACCESS TO QUALIFIED PERSONNEL

         To be effective, the Company needs persons with the skills necessary to conduct the Wi-Fi business, to produce the magazine, and to maintain its website. It also needs persons with the ability to procure real estate listings and advertisements for the magazine. The Company is continually trying to attract and retain qualified personnel to conduct the Wi-Fi business. The Company has lacked the resources to train personnel, so it needed to find persons with the required experience, understanding, ability and effectiveness. The Company's financial position has made this difficult. See COMPANY EMPLOYEES AND OTHER WORKERS. The inability to attract and retain appropriate personnel may have a materially adverse effect upon the Company and its operations.

LEGAL AND REGULATORY RISK

         Laws and regulations, including securities laws and regulations, applicable to the Company's business and operations are extensive and complex. As a start up business with limited personnel and funding, the Company has taken actions without being able to fully ascertain their legal effect and potential conflict with applicable law and regulations. The Company believes that this situation often pertains to minimally-funded new businesses which are in a financial position similar to that of the Company. As a result, actions taken by the Company could subject it to regulatory review and challenge, and involve it in legal or administrative proceedings, that could have a material adverse affect on the Company.

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

ITEM 2. DESCRIPTION OF PROPERTY.

         The Company decided to retain its principal office at 4210 Columbia Road, Suite 10C, Martinez Georgia. Homes entered into an oral agreement with Discount Properties, Inc. setting the monthly rent at $200 on a month-to-month basis.

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

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

         The OTC Compliance Unit of NASD Regulations, Inc. cleared a brokers request for an unpriced quotation on the OTC Bulletin Board on August 14, 2002. From that date through September 30, 2002, the high and low sales prices for the R Wireless Common Stock as furnished by Divine Capital Markets LLC were as follows:

         Period                       High Sales Price           Low Sales Price
         ------                       ----------------           ---------------
August 15 - September 30, 2002             $0.45                      $0.23

         The high and low sales prices for the period October 1, 2002 - March 4, 2004 for R Wireless common stock were as follows:

         Period                       High Sales Price           Low Sales Price
         ------                       ----------------           ---------------
October 1 - December 31, 2002              $0.20                      $0.05
January 1 - March 31, 2003                 $0.25                      $0.07
April 1 - June 30, 2003                    $0.18                      $0.06
July 1 - September 30, 2003                $0.45                      $0.07
October 1 - December 31, 2003              $0.44                      $0.05
January 1 - March 4, 2004                  $0.20                      $0.05

         The average daily trading volume for the period October 1, 2002 - February 20, 2004 was 14,638 shares, and the maximum number of shares traded was 489,200, on January 22, 2004. The average high and low sales prices for the same period were $0.144 and $0.132 respectively. The highest and lowest sales prices were $0.45 and $0.05 respectively. All stated quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

         Actual sales have been sporadic with the highest trading activity reported in the quarter ended December 31, 2003. The average daily trading volume during this quarter was 39,783 shares. The most current reported sale was on March 4, 2004 at $0.10 a share.

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

         The shares of R Wireless's common stock are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to specified exceptions.
Section 15(g) sets forth requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. As a result, trading in R Wireless's common stock is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

         For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in R Wireless's common stock and may affect the ability of shareholders to sell their shares.

         As of February 4, 2004, there were approximately 101 shareholders of record of R Wireless's common stock, which figure does not take into account the beneficial ownership of those shareholders whose certificates are held in the name of broker-dealers or other nominees.

         As of February 4, 2004, R Wireless has issued and outstanding 15,293,651 shares of common stock. The Company has granted options to Bob Wilson for 294,341 shares, which have not been exercised yet. SEE COMPANY EMPLOYEES AND OTHER WORKERS. Of the total 15,293,651 shares outstanding, 10,649,984 shares are deemed "restricted securities," as defined by the Act, whose sale is subject to Rule 144 under the Act as having been held for less than two years. Certificates representing such shares bear an appropriate restrictive legend.

         Of R Wireless's total outstanding shares, as of February 4, 2004, approximately 4,643,667 shares are free trading and may be sold, transferred or otherwise traded in the public market. As of February 4, 2004, another 536,115 shares may be sold in compliance with the resale limitations of Rule 144 under the Act.

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

SALES OF EQUITY SECURITIES OF R WIRELESS DURING FISCAL 2003

         During the year ended September 30, 2003, the Company issued shares of R Wireless's Common Stock, and agreed to issue options to purchase R Wireless's Common stock as follows:

         References to investments are to cash investments unless otherwise stated.

(a) On September 24, 2002, a subsidiary of the Company was merged into Crowell & Co., Inc. resulting in expenses to the Company of $25,000, and proceeds of $30,101. The proceeds to the Company were in exchange for 75,256 shares of R Wireless Common Stock, issued on December 2, 2003. The shares were issued to 8 shareholders of Crowell & Co., Inc. It is believed that all, or substantially all such stockholders, are accredited investors. The proceeds from the transaction were used to cover various accounts payable. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

(b) On December 12, 2002, the Company agreed to sell MA&N LLC ("MA&N") 4,647,626 shares in consideration of:

         i. All rights relating to the provision of ISP wireless service from not less than five nodes, including effective lease or other authorization to use the locations involved and all necessary equipment.

         ii. Consultation with the Company for at least two years on financial and management matters with a view to materially enhancing the Company's performance.

         iii. Arranging for personnel who can effect the management of the Company.

         iv. Causing the Company to proceed with the contemplated business plan of acquiring additional entities or business operations in the ISP wireless business.

         v. Funding of current payment of accounting and legal fees to enable upcoming filings with the U.S. Securities and Exchange Commission to be made on Form 8-K with respect to this transaction and other relevant transaction and on Form 10-KSB with respect to the Company's fiscal year ended September 30, 2002 (which will include currently outstanding accounting fees), estimated to be in the range of $75,000 - $100,000.

         The total value of the consideration receivable from MA&N was valued at $232,000 on December 12, 2002. To date, MA&N has provided funding and services to the Company, for a total of $139,841. MA&N will continue to fund current expenses, previous operating obligations of the Company and its subsidiaries, Wi-Fi consulting services, Wi-Fi equipment acquisitions, and will provide management services until it has satisfied all its obligations, as stated in its agreement with the Company from December 12, 2002, and as defined by the estimated consideration value of $232,000.

         MA&N, which is owned by Mark Neuhaus, President of the Company, and his wife Nicole Bloom-Neuhaus, both of whom are accredited investors, is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         (c) On December 12, 2002, the issuance of 133,487 shares of R Wireless Common Stock to David R. Baker, partner of Baker, Johnston & Wilson LLP, former counsel to the Company was authorized, in lieu of $29,584 in loans to the Company, with an adjustment in lieu of interest of $3,969 and a further equitable adjustment of $818, or a total of $33,371. Mr. Baker is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         (d) On December 12, 2002, the award of 5-year options to purchase 294,341 shares of R Wireless Common Stock at $0.01 per share to Robert Wilson, then Chairman and Chief Executive Officer of the Company was authorized in lieu of $54,000 in compensation earned during calendar year 2001, and cash advances and accrued interest of $19,585 for a total of $73,585. The options have not yet been issued. Mr. Wilson is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         (e) On January 15, 2003, the issuance of 3,000,000 shares of R Wireless's Common Stock to Mark Neuhaus, Chief Executive Officer, for his yearly compensation was authorized. Mr. Neuhaus is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         (f) On January 15, 2003, the issuance of 1,500,000 shares of R Wireless's Common Stock to Ned Baramov, Secretary - Treasurer, for his yearly compensation was authorized. Mr. Baramov is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         (g) On January 15, 2003, the issuance of 1,500,000 shares of R Wireless's Common Stock to Donald Rizzuto, legal counsel to the Company and MA&N, for his yearly compensation was authorized. Mr. Rizzuto is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         (h) On September 12, 2003, the issuance of 600,000 shares of R Wireless Common Stock to Michael Pisani, consultant to the Company, was authorized in payment of $20,000 in fees for advisory services to the Company and the transfer by Mr. Pisani of 350,000 shares of previously owned R Wireless Common Stock. Mr. Pisani is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         As of September 30, 2003 the Company has never earned a profit, and has incurred an accumulated deficit of $1,773,731. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan envisioned by MA&N may elicit additional funds from third parties. However, the MA&N resources are finite and there can be no assurance of third party funding. The proposed Wi-Fi business has become very competitive and capital-use intensive. The large number of established telecommunications companies entering the Wi-Fi industry has reduced opportunities for R Wireless. Management believes that only equipment manufacturers are currently successful in generating profits in the Wi-Fi industry. Service providers have yet to develop a profitable business model.

         R Wireless has concentrated its efforts on strategic alliances, which could gradually be built into one functional business unit. The main focus of the Company was to acquire financially distressed Wi-Fi companies and leverage on their existing assets. R Wireless has not completed any of the initiated negotiations for mergers and acquisitions.

         The Company's original business, the mortgage banking business conducted by Direct, has been divested. See SALE OF THE ASSETS AND BUSINESS OF DIRECT. The magazine, FOR SALE BY OWNER, is currently operating at a small deficit. Should there be no allocation of general corporate overhead to its operation, management believes FOR SALE BY OWNER can at best be made marginally profitable. By terminating the mortgage banking operations of Direct and by reducing the expenses of producing the magazine, FOR SALE BY OWNER, the Company has substantially reduced its operating costs. However, these expense reductions do not eliminate the Company's current operating deficits. Development of the Wi-Fi business will substantially increase the Company's operating costs.

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

         The main sources of funds throughout the period ended September 30, 2003 were MA&N ($139,841), advances from shareholders ($8,650), and the sale of Direct's assets ($16,618). The main uses of funds throughout that period were payment of current expenses and previous operating obligations (SEE CONSOLIDATED STATEMENTS OF CASHFLOWS).

         On December 12, 2002 MA&N gained control over the Company through the acquisition of 4,647,626 shares of R Wireless Common Stock. Management valued the consideration at $232,000 in exchange for the shares. As of September 30, 2003 MA&N had provided funding for $114,841 in cash disbursements and $25,000 worth of consulting and management services. MA&N funded $15,320 in current obligations, $69,419 in accounting fees, $11,000 in legal fees, $3,600 in Wi-Fi consulting fees, $6,777 in current filing expenses, $6,325 in various current operating expenses, and $2,400 in Wi-Fi equipment. Although the Company's access to capital resources remains limited, MA&N's involvement has helped R Wireless maintain its current operations and consider potential Wi-Fi involvements and other possible business alliances. MA&N will continue to fund current expenses, previous operating obligations of the Company and its subsidiaries, Wi-Fi consulting services, Wi-Fi equipment acquisitions, and will provide management services until it has satisfied all its obligations, as stated in its agreement with the Company dated December 12, 2002, and as defined by the consideration value of $232,000.

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

         To date, the Company, with the help of MA&N, has acquired and installed one Wi-Fi node. All associated expenses, amounting to $2,400 were funded by MA&N.

RESULTS OF OPERATIONS

         During the fiscal 2003, the Company discontinued the operations Direct. Revenues from Direct were $18,961 in 2003, $114,598 in 2002, and $17,670 in
2001. The following analysis of the Company's operating results excludes the operations of Direct.

         o Year ended September 30, 2003 compared with year ended September 30, 2002.

         Revenues from continuing operations decreased $13,442 from $51,456 in 2002 to $38,014 in 2003, or 26.1%, as a result of fewer magazines printed and consequently less advertising revenues generated. The Company's subsidiary, Homes printed only 8 issues of FOR SALE BY OWNER during fiscal 2003, 4 issues less than the 12 issues printed in fiscal 2002.

         The operating loss from continuing operations increased $222,966 from $283,902 in 2002 to $506,868 in 2003, or $78.5%, principally as a result of an increase (i) in salaries, commissions and benefits of $250,067 from $62,896 in 2002 to $312,963 in 2003, or 397.6%, which increase was primarily due to the compensation of newly appointed executives, Mr. Mark Neuhaus, CEO and Mr. Ned Baramov, CFO, and legal advisor Mr. Rizzuto; (ii) in professional fees of $11,024, from $154,603 in 2002 to $165,627 in 2003, or 7.1%, which increase reflected the additional legal and accounting fees associated with filings under the Securities Exchange Act of 1934, and consulting fees related to the evaluation of potential Wi-Fi acquisition targets. The increase in professional fees and salaries, commission and benefits, was partially offset by the decrease
(i) in office, travel and other expense of $26,450, from $54,396 in 2002 to $27,946 in 2003, or 48.6% primarily due to the use of MA&N's offices for all Wi-Fi related activities; (ii) in magazine printing expenses of $12,746, from $38,086 in 2002 to $25,340 in 2003, or 33.5%, which decrease is consistent with the drop in the number of issues by one third, when compared to fiscal 2002;
(iii) in depreciation of $8,421 from $13,414 in 2002 to $4,993 in 2003, or 62.8%
due to the near fully-depreciated status of all fixed assets.

         Other expenses were reduced by $21,962, from $35,433 in 2002 to $13,471 in 2003 or 62%, primarily due to the decrease in unsuccessful business combination costs of $23,504, from $27,104 in 2002 to $3,600 in 2003, or 86.7%.
The Company relied on management's expertise to evaluate the attractiveness of potential acquisition targets and to negotiate the terms of draft agreements, thus reducing business combination expenses. All initiated talks with potential acquisition targets were suspended at a stage which did not require any financial commitments from the Company.

         o Year ended September 30, 2002 compared with year ended September 30, 2001.

         Revenue from continuing operations increased $3,307 from $48,149 in 2001 to $51,456 in 2002, or 6.9%, as a result of an increase in advertisements by local realtors, service companies and providers and merchants.

         The operating loss from continuing operations increased $70,274 from $213,628 in 2001 to $283,902 in 2002, or 32.9%, principally as a result of an increase (i) in professional fees of $72,584 from $82,019 in 2001 to $154,603 in 2002, or 88.5%, which increase reflected the additional legal and accounting costs associated with filings required under the Securities Exchange Act of 1934 and several proposed transactions that were not consummated (such increase in operating professional fees was partially offset by the decrease included in unsuccessful business combination costs referred to in the next paragraph), (ii) in office, travel and other expenses of $18,401 from $35,995 in 2001 to $54,396 in 2002, or 51.1%, principally as a result of an increase in office expenses. The increase in these expenses was partially offset by reductions of (i) $13,492 in salaries commissions and benefits, from $76,388 in 2001 to $62,896 in 2002, or 17.7% due to the reduced number of employees, (ii) $11,161 in rent, from $14,986 in 2001 to $3,825 in 2002, or 74.5% as a result of renegotiating the Company's lease agreement and cutting back on the rented office space, (iii) $4,730 in website maintenance from $4,800 in 2001 to $70 in 2002, or 98.5% due to the insignificant maintenance fee paid, once the initial set-up and design of the website has been completed.

         Other expense decreased by $29,334 from $64,767 in 2001 to $35,433 in 2002, or 45.3%, principally as a result of a decrease in unsuccessful business combination costs of $30,043 from $57,147 in 2001 to $27,104 in 2002, or 52.6%, as a result of the reduction of incurred costs in connection with the Company's proposed business combination with Connectivity, Inc. and Mobile.com.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         As at September 30, 2003, the Company has tax net operating loss carryforwards totaling $1,662,790 that expire in 2018 through 2023. Approximately $1,190,000 of the net operating loss carryforwards were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

         Net operating losses after December 12, 2002 were $472,790. The total net operating losses available to the Company to offset future taxable income is $896,790. In view of the anticipated losses sustained in the three months ended December 31, 2003, the net operating loss carryforwards will have increased as of that date. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with $6,521 relating to intangible assets and $17,149 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $288,571 as of September 30, 2003, offset by deferred tax liabilities relating to property and equipment in the amount of $649, leaves a net deferred tax asset of $287,922 that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $287,922, or 100%, has been taken against net deferred taxes as of September 30, 2003. A larger equivalent valuation will be taken against the larger amount of such assets as of December 31, 2003. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. SEE NOTE 4 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

RECENTLY ISSUED ACCOUNTING STANDARDS
         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-based Compensation - Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have a material effect on the Company's financial position or results of operations.
         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have a material impact on the financial condition or operating results of the Company.

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have a material impact on the financial condition or operating results of the Company.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a material effect on the Company's financial position or results of operations.

         Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

ITEM 7. FINANCIAL STATEMENTS.

         The Company's consolidated balance sheets as of September 30, 2003 and 2002 and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the years ended September 30, 2003, 2002 and 2001 have been examined to the extent indicated in their report by Elliott Davis, L.L.C., independent certified public accountants. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern. SEE
NOTE 1 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

                                R WIRELESS, INC.
                                AND SUBSIDIARIES

                        CONSOLIDATED FINANCIAL STATEMENTS

                               FOR THE YEARS ENDED
                           SEPTEMBER 30, 2003 AND 2002

                        R WIRELESS, INC. AND SUBSIDIARIES

                                    CONTENTS

                                                                         Page
                                                                      ----------

INDEPENDENT AUDITORS' REPORT                                               21

FINANCIAL STATEMENTS
      Consolidated balance sheets                                          22
      Consolidated statements of operations                                23
      Consolidated statements of changes in
          stockholders' equity (deficit)                                   24
      Consolidated statements of cash flows                              25 - 26
      Notes to consolidated financial statements                         27 - 33

                          INDEPENDENT AUDITORS' REPORT

Board of Directors
R WIRELESS, INC. AND SUBSIDIARIES
Martinez, Georgia

     We have audited the accompanying consolidated balance sheets of R WIRELESS, INC. AND SUBSIDIARIES (the "Company") as of September 30, 2003 and 2002, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the years in the three year period ended September 30, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

     In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of R WIRELESS, INC. AND SUBSIDIARIES as of September 30, 2003 and 2002, and the results of their operations and cash flows for each of the years in the three year period ended September 30, 2003, in conformity with accounting principles generally accepted in the United States of America.

     The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has suffered recurring losses from operations and its total liabilities exceeds its total assets. This raises substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in
Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Elliott Davis, L.L.C.

Augusta, Georgia
February 28, 2004, except for Note 8, as to which the date is March 10, 2004


                               R WIRELESS, INC. AND SUBSIDIARIES
                                  CONSOLIDATED BALANCE SHEETS

                                                                           SEPTEMBER 30,
                                                                    ---------------------------
                                                                        2003           2002
                                                                    ------------   ------------
                                             ASSETS
CURRENT ASSETS
  Cash                                                              $       930    $     2,489
  Accounts receivable                                                        --          3,123
                                                                    ------------   ------------

     Total current assets                                                   930          5,612

PROPERTY AND EQUIPMENT - NET                                              6,230         13,947

OTHER ASSETS                                                                250          1,305
                                                                    ------------   ------------
                                                                    $     7,410    $    20,864
                                                                    ============   ============

                        LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
  Accounts payable and accrued expenses                             $   304,576    $   305,570
  Accrued wages                                                           4,131         58,131
  Deferred revenues                                                          --          2,848
  Short-term notes payable                                               20,598         20,448
  Stockholder advances                                                   46,884         86,170
                                                                    ------------   ------------

     Total current liabilities                                          376,189        473,167
                                                                    ------------   ------------

COMMITMENTS AND CONTINGENCIES - NOTE 8

STOCKHOLDERS' EQUITY (DEFICIT)
  Paid in capital - 1,000,000 preferred shares authorized;
    none issued and outstanding                                              --             --
  Paid in capital - no par common - 50,000,000 shares authorized;
    issued and outstanding 15,293,651 and 3,962,282 as of
    September 30, 2003 and 2002, respectively                         1,497,111        808,053
  Less amount receivable for common stock issued                        (92,159)            --
                                                                    ------------   ------------

                                                                      1,404,952        808,053

  Accumulated deficit                                                (1,773,731)    (1,260,356)
                                                                    ------------   ------------
                                                                       (368,779)      (452,303)
                                                                    ------------   ------------
                                                                    $     7,410    $    20,864
                                                                    ============   ============

    The accompanying notes are an integral part of these consolidated financial statements.

                                         R WIRELESS, INC. AND SUBSIDIARIES
                                       CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                              FOR THE YEARS ENDED SEPTEMBER 30,
                                                                     ---------------------------------------------
                                                                         2003            2002             2001
                                                                     -------------   -------------   -------------
REVENUES                                                             $     38,014    $     51,456    $     48,149
                                                                     -------------   -------------   -------------

OPERATING EXPENSES
  Professional fees                                                       165,627         154,603          82,019
  Salaries, commissions and benefits                                      312,963          62,896          76,388
  Office, travel and other expense                                         27,946          54,396          35,995
  Magazine printing                                                        25,340          38,086          24,131
  Rent                                                                      3,200           3,825          14,986
  Utilities and telephone                                                   2,113           2,661           2,263
  Depreciation                                                              4,993          13,414          13,389
  Advertising                                                               2,700           5,407           7,806
  Website maintenance                                                          --              70           4,800
                                                                     ------------    ------------    ------------

                                                                          544,882         335,358         261,777
                                                                     -------------   -------------   -------------

     Operating loss from continuing operations                           (506,868)       (283,902)       (213,628)
                                                                     -------------   -------------   -------------

OTHER EXPENSES
  Unsuccessful business combination costs                                   3,600          27,104          57,147
  Interest                                                                  9,871           9,300           1,976
  Realized (gains) losses on trading securities                                --            (971)          2,387
  Unrealized losses on trading securities                                      --              --           2,206
  Loss on disposal of equipment                                                --              --           1,051
                                                                     -------------   -------------   -------------

                                                                           13,471          35,433          64,767
                                                                     -------------   -------------   -------------

     Loss from continuing operations before income taxes                 (520,339)       (319,335)       (278,395)

PROVISION FOR INCOME TAXES - NET                                               --              --              --
                                                                     -------------   -------------   -------------

     Loss from continuing operations                                     (520,339)       (319,335)       (278,395)
                                                                     -------------   -------------   -------------

DISCONTINUED OPERATIONS
  Operating loss of discontinued Direct Lending operations                 (9,323)        (58,960)        (68,004)
  Gain from disposal of discontinued Direct Lending operations             16,287              --              --
                                                                     -------------   -------------   -------------

     Net income (loss) from discontinued Direct Lending operations          6,964         (58,960)        (68,004)
                                                                     -------------   -------------   -------------

     Net loss                                                        $   (513,375)   $   (378,295)   $   (346,399)
                                                                     =============   =============   =============

PER SHARE INFORMATION:
  Basic net loss per common share from continuing operations         $      (0.04)   $      (0.08)   $      (0.08)
                                                                     =============   =============   =============

  Basic net loss per common share from discontinued
    Direct Lending operations                                        $         --    $      (0.02)   $      (0.02)
                                                                     =============   =============   =============

  Weighted average shares outstanding                                  12,482,195       3,796,620       3,292,502
                                                                     =============   =============   =============

              The accompanying notes are an integral part of these consolidated financial statements.

                                                R WIRELESS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                                       COMMON STOCK
                                                          -----------------------------------------
                                                                                          AMOUNT                       TOTAL
                                                             SHARES                     RECEIVABLE                   STOCKHOLDERS'
                                                           ISSUED AND      PAID IN      FOR COMMON    ACCUMULATED      EQUITY
                                                           OUTSTANDING     CAPITAL     STOCK ISSUED     DEFICIT       (DEFICIT)
                                                          ------------   ------------  ------------   ------------   ------------
BALANCE, SEPTEMBER 30, 2000                                 2,901,667    $   535,774   $        --    $  (535,662)   $       112

  Common stock issued as settlement for accounts
    payable related to professional services received          63,000         15,750            --             --         15,750
  Common stock issued for cash                                368,000         92,000            --             --         92,000
  Common stock issued as repayment for cash advances          176,000         44,000            --             --         44,000
  Net loss                                                         --             --            --       (346,399)      (346,399)
                                                          ------------   ------------  ------------   ------------   ------------

BALANCE, SEPTEMBER 30, 2001                                 3,508,667        687,524            --       (882,061)      (194,537)

  Common stock issued as settlement for accounts
    payable related to professional services received          34,000         13,000            --             --         13,000
  Common stock issued as repayment for cash advances          362,115         90,529            --             --         90,529
  Common stock issued for cash                                 57,500         17,000            --             --         17,000
  Net loss                                                         --             --            --       (378,295)      (378,295)
                                                          ------------   ------------  ------------   ------------   ------------

BALANCE, SEPTEMBER 30, 2002                                 3,962,282        808,053            --     (1,260,356)      (452,303)

  Common stock issued for cash and services                 4,647,626        232,000       (92,159)            --        139,841
  Common stock options awarded as settlement for cash
    advances, accrued interest and accrued compensation            --         73,585            --             --         73,585
  Common stock issued as repayment for notes
    payable and related accrued interest                      133,487         33,372            --             --         33,372
  Common stock issued for cash                                 75,256         30,101            --             --         30,101
  Common stock issued as compensation to executives         4,500,000        225,000            --             --        225,000
  Common stock issued for professional services             2,100,000         95,000            --             --         95,000
  Common stock cancelled                                     (125,000)            --            --             --             --
  Net loss                                                         --             --            --       (513,375)      (513,375)
                                                          ------------   ------------  ------------   ------------   ------------

BALANCE, SEPTEMBER 30, 2003                                15,293,651    $ 1,497,111   $   (92,159)   $(1,773,731)   $  (368,779)
                                                          ============   ============  ============   ============    ===========

                     The accompanying notes are an integral part of these consolidated financial statements.

                                          R WIRELESS, INC. AND SUBSIDIARIES
                                        CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  FOR THE YEARS ENDED SEPTEMBER 30,
                                                                                 ------------------------------------
                                                                                    2003         2002         2001
                                                                                 ----------   ----------   ----------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net loss                                                                       $(513,375)   $(378,295)   $(346,399)
  Adjustments to reconcile net loss to net cash
    used in operating activities of continuing operations:
     Net (income) loss from discontinued Direct Lending operations                  (6,964)      58,960       68,004
     Depreciation                                                                    4,993       13,414       13,389
     Realized and unrealized (gains) losses on trading securities, net                  --         (971)       4,593
     Loss on disposal of equipment                                                      --           --        1,051
     Professional services received in exchange for common stock                    95,000           --           --
     Compensation to executives settled with common stock                          225,000           --           --
     Changes in deferred and accrued amounts:
       Accounts receivable                                                           3,123       (2,273)         775
       Prepaid expenses                                                                 --           --        4,800
       Other assets                                                                  1,055        2,022       (3,077)
       Accounts payable and accrued expenses                                         4,176      211,040      141,824
       Deferred revenues                                                            (2,848)      (1,682)      (7,648)
       Adjustments for changes in operating assets and
         liabilities of discontinued Direct Lending operations                      13,912      (59,592)     (67,502)
                                                                                 ----------   ----------   ----------

  Net cash used in operating activities of continuing operations                  (175,928)    (157,377)    (190,190)
                                                                                 ----------   ----------   ----------

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
  Purchase of trading securities                                                        --      (33,927)    (161,395)
  Proceeds from sale of trading securities                                              --       70,167      160,700
  Purchase of property and equipment                                                (2,400)      (1,761)      (2,313)
  Proceeds from sale of property and equipment                                          --           --        4,200
                                                                                 ----------   ----------   ----------

  Net cash (used in) provided by investing activities of continuing operations      (2,400)      34,479        1,192
                                                                                 ----------   ----------   ----------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds, net of repayments, from short-term notes payable
     and stockholder advances                                                        8,650       84,834      118,041
  Proceeds from the sale of common stock                                           169,942       17,000       92,000
                                                                                 ----------   ----------   ----------

  Net cash provided by financing activities of continuing operations               178,592      101,834      210,041
                                                                                 ----------   ----------   ----------

  Net cash provided by (used in) continuing operations                                 264      (21,064)      21,043
                                                                                 ----------   ----------   ----------

CASH (USED IN) PROVIDED BY DISCONTINUED DIRECT
 LENDING OPERATIONS
  Operating activities                                                             (18,441)       2,723        1,482
  Investing activities                                                              16,618           --           --
  Financing activities                                                                  --       (1,225)      (1,159)
                                                                                 ----------   ----------   ----------

  Net cash (used in) provided by discontinued Direct Lending operations             (1,823)       1,498          323
                                                                                 ----------   ----------   ----------

                                                                                                          (Continued)

                              R WIRELESS, INC. AND SUBSIDIARIES
                            CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                             FOR THE YEARS ENDED SEPTEMBER 30,
                                                              ------------------------------
                                                                2003       2002       2001
                                                              ---------  ---------  --------

  Net increase (decrease) in cash                               (1,559)   (19,566)   21,366

CASH, BEGINNING OF YEAR                                          2,489     22,055       689
                                                              ---------  ---------  --------

CASH, END OF YEAR                                             $    930   $  2,489   $22,055
                                                              =========  =========  ========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  Cash paid for interest                                      $  3,598   $ 10,606   $ 1,517
                                                              =========  =========  ========
  Cash paid for income taxes                                  $     --   $     --   $    --
                                                              =========  =========  ========

  NONCASH FINANCING ACTIVITIES
  Common stock issued as repayment for cash advances,
     notes payable and related accrued interest               $ 33,372   $     --   $44,000
                                                              =========  =========  ========
  Common stock options awarded as settlement for cash
     advances, accrued interest and accrued compensation      $ 73,585   $     --   $    --
                                                              =========  =========  ========

  Trading securities received as advances from stockholders   $     --   $ 34,657   $ 4,510
                                                              =========  =========  ========
  Common stock issued as settlement for accounts
    payable related to professional services received         $     --   $     --   $15,750
                                                              =========  =========  ========

   The accompanying notes are an integral part of these consolidated financial statements.

                        R WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES
------------------------------------------------------------------

     BUSINESS ACTIVITIES

         R Wireless, Inc. (formerly HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, operates as a holding company for its two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct").

         Homes was incorporated in the State of Georgia in December, 1999 and operates in the real estate market as an advertiser of real estate listed as "for sale by owner" ("FSBO"). Homes has published a periodic magazine which contains FSBO and other advertising, and Homes offers an Internet web page that serves as an advertising venue for FSBO residential and commercial real estate in the Central Savannah River Area.

         During 2003, the Company made a decision to discontinue its Direct Lending operations. On November 25, 2002, the Company sold to Stuckey Enterprises, Inc. ("Stuckey") for $15,968 substantially all of the assets and the name, "Direct Lending", of Direct, the Company's wholly owned subsidiary that operated as a licensed mortgage broker for various financial institutions. Certain office equipment of Direct was sold for $650 and certain accounts payable were settled for less than the invoiced amounts. A gain of $16,287 has been recognized on the disposal of the discontinued Direct Lending operations. Revenues from Direct were $18,961 in 2003, $114,598 in 2002, and $17,670 in 2001. The
         Company has accounted for its Direct Lending operations as discontinued operations and the accompanying financial statements have been restated to report separately the operating results of the discontinued Direct Lending operations. At September 30, 2003, the subsidiary, Direct, was inactive.

         On December 12, 2002, MA&N, LLC ("MA&N") a Nevada limited liability company, was issued 4,647,626 shares of R Wireless common stock, representing, at the time of the transaction, 51% of the total of the 9,112,992 shares issued or issuable as of that date. Consideration for the 4,647,626 shares issued to MA&N was $232,000, to be paid principally with cash, the provision of Internet Service Provider, or ISP, wireless service from not less than 5 nodes, and certain management and consulting services for a period of at least two years. As of September 30, 2003, the Company has received cash, including cash paid directly to vendors, of $114,841 and management and consulting services valued at $25,000. At September 30, 2003, the Company had $92,159 receivable from MA&N for the 4,647,626 shares issued in the transaction. At September 30, 2003, R Wireless had acquired one node.

     GOING CONCERN

         R Wireless, Inc., with its subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital, identifying and pursuing businesses in the Wi-Fi and other industries for alliances and potential business combinations, developing markets for its FSBO advertising, and offering mortgage services through its now discontinued Direct Lending operations. Additionally, the Company's total liabilities exceed its total assets and the Company's liquidity is substantially dependent on raising capital. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

                                                                     (Continued)

-----------------------------------------------------------------------------

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

     REVENUE RECOGNITION

         Advertising revenues from commercial advertisers are recognized ratably over the agreed upon advertising period. Advertising revenues from FSBO advertisers are recognized ratably over the agreed upon advertising period, unless the FSBO property is sold prior to the end of the agreed upon advertising period, at which time the revenue is recognized in full. Mortgage origination revenues were recognized at loan closing. Management believes the Company's revenue recognition policy is consistent with the Securities and Exchange Commission's Staff Accounting Bulletin No. 101 -- "Revenue Recognition in Financial Statements."

     ADVERTISING EXPENSES

         Advertising costs are expensed as incurred.

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

                                                                     (Continued)
                                       28

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

     RECLASSIFICATIONS

         Certain reclassifications have been made to the prior years' consolidated financial statements to conform to the current year presentation. These reclassifications had no effect on reported net loss or accumulated deficit.

     BASIC NET LOSS PER COMMON SHARE

         Basic net loss per common share from continuing operations is computed by dividing the net loss from continuing operations by the weighted average number of common shares outstanding during the period. Basic net loss per common share from discontinued Direct Lending operations is computed by dividing the net loss from discontinued Direct Lending operations by the weighted average number of common shares outstanding during the period. Common shares issuable upon exercise of the stock options (see Note 9 - COMMON STOCK OPTIONS OUTSTANDING AND MINORITY INTEREST IN SUBSIDIARY) have not been included in the computation (diluted loss per common share) because their inclusion would have reduced the loss per common share (antidilutive) applicable to the loss from continuing operations and discontinued Direct Lending operations for all periods presented.

     RECENTLY ISSUED ACCOUNTING STANDARDS

         In December 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 148, "Accounting for Stock-based Compensation--Transition and Disclosure", an amendment of FASB Statement No. 123, "Accounting for Stock-Based Compensation", to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. SFAS No. 148 also amends the disclosure provisions of SFAS No. 123 and Accounting Pronouncement Board ("APB") Opinion No. 28, "Interim Financial Reporting", to require disclosure in the summary of significant accounting policies of the effects of an entity's accounting policy with respect to stock-based employee compensation on reported net income and earnings per share in annual and interim financial statements. While SFAS No. 148 does not amend SFAS No. 123 to require companies to account for employee stock options using the fair value method, the disclosure provisions of SFAS No. 148 are applicable to all companies with stock-based employee compensation, regardless of whether they account for that compensation using the fair value method of SFAS No. 123 or the intrinsic value method of APB Opinion No. 25. The provisions of SFAS No. 148 are effective for annual financial statements for fiscal years ending after December 15, 2002, and for financial reports containing condensed financial statements for interim periods beginning after December 15, 2002. The adoption of SFAS No. 148 did not have any effect on the Company's financial position or results of operations.

         In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities." SFAS No. 149 amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts and loan commitments that relate to the origination of mortgage loans held for sale, and for hedging activities under SFAS No. 133. SFAS No. 149 is generally effective for contracts entered into or modified after June 30, 2003. The adoption of SFAS No. 149 did not have any impact on the financial condition or operating results of the Company.

                                                                     (Continued)
                                       29

-----------------------------------------------------------------------------

     RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED

         In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." SFAS No. 150 establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances.) Many of those instruments were previously classified as equity. SFAS No. 150 is generally effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS No. 150 did not have any impact on the financial condition or operating results of the Company.

         In November 2002, the FASB issued Interpretation ("FIN") No. 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others". FIN No. 45 requires a company, at the time it issues a guarantee, to recognize an initial liability for the fair value of obligations assumed under the guarantee and elaborates on existing disclosure requirements related to guarantees and warranties. The initial recognition requirements of FIN No. 45 are effective for guarantees issued or modified after December 31, 2002. The disclosure requirements are effective for financial statements of periods ending after December 15, 2002. The adoption of FIN No. 45 did not have any effect on the Company's financial position or results of operations.

         In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have any effect on the Company's financial position or results of operations.

         Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

NOTE 2 - PROPERTY AND EQUIPMENT
-------------------------------

     Property and equipment consist of the following at September 30:

                                                          2003           2002
                                                       -----------   -----------

         Internet web page and software                $   36,650    $   36,650
         Office equipment and furniture                    13,288        21,206
                                                       -----------   -----------

                                                           49,938        57,856
               Less accumulated depreciation              (43,708)      (43,909)
                                                       -----------   -----------

                                                       $    6,230    $   13,947
                                                       ===========   ===========

NOTE 3 - SHORT-TERM NOTES PAYABLE
---------------------------------

     Short-term notes payable consist of the following at September 30:

                                                          2003           2002
                                                       -----------   -----------

         A short-term note payable to a financial
         institution with a current maturity of
         September 15, 2004. Interest only payments
         are due monthly at prime plus 1.0% (5.00%
         on September 30, 2003 and 5.75% on September
         30, 2002). The note is guaranteed and is
         secured by the primary residence of a former
         director and current stockholder of the
         Company.                                      $   20,598    $   20,448
                                                       ===========   ===========

NOTE 4 - INCOME TAXES
---------------------

     The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30:

                                                          2003          2002
                                                       -----------   -----------
         Deferred tax assets:
               Net operating loss carryforwards        $  264,901     $ 338,902
               Accrued wages                               17,149        17,149
               Intangible assets                            6,521         7,179
                                                       -----------   -----------

                                                          288,571       363,230
         Deferred tax liabilities:
               Property and equipment                        (649)       (1,017)
                                                       -----------   -----------

                   Net deferred tax assets                287,922       362,213
                   Valuation allowance                   (287,922)     (362,213)
                                                       -----------   -----------

                                                       $       --    $       --
                                                       ===========   ===========

     The Company has tax net operating loss carryforwards totaling $1,662,790 that expire in 2018 through 2023. Approximately $1,190,000 of the net operating loss carryforwards were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

     The provision (benefit) for income taxes is as follows for the years ended September 30:

                                                              2003                2002               2001
                                                        -----------------   -----------------   ---------------
   Deferred income tax benefit                           $     (151,621)    $     (102,787)     $    (101,704)
   Change in valuation allowance                                (74,291)           102,787            101,704
   Loss due to limitations on availability of net
       operating loss carryforwards                             225,912                 --                 --
                                                        -----------------   -----------------   ---------------

                                                         $           --     $           --      $          --
                                                        =================   =================   ===============

     There were no income taxes due or receivable from the current year's operations, and the Company's reported provision for income taxes differs from the amount computed by applying statutory tax rates to loss before income taxes due to changes in the valuation allowance for financial reporting purposes. Other differences relate to expense items or portions of items not deductible, such as meals and entertainment.

NOTE 5 - NON-CASH TRANSACTIONS
------------------------------

     During the years ended September 30, 2003, 2002, and 2001, the Company issued shares of common stock in exchange for services and as repayment for accounts payable and for cash advances from significant shareholders. The non-cash transactions involving stock are summarized in the consolidated statement of changes in stockholders' equity (deficit). The transactions are recorded based on management's estimate of the fair value received or an estimated value of the shares exchanged.

NOTE 6 - SEGMENT INFORMATION
----------------------------

     In previously issued financial statements, the Company presented segment information for Homes, an advertising segment that provides advertising services for FSBO real estate and for businesses, and presented segment information for Direct, a mortgage segment that provided mortgage services to individuals and small businesses as a mortgage broker. As discussed in Note 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, the Company discontinued its Direct Lending operations and sold substantially all of the assets of Direct. At December 31, 2003, the Company had operations in a single industry segment, Homes. The Company did acquire certain assets at a total cost of $2,400 to begin operations in the Wi-Fi industry, but at December 31, 2003, the Company had no operating activities in this segment.

NOTE 7 - UNSUCCESSFUL BUSINESS COMBINATION COSTS
------------------------------------------------

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

     During 2003, the Company entered into negotiations for a business combination with Access Speed. In conjunction with the negotiations, the Company contracted with professionals to perform due diligence. The Company was unsuccessful in reaching an agreement on the terms of the business combination and the proposed business combination was not consummated.

     The costs incurred through September 30, 2003, 2002 and 2001 on the proposed business combination(s) are reported as other expense in the statement of operations and consist of the following costs:

                                                 2003                 2002                  2001                TOTAL
                                           ------------------   ------------------   ------------------   ------------------
      Legal fees                           $            --      $         8,406      $        37,102      $        45,508
      Accounting fees                                   --                9,698                6,345               16,043
      Other professional fees                        3,600                9,000                9,000               21,600
      Other                                             --                   --                4,700                4,700
                                           ------------------   ------------------   ------------------   ------------------

                                           $         3,600      $        27,104      $        57,147      $        87,851
                                           ==================   ==================   ==================   ==================

NOTE 8 - CONTINGENCIES
----------------------

     On September 4, 2003, the Company entered into an agreement with an individual to exchange 70% of issued and outstanding common shares of Homes for 100% of the issued and outstanding common shares of Freedom Homes, Inc., a retailer of manufactured homes that is wholly owned by the same individual. The agreement contains a condition subsequent which causes the agreement to be contingent upon Homes raising $500,000 in equity capital.

     If the equity capital is not raised, under the terms of the agreement as amended and within a time period that is acceptable to the Company, the agreement will become null and void. Regardless of the outcome, a former director and current shareholder of the Company will be awarded a minority interest in Homes in exchange for promoting Homes' stock and for services rendered in negotiating the agreement with Freedom Homes.

NOTE 9 - COMMON STOCK OPTIONS
-----------------------------

     In December 2002, as settlement for $73,585 of cash advances and related accrued interest and unpaid compensation that was recognized in periods prior to September 30, 2002, the Company awarded 294,341 common stock options to a former director and current shareholder of the Company that are exercisable at $0.01 per share and expire in five years. No options have been exercised as of September 30, 2003.

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There were no changes in or disagreements with accountant on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

            Our chief executive officer and our chief financial officer, after evaluating our "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of September 30, 2003, have concluded that our disclosure controls and procedures are not effective to ensure that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Because of the limited staff of the Company, all transactions are recorded, processed, and summarized by management. Consequently the accuracy of all records is guaranteed, and management has certified the correctness of all facts set forth herein, to the best of their knowledge. However, the reporting accuracy has been achieved at the expense of time, and the Company has been very pressed to meet reporting deadlines.

CHANGES IN INTERNAL CONTROLS

            During 2003 the Company's management identified material weaknesses in the Company's disclosure procedures and has taken corrective actions. Management has already implemented disclosure procedural improvements, which will guarantee the effectiveness, accuracy, and timeliness of the Company's financial reporting systems in the future. As discussed in EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES, priority has been given to meeting all reporting deadlines.

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

         The executive officers and directors of R Wireless are as follows:

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

         All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of R Wireless or any of its subsidiaries or any committee thereof. Any non-employee director of R Wireless or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of R Wireless is appointed by and serves at the discretion of the Board of Directors.

         None of the officers or directors of R Wireless is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than R Wireless.

         The business experience of each of the persons listed above during the past five years is as follows:

         Mark S. Neuhaus has been the founder of several startup companies, including Solar Electric Engineering in 1997, which later became US Electric Car. Mr. Neuhaus was one of the founding shareholders of Interactive Motorsports and Entertainment. Mr. Neuhaus manages several funds which specialize in financing small cap public companies, owned by himself and his wife, Nicole Bloom Neuhaus, a former director of R Wireless, which has been his principal occupation since 1995. MA&N, which acquired a controlling interest in R Wireless on December 12, 2002, is jointly owned by Mr. and Mrs. Neuhaus.

         Ned Baramov currently (and has since mid 2002) works at a privately held hedge fund in New-York-City which specializes in small-cap and penny stocks and which is owned by Mark S. Neuhaus, director of R Wireless who also owns MA&N which controls the Company. Mr. Baramov will continue at his position with the hedge fund while he serves as Secretary Treasurer of R Wireless. From 2000 until 2002 he was enrolled in the Fuqua School of Business at Duke University, from which he received his MBA. Mr. Baramov spent the previous two years in the Bulgarian Ministry of Industry, working as a senior associate in the Privatization Department, helping attract foreign investors, and assisting in selling state-owned companies.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

            Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended September 30, 2003 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of
Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the most recent fiscal year. In determining the timeliness of filing, a Form 3 received from Jeremy Collins, a former officer and director, was received by the Company within 3 days of its required filing date, so that Mr. Collin's Form 3 was deemed to be timely filed under Item 405 of Regulations S-B under the Securities and Exchange Act of 1934.

CODE OF ETHICS

            On February 24, 2004 the Company adopted a code of ethics, which is applicable to all employees of R Wireless and to any person, not an employee, who performs functions similar to those of its principal executive officer, principal financial officer or principal accounting officer or controller. SEE
EXHIBIT 33.1 FOR THE FULL TEXT OF R WIRELESS'S CODE OF ETHICS.

ITEM 10. EXECUTIVE COMPENSATION.

         On December 12, 2002, the award of 5-year options to purchase 294,341 shares of R Wireless Common Stock at $0.01 per share to Robert Wilson, then Chairman and Chief Executive Officer of the Company was authorized in lieu of $54,000 in compensation earned during calendar year 2001, and cash advances and accrued interest of $19,585 for a total of $73,585. The options have not yet been issued. Mr. Wilson is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

         On January 15, 2003, the Company issued 3,000,000 shares and 1,500,000 shares of the Company's Common Stock for the yearly compensation of Mark Neuhaus, Chief Executive Officer, and Ned Baramov, Secretary/Treasurer, respectively. The basis per share used in the estimation of salary expense for the two executives was $0.05, management's estimate of the fair value, which estimate considered the stock price on January 15, 2003, and a discount which reflects the restricted status of the newly registered shares. Mark Neuhaus was also authorized a salary of $25,000 per month, which the Company will pay when cash flow is sufficient, according to employment agreement signed on January 15, 2003. No amount was paid under this authorization and on December 23, 2003, the Company's Board unanimously resolved to rescind Mr. Neuhaus' salary.

         The following table sets forth all compensation paid by the Company for services rendered to the Company for the fiscal years ended September 30, 2003, 2002, and 2001 to the persons indicated.

                                Summary Compensation Table

           Name and                  Fiscal       Cash          Stock        All Other
      Principal Positions             Year    Compensation   Compensation   Compensation
      -------------------             ----    ------------   ------------   ------------
          Mark Neuhaus                2003        $-0-        $150,000(1)       $-0-
      Chairman and C.E.O.
       R Wireless, Inc..

          Ned Baramov                 2003        $-0-         $75,000(2)       $-0-
Secretary - Treasurer and C.F.O.
        R Wireless, Inc.

        Robert S. Wilson              2003        $-0-            $-0-          $-0-
   Former Chairman and C.E.O.         2002       $4,977        $13,016(3)       $-0-
      HOM Corporation (4)             2001       $9,954        $26,046(3)       $-0-
_______________

(1) On February 19, 2003, the Company issued 3,000,000 shares of R Wireless's Common Stock to Mark Neuhaus, Chairman and CEO of the Company. The shares represent $150,000 of stock compensation for 2003, and are registered under an S-8 Registration Statement under the Securities Act of 1933.

(2) On February 19, 2003, the Company issued 1,500,000 shares R Wireless's Common Stock to Ned Baramov, Secretary - Treasurer. The shares represent $75,000 of stock compensation for 2003, and are registered under an S-8 Registration Statement under the Securities Act of 1933

(3) Mr. Wilson had agreed to accept shares of R Wireless common stock for his salary through December 31, 2001, of which $36,000 was earned during fiscal 2001 and $18,000 was earned during fiscal 2002. On December 12, 2002, Mr. Wilson was awarded options to purchase 294,341 shares of R Wireless common stock at $.01 per share in lieu of $54,000 in compensation earned during calendar year 2001, and cash advances and accrued interest of $19,585 for a total of $73,585. The options have not yet been issued.

(4) Robert S. Wilson was Chairman and Chief Executive Officer of R Wireless since its inception June 16, 2000, until December 12, 2002. R Wireless became the investor owned company, with Direct as a subsidiary, when Direct merged with a subsidiary of R Wireless effective July 5, 2000. Robert Wilson resigned as Director of R Wireless, Inc. on April 30, 2003.

         The preceding table does not include any amounts for noncash compensation, including personal benefits, paid to any of the foregoing officers during the periods covered herein. The Company believes that the value of such noncash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the annual salary reported for them.

EMPLOYMENT AGREEMENTS

         On February 19, 2003, the Company issued 3,000,000 of R Wireless's Common Stock to Mark Neuhaus, pursuant to an employment agreement with the Company dated January 15, 2003. The Company also issued 1,500,000 shares of R Wireless's Common Stock to Ned Baramov, pursuant to an employment agreement with the Company dated January 15, 2003, and 1,500,000 shares to Donald Rizzuto, pursuant to a retainer agreement with the Company dated January 15, 2003.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.

         The following table sets forth information, to the best of the Company's knowledge, as of February 4, 2004 with respect to each person known by the Company to own beneficially (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) more than 5% of the outstanding R Wireless common stock, each director, each executive officer and all directors and officers as a group.

Name and Address of             Amount and Nature of              Percent of
Beneficial Owner (1)            Beneficial Ownership               Class (2)
--------------------            --------------------               ---------

Mark S. Neuhaus(a)                   7,662,626(3)                     50.1%
P.O. Box 5629
Ketchum, ID 83340

Ned Baramov(a)                       1,500,000                         9.8%
2025 Broadway, 23F
New York, NY 10023

Nicole Bloom Neuhaus                 4,647,626(4)                     30.4%
P.O. Box 5629
Ketchum, ID 83340

MA&N LLC                             4,647,626                        30.4%

All directors and executive
officers as a group                  9,162,626                        59.9%
__________

         (a) Director and executive officer (b) Director

(1) Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.

(2) Based upon 15,293,651 shares of common stock outstanding as of February 4, 2004.

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

FISCAL YEAR ENDED SEPTEMBER 30, 2003

         On February 19, 2003, the Company issued 3,000,000 shares of R Wireless's Common Stock to Mark Neuhaus, Chairman and CEO of the Company. The shares represent $150,000 of stock compensation for 2003, and are registered under an S-8 Registration Statement under the Securities Act of 1933.

            On February 19, 2003, the Company issued 1,500,000 shares of R Wireless's Common Stock to Ned Baramov, Secretary - Treasurer. The shares represent $75,000 of stock compensation for 2003, and are registered under an S-8 Registration Statement under the Securities Act of 1933.

FISCAL YEAR ENDED SEPTEMBER 30, 2002

         On October 27, 2002, Bryce N. Batzer, a director of R Wireless, loaned $19,000 to the Company. In late November and early December 2001, Judith C. Wilson, the wife of Robert S. Wilson, Chairman and CEO of R Wireless, transferred to a brokerage account of Homes marketable securities that were sold forthwith upon transfer for aggregate net proceeds of $34,657, resulting in an advance to the Company by Mrs. Wilson in that amount. Mrs. Wilson has been reimbursed $11,000 of such amount, leaving $23,657. Both the loan by Mr. Batzer and the advance by Mrs. Wilson were on a demand basis, Mrs. Wilson's loan was evidenced by a note bearing interest at 12% per annum.

         On January 9, 2002, the Company authorized the issuance of R Wireless common stock upon conversion of loans by David R. Baker, a partner of Baker, Johnston & Wilson, counsel to the Company, and Bryce N. Batzer, a director of R Wireless, including the unpaid interest on such loans to January 9, 2002, and advances by Judith C. Wilson, wife of Robert S. Wilson, a director of R Wireless, to the Company, on the basis of $.25 per share

         To limit his ownership in the Company to meet guidelines set by the professional liability insurers of his firm, Mr. Baker's loans were not to be converted to the extent and so long as such conversion would cause his beneficial ownership of R Wireless common stock, including R Wireless common stock owned by his law firm, to exceed 9.9% of the outstanding shares of R Wireless common stock.

As a result of such authorization, the following shares of R Wireless common stock have been issued:

         (a) 178,682 shares to Bryce N. Batzer in conversion of his $43,000 in loans to the Company and $1,670 interest thereon to January 9, 2002, or a total of $44,670, and

         (b) 94,627 shares to Judith C. Wilson in conversion of her $23,657 in net advances to the Company.

         (c) 47,206 shares to David R. Baker in conversion of $10,416 in advances to the Company and $1,386 in accrued interest through January 9, 2002, for a total of $11,802. Mr. Baker loaned $15,000 to the Company on July 16, 2001 and another $15,000 on September 27, 2001, for a total of $30,000 in advances. The issued shares reduced the principal owed to Mr. Baker to $19,584, and settled all accrued interest through January 9, 2002. The interest thereon of 12% and all remaining principal was agreed to be converted in stock, as long as such conversion would not cause Mr. Baker's beneficial ownership of R Wireless common stock to exceed 9.9% of the total R Wireless common stock outstanding.

         Through December 31, 2001, the Company accrued $54,000 of salary for Robert S. Wilson, Chairman and CEO of R Wireless. Mr. Wilson had indicated his willingness to accept R Wireless common stock on the basis of $.25 a share in payment of his salary, after deduction of withholding of income and FICA taxes, such stock to be issued to him not later than June 30, 2002, and on January 9, 2002, the Company authorized such issuance. The Company and Mr. Wilson subsequently agreed to extend that deadline to December 31, 2003. Review estimated that such withholding payments would be $14,931 and that Mr. Wilson, therefore, would be granted 156,276 shares in payment of the remaining $39,069 of his salary.

         On June 27, 2002, 41,600 shares of R Wireless common stock were issued to Robert S. Wilson, Chairman and Chief Executive Officer of R Wireless, at $.25 a share pursuant to a previous arrangement for the satisfaction of loans to R Wireless of $8,000 on February 13, 2002 and $2,000 on February 21, 2002, plus interest of $400 to the date of authorizing satisfaction, for a total of $10,400.

PROMOTER AND CONTROLLING PERSONS

         MA&N, through its majority ownership of the outstanding R Wireless common stock, and Mark S. Neuhaus and Nicole Bloom Neuhaus as the owners of MA&N and directors of R Wireless (Mr. Neuhaus is the Chairman and President (Chief Executive Officer) of R Wireless) may be deemed the controlling persons of R Wireless, along with Ned Baramov, a director and Secretary-Treasurer of R Wireless.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed with this Registration Statement:

Exhibit No.        Exhibit Name
-----------        ------------

2.1 Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of R Wireless Corporation dated December 12, 2002 by and between MA&N LLC and R Wireless Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
2.2 Sale of Assets Agreement dated November 15, 2002 between HOM Corporation and Stuckey Enterprises (list of assets omitted, to be furnished upon request of the Commission) (1)
2.3 Stock Acquisition Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc. and Homes by Owner, Inc.
2.4 Escrow Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc., Homes by Owner, Inc. and David Baker.
2.5 Extension Agreement dated March 5, 2004 between Jim Evans, R Wireless, Inc., and Homes by Owner, Inc.
3.1a Composite Articles of Incorporation of R Wireless, Inc, as amended to reflect the change of name from HOM Corporation, effective January 22, 2003 (3)
3.3                By-Laws of HOM Corporation as adopted December 12, 2002
4 Instrument defining rights of holders (See Exhibit No. 3.1a, Articles of Incorporation - Article Four)
21.1               List of Subsidiaries of R Wireless, Inc. (2)
23.2               Consent of Elliott Davis, L.L.C.
31.1               Certification of Mark Neuhaus, CEO of R Wireless, Inc.
31.2               Certification of Ned Baramov, CFO of R Wireless, Inc.
32.1               Certification of Mark Neuhaus and Ned Baramov, pursuant to
                   Section 1350
33.1               R Wireless, Inc. Code of Ethics adopted February 24, 2004
99.7 Employment Agreement between Registrant and Ned Baramov dated January 15, 2003 (5)
99.8 Employment Agreement between Registrant and Mark Neuhaus dated January 15, 2003 (5)
99.9 Retainer Agreement between Registrant and Donald N. Rizzuto, Attorney and Counselor at Law dated January 15, 2003 (5)

_____________________
(1) Incorporated by reference to the exhibit as filed with Form 8K of R Wireless, Inc., with Securities and Exchange Commission filing date of December 27, 2002.

(2) Incorporated by reference to the exhibit as filed with Form 10-SB of R Wireless, Inc., with Securities and Exchange Commission filing date of February 9, 2001.

(3) Incorporated by reference to the exhibit as filed with Form 10-QSB of R Wireless, Inc., with Securities and Exchange Commission filing date of February 19, 2003.

(4) Incorporated by reference to the exhibit as filed with Form 10-SB/A2 of R Wireless, Inc., with Securities and Exchange Commission filing date of August 31, 2001.

(5) Incorporated by reference to the exhibit as filed with Form S-8 of R Wireless, Inc., with Securities and Exchange Commission filing date of February 19, 2003.

REPORTS ON FORM 8-K

1. Nicole Bloom Neuhaus' resignation from November 4, 2003.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

         The aggregate audit fees billed in the fiscal year ended September 30, 2003 were $39,418. The audit fees billed in the year ended September 30, 2002 were $19,600. There were no other audit related fees billed or paid during these periods.

TAX AND OTHER FEES

         The aggregate tax and other accounting-related fees paid by the Company during fiscal 2003 and 2002 were $2,512 and $2,881, respectively.

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                R Wireless, Inc.

                             By /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                              Date: March 12, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                              Date: March 12, 2004

                                 /s/ Ned Baramov
           Ned Baramov, Secretary-Treasurer, (Chief Financial Officer)
                              Date: March 12, 2003