Form 10QSB
period 2003-12-31
R WIRELESS INC
filed 2004-05-14
CIK 1133798

------------------ -------------------------------------------------------------
SEC 2334           Potential persons who are to respond to the collection of
 (6-00)            information contained in this form are not required to
                   respond unless the form displays a currently valid OMB
                   control number.
------------------ -------------------------------------------------------------

                                                      --------------------------
                                                              OMB APPROVAL
                                                      --------------------------
                                                      OMB Number: 3235-0416
                                                      --------------------------
                                                      Expires: February 28, 2006
                                                      --------------------------
                                                      Estimated average burden
                                                      hours per response: 182
                                                      --------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-QSB
      QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended DECEMBER 31, 2003

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

Issuer's telephone number: (212) 534-2202

              (Former name, former address and former fiscal year,
                         if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Securities registered under Section 12(g) of the Exchange Act:

                                  COMMON STOCK
                                (Title of class)

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]

PART I - FINANCIAL INFORMATION
         ITEM 1.  FINANCIAL STATEMENTS.

                                       R WIRELESS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                       DECEMBER 31,      SEPTEMBER 30,
                                                                           2003              2003
                                                                       ------------      ------------
                                                                        (UNAUDITED)
                                                    ASSETS
CASH                                                                   $        --       $       930

PROPERTY AND EQUIPMENT - NET                                                 5,604             6,230

OTHER ASSETS                                                                   250               250
                                                                       ------------      ------------

                                                                       $     5,854       $     7,410
                                                                       ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $   308,119       $   308,707
  Short-term notes payable                                                  20,598            20,598
  Stockholder advances                                                      46,384            46,884
                                                                       ------------      ------------

    Total current liabilities                                              375,101           376,189
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Paid in capital - 1,000,000 preferred shares authorized; none
    issued and outstanding                                                      --                --
  Paid in capital - no par common - 50,000,000 shares authorized;
    issued and outstanding 15,293,651 shares at December 31, 2003
    and September 30, 2003                                               1,497,111         1,497,111
  Less amounts receivable for the purchase of common stock                 (77,464)          (92,159)
                                                                       ------------      ------------
                                                                         1,419,647         1,404,952

Accumulated deficit                                                     (1,788,894)       (1,773,731)
                                                                       ------------      ------------

                                                                          (369,247)         (368,779)
                                                                       ------------      ------------

                                                                       $     5,854       $     7,410
                                                                       ============      ============

           The accompanying notes are an integral part of these consolidated financial statements.

                                       R WIRELESS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF OPERATIONS
                                                  (UNAUDITED)

                                                                          FOR THE THREE MONTHS
                                                                           ENDED DECEMBER 31,
                                                                    --------------------------------
                                                                         2003               2002
                                                                    -------------      -------------
REVENUES                                                            $      9,334       $      8,933
                                                                    -------------      -------------

OPERATING EXPENSES
  Salaries, commissions and benefits                                       1,000              7,061
  Professional fees                                                       13,651             24,752
  Office expense                                                             301              1,601
  Travel                                                                      --              9,283
  Rent                                                                       650              1,600
  Magazine printing                                                        2,681              3,126
  Depreciation                                                               626              1,248
  Utilities and telephone                                                    197                297
  Advertising                                                                360                 --
  Other                                                                    3,870              2,644
                                                                    -------------      -------------

                                                                          23,336             51,612
                                                                    -------------      -------------

    Operating loss from continuing operations                            (14,002)           (42,679)
                                                                    -------------      -------------

OTHER INCOME (EXPENSE)
  Gain on settlement of accounts payable                                     373                 --
  Interest                                                                (1,534)              (979)
                                                                    -------------      -------------

                                                                          (1,161)              (979)
                                                                    -------------      -------------

Loss from continuing operations before income taxes                      (15,163)           (43,658)

PROVISION FOR INCOME TAXES                                                    --                 --
                                                                    -------------      -------------

Loss from continuing operations                                          (15,163)           (43,658)
                                                                    -------------      -------------

DISCONTINUED OPERATIONS
  Operating loss of discontinued Direct Lending operations                    --             (9,323)
  Gain from disposal of discontinued Direct Lending operations                --              5,637
                                                                    -------------      -------------

    Net loss from discontinued Direct Lending operations                      --             (3,686)
                                                                    -------------      -------------

    Net loss                                                        $    (15,163)      $    (47,344)
                                                                    =============      =============

PER SHARE INFORMATION:
  Basic net loss per common share                                   $      (0.00)      $      (0.01)
                                                                    =============      =============

  Weighted average shares outstanding                                 15,293,651          4,527,973
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

                                                      3


                                                 R WIRELESS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                             COMMON STOCK
                                             ----------------------------------------------
                                                                                 AMOUNTS                              TOTAL
                                               SHARES                           RECEIVABLE                        STOCKHOLDERS'
                                             ISSUED AND         PAID IN         FOR COMMON       ACCUMULATED         EQUITY
                                             OUTSTANDING        CAPITAL        STOCK ISSUED        DEFICIT          (DEFICIT)
                                            ------------      ------------     ------------      ------------      ------------
BALANCE, SEPTEMBER 30, 2002                   3,962,282       $   808,053      $        --       $(1,260,356)      $  (452,303)

    Common stock issued for cash
      and services                            4,647,626           232,000          (92,159)               --           139,841
    Common stock options awarded
      as settlement for cash advances,
      accrued interest and accrued
      compensation                                   --            73,585               --                --            73,585
    Common stock issued as
      repayment for notes payable
      and related accrued interest              133,487            33,372               --                --            33,372
    Common stock issued for cash                 75,256            30,101               --                --            30,101
    Common stock issued as
      compensation to executives              4,500,000           225,000               --                --           225,000
    Common stock issued for
      professional services                   2,100,000            95,000               --                --            95,000
    Common stock cancelled                     (125,000)               --               --                --                --
    Net loss                                         --                --               --          (513,375)         (513,375)
                                            ------------      ------------     ------------      ------------      ------------

BALANCE, SEPTEMBER 30, 2003                  15,293,651         1,497,111          (92,159)       (1,773,731)         (368,779)

    Cash and services received from
      stockholders for shares issued
      in a prior period                              --                --           14,695                --            14,695
    Net loss                                         --                --               --           (15,163)          (15,163)
                                            ------------      ------------     ------------      ------------      ------------

BALANCE, DECEMBER 31, 2003
    (UNAUDITED)                              15,293,651       $ 1,497,111      $   (77,464)      $(1,788,894)      $  (369,247)
                                            ============      ============     ============      ============      ============

                    The accompanying notes are an integral part of these consolidated financial statements.

                                                                4

                                  R WIRELESS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                            FOR THE THREE MONTHS
                                                                             ENDED DECEMBER 31,
                                                                          ------------------------
                                                                             2003           2002
                                                                          ---------      ---------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net loss                                                                $(15,163)      $(47,344)
  Adjustments to reconcile net loss to net cash
    used in operating activities of continuing operations:
    Net loss from discontinued Direct Lending operations                        --          3,686
    Depreciation                                                               626          1,601
    Professional services received for common stock issued
      in a prior period                                                      8,100             --
    Changes in deferred and accrued amounts:
      Accounts receivable                                                       --            531
      Other assets                                                              --          1,055
      Accounts payable and accrued expenses                                   (588)       (12,691)
      Adjustments for changes in operating assets and
        liabilities of discontinued Direct Lending operations                   --          3,501
                                                                          ---------      ---------

Net cash used in operating activities of continuing operations              (7,025)       (49,661)
                                                                          ---------      ---------

INVESTING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds from sale of property and equipment                                  --            650
                                                                          ---------      ---------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds, net of repayments, from short-term notes payable
    and stockholder advances                                                  (500)         2,000
  Proceeds from the sale of common stock                                        --         60,101
  Cash received from stockholder for shares issued in prior period           6,595             --
                                                                          ---------      ---------

  Net cash provided by financing activities of continuing operations         6,095         62,101
                                                                          ---------      ---------

  Net cash (used in ) provided by continuing operations                       (930)        13,090
                                                                          ---------      ---------

CASH USED IN DISCONTINUED DIRECT LENDING OPERATIONS
  Operating activities                                                          --        (18,441)
  Investing activities                                                          --          5,968
                                                                          ---------      ---------

  Net cash used in discontinued Direct Lending operations                       --        (12,473)
                                                                          ---------      ---------

  Net (decrease) increase in cash                                             (930)           617

CASH, BEGINNING OF PERIOD                                                      930          2,489
                                                                          ---------      ---------

CASH, END OF PERIOD                                                       $     --       $  3,106
                                                                          =========      =========

                                                                                      (Continued)


                                  R WIRELESS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                        FOR THE THREE MONTHS
                                                                          ENDED DECEMBER 31,
                                                                        ----------------------
                                                                           2003        2002
                                                                        ----------  ----------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  Cash paid for interest                                                $     560   $   2,217
                                                                        ==========  ==========

  Cash paid for income taxes                                            $      --   $      --
                                                                        ==========  ==========

  Noncash financing activities
  Common stock issued in exchange for receivable from stockholder       $      --   $ 202,000
                                                                        ==========  ==========

  Common stock issued as repayment for stockholder advances             $      --   $  33,371
                                                                        ==========  ==========

     The accompanying notes are an integral part of these consolidated financial statements.

                        R WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited consolidated financial statements of R Wireless, Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's management believes that all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2003, included in the Company's Form 10-KSB, filed on March 12, 2004 with the Securities and Exchange Commission.

         R Wireless, Inc., with its subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital, identifying and pursuing businesses in the Wi-Fi and other industries for alliances and potential business combinations, and developing markets for its For Sale by Owner ("FSBO") advertising conducted through its subsidiary Homes by Owner, Inc. ("Homes"), and offering mortgage services through its now discontinued Direct Lending operations. Additionally, the Company's total liabilities exceed its total assets and the Company's liquidity is substantially dependent on raising capital. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

         Certain reclassifications have been made to the financial statements for the three months ended December 31, 2002 to conform to the current year presentation. These reclassifications resulted in reporting an additional $907 loss from discontinued operations offset by a $907 reduction in the loss from continuing operations.

NOTE 2 - AMOUNTS RECEIVABLE FOR THE PURCHASE OF COMMON STOCK
------------------------------------------------------------

         On December 12, 2002, the Company signed an agreement with MA&N LLC ("MA&N") for the sale of shares of the Company, constituting, after issuance, 51% of the outstanding shares on a fully diluted basis (4,647,626 shares) for consideration of a total estimated value of $232,000. MA&N had reduced the balance of the consideration to $77,464 at December 31, 2003 and $92,159 at September 30, 2003, by funding the payment of current expenses and accounts payable, and providing consulting services to the Company.

NOTE 3 - EXECUTIVE COMPENSATION
-------------------------------

         In December 2002, as settlement for $73,585 of cash advances and related accrued interest and unpaid compensation that was recognized in periods prior to September 30, 2002, the Company awarded 294,341 common stock options to a former director and current shareholder of the Company. The options are exercisable at $0.01 per share and expire in five years. No options have been exercised as of December 31, 2003. Pro forma expense amounts are immaterial and have not been presented.

         On January 15, 2003, the Company issued 3,000,000 shares and 1,500,000 shares of the Company's Common Stock for the yearly compensation of Mark Neuhaus, Chief Executive Officer, and Ned Baramov, Secretary/Treasurer, respectively. The basis per share used in the estimation of salary expense for the two executives was $0.05, management's estimate of the fair value, which estimate considered the stock price on January 15, 2003, and a discount which reflects the restricted status of the newly issued shares.

NOTE 4 - SEGMENT INFORMATION
----------------------------

         In previously issued financial statements, the Company presented segment information for Homes, an advertising segment that provides advertising services for FSBO real estate and for businesses, and presented segment information for Direct, a mortgage segment that provided mortgage services to individuals and small businesses as a mortgage broker. The Company discontinued its Direct Lending operations and sold substantially all of the assets of Direct during November of 2002. At December 31, 2003, the Company had operations in a single industry segment, Homes. The Company acquired certain Wi-Fi related assets at a total cost of $2,400 to begin operations in the Wi-Fi industry, but at December 31, 2003, the Company had no operating activities in this segment.

NOTE 5 - SUBSEQUENT EVENTS
--------------------------

         On September 4, 2003, R Wireless Inc. signed an agreement with Freedom Homes, Inc. ("Freedom"), an Augusta, Georgia manufactured housing dealer, for the acquisition of a controlling interest in Homes by Owners, Inc., a subsidiary of R Wireless Inc. The transaction was subject to a condition subsequent that a financing for Homes of $500,000 must be completed by April 5, 2004, as described in the Company's Form 10-KSB filed on March 12, 2004 with the Securities and Exchange Commission.

         The condition subsequent was not fulfilled within the said date, and consequently the shares of Freedom are being returned to Mr. Evans, and the shares of Homes are being returned to R Wireless, Inc.

         ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

         As of December 31, 2003 the Company has never earned a profit, and has incurred an accumulated deficit of $1,788,894. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the original business plan envisioned by MA&N, along with alternative business opportunities, may elicit additional funds from third parties. However, the MA&N resources are finite and there can be no assurance of third party funding. The proposed Wi-Fi business has become very competitive and capital-use intensive. The large number of established telecommunications companies entering the Wi-Fi industry has reduced opportunities for R Wireless. Management believes that only Wi-Fi equipment manufacturers are currently successful in generating profits in the Wi-Fi industry, and service providers have yet to develop a profitable business model. Subsequently, the Company, with the help of MA&N, has started looking for alternative realization opportunities.

         The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits to become financially viable. The auditors' report on the financial statements for the year ended September 30, 2003 included an emphasis of a matter regarding substantial doubt about the Company's ability to continue as a going concern.

         R Wireless concentrated its efforts on strategic alliances, which could gradually be built into one functional business unit. The main focus of the Company was to acquire financially distressed Wi-Fi companies and leverage on their existing assets. R Wireless has not completed any of the initiated negotiations for mergers and acquisitions.

         The Company's original business, the mortgage banking business conducted by Direct Lending, Inc. ("Direct"), has been divested. The magazine, FOR SALE BY OWNER, is currently operating at a small deficit. Should there be no allocation of general corporate overhead to its operation, management believes FOR SALE BY OWNER can at best be made marginally profitable. By terminating the mortgage banking operations of Direct and by reducing the expenses of producing the magazine, FOR SALE BY OWNER, the Company has substantially reduced its operating costs. However, these expense reductions do not eliminate the Company's current operating deficits.

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

         The main source of funds for the quarter ended December 31, 2003 was MA&N, which funded $6,595 in legal, accounting and other fees. MA&N also provided consulting and management services for a total of $8,100 during the quarter ended December 31, 2003.

         On December 12, 2002 MA&N gained control over the Company through the acquisition of 4,647,626 shares of R Wireless Common Stock. Management valued the consideration at $232,000 in exchange for the shares. As of December 31, 2003 MA&N had provided funding for $121,436 in cash disbursements and $33,100 worth of consulting and management services. Although the Company's access to capital resources remains limited, MA&N's involvement has helped R Wireless maintain its current operations and consider potential Wi-Fi involvements and other possible business alliances. MA&N will continue to fund current expenses, previous operating obligations of the Company and its subsidiaries, Wi-Fi consulting services, Wi-Fi equipment acquisitions, and will provide management services until it has satisfied all its obligations, as stated in its agreement with the Company dated December 12, 2002, and as defined by the consideration value of $232,000.

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

RESULTS OF OPERATIONS

         During the fiscal 2003 year, the Company discontinued the operations of Direct. Revenues from Direct for the quarter ended December 31, 2002 were $18,961. The net loss of the subsidiary for the same period was $3,686. The Company recognized a gain on the sale of Direct in the amount of $5,637 during the quarter ended December 31, 2002. The following analysis of the Company's operating results excludes the operations of Direct.

         o Quarter ended December 31, 2003 compared with quarter ended December 31, 2002.

         Revenues from continuing operations, or the revenues of Homes, increased $401 from $8,933 for the three months ended December 31, 2002 to $9,334 for the three months ended December 31, 2003, or 4.5%, as a result of higher advertising rates charged by the magazine.

         The operating loss from continuing operations decreased $28,677 from $42,679 for the three months ended December 31, 2002 to $14,002, for the three months ended December 31, 2003, or $67.2%, principally as a result of the discontinuance of Direct and decreases (i) in professional fees of $11,101 from $24,752 for the three months ended December 31, 2002 to $13,651 for the three months ended December 31, 2003, or 44.9% due to the reduced legal and accounting fees as a result of the increase involvement of the Company in all filings under the Securities Exchange Act of 1934; (ii) in travel of $9,283 from $9,283 for the three months ended December 31, 2002 to zero for the three months ended December 31, 2003, or 100% due to the lack of travel arrangements; (iii) in salaries, commissions and benefits of $6,061 from $7,061 for the three months ended December 31, 2002 to $1,000 for the three months ended December 31, 2003, or 85.9% due to the lack of employees; (iv) in office expense of $1,300 from $1,601 for the three months ended December 31, 2002 to $301 for the three months ended December 31, 2003, or 81.2% due to significantly reduced administration needs, as a result of the discontinuance of Direct; (v) in depreciation of $622 from $1,248 for the three months ended December 31, 2002 to $626 for the three months ended December 31, 2003, or 49.8% due to the near fully-depreciated status of all fixed assets.

         The decrease in the operating loss from continuing operations was partially offset by an increase in other expense of $1,226, from $2,644 for the three months ended December 31, 2002 to $3,870 for the three months ended December 31, 2003, or 46.4% primarily due miscellaneous daily expenses related to the printing and distribution of the magazine.

NET OPERATING LOSS CARRYFORWARDS FOR TAX PURPOSES

         As of September 30, 2003, the Company has tax net operating loss carryforwards totaling $1,662,790 that expire in 2018 through 2023. Approximately $1,190,000 of the net operating loss carryforwards were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitations described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

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

         ITEM 3. CONTROLS AND PROCEDURES.

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         The chief executive officer and the chief financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of December 31, 2003, have concluded that the disclosure controls and procedures are not effective to ensure that information the Company is required to disclose in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Because of the limited staff of the Company, all transactions are recorded, processed, and summarized by management. Consequently the accuracy of all records is guaranteed, and management has certified the correctness of all facts set forth herein, to the best of their knowledge. However, the reporting accuracy has been achieved at the expense of time, and the Company has been very pressed to meet reporting deadlines.

CHANGES IN INTERNAL CONTROLS

         There have been no changes in our internal control over financial reporting that occurred during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During fiscal year 2003, the Company's management identified material weaknesses in the Company's disclosure procedures and has taken corrective actions. Management has already implemented disclosure procedural improvements, which will guarantee the effectiveness, accuracy, and timeliness of the Company's financial reporting systems in the future. As discussed in EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES, priority has been given to meeting all reporting deadlines.

PART II - OTHER INFORMATION
         ITEM 1.  LEGAL PROCEEDINGS.

         NA

         ITEM 2. CHANGES IN SECURITIES.

         NA

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         NA
         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         NA

         ITEM 5. OTHER INFORMATION.

                  On March 24, 2004, the SEC filed a civil complaint seeking a temporary restraining order ("TRO") and other relief, alleging an illegal distribution to the public of common stock of Universal Express, Inc. ("Universal"), an unaffiliated organization, by Universal's chief executive officer, its general counsel and four others, including Mark Neuhaus, the Company's Chairman and Chief Executive Officer. Several of the counts do not involve the four other defendants, their involvement being alleged to be as purported consultants to Universal, receiving stock for services at a discount and promptly reselling it.

                  Mr. Neuhaus is alleged to have violated Sections 5(b) and (c) and Sections 17(a)(1), (2) and (3) of the Securities Act of 1933 and
         Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Mr. Neuhaus denies violation of any applicable law in connection with his resale of Universal common stock. The Company believes there is no connection between the Company and Universal other than Mr. Neuhaus' position with the Company and the fact that Mr. Neuhaus was a consultant to Universal and received and resold shares of its common stock.

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS:
         The following exhibits are filed with this Form 10-QSB:

         EXHIBIT NO.         EXHIBIT NAME
         31.1                Certification by the CEO.
         31.2                Certification by the CFO
         32.1                Certification pursuant to Section 1350

         (b) REPORTS ON FORM 8-K:

         1. Nicole Bloom Neuhaus' resignation as of November 4, 2003.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 R WIRELESS INC.
                                  (Registrant)

                             By /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                               Date: May 14, 2004

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                               Date: May 14, 2004

                                 /s/ Ned Baramov
           Ned Baramov, Secretary-Treasurer, (Chief Financial Officer)
                               Date: May 14, 2004