Form 10QSB
period 2004-03-31
R WIRELESS INC
filed 2004-06-04
CIK 1133798

--------------------------------------------------------------------------------
SEC 2334        Potential persons who are to respond to the collection of
 (6-00)         information contained in this form are not required to respond unless the form displays a currently valid OMB control number.
--------------------------------------------------------------------------------

                                                  ------------------------------
                                                          OMB APPROVAL
                                                  ------------------------------
                                                  OMB Number: 3235-0416
                                                  ------------------------------
                                                  Expires: February 28, 2006
                                                  ------------------------------
                                                  Estimated average burden
                                                  hours per response: 182
                                                  ------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT
                                    OF 1934

                  For the quarterly period ended MARCH 31, 2004

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

                                  COMMON STOCK
                                (Title of class)

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.


                                  R WIRELESS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED BALANCE SHEETS

                                                                         MARCH 31,       SEPTEMBER 30,
                                                                           2004              2003
                                                                       ------------      ------------
                                                                       (UNAUDITED)
                                               ASSETS
CASH                                                                   $       138       $       930

PROPERTY AND EQUIPMENT - NET                                                 4,978             6,230

OTHER ASSETS                                                                   250               250
                                                                       ------------      ------------

                                                                       $     5,366       $     7,410
                                                                       ============      ============

                           LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $   306,662       $   308,707
  Short-term notes payable                                                  20,598            20,598
  Stockholder advances                                                      46,384            46,884
                                                                       ------------      ------------

    Total current liabilities                                              373,644           376,189
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Paid in capital - 1,000,000 preferred shares authorized; none
    issued and outstanding                                                      --                --
  Paid in capital - no par common - 50,000,000 shares authorized;
    issued and outstanding 15,293,651 shares at March 31, 2004
    and September 30, 2003                                               1,497,111         1,497,111
  Less amounts receivable for the purchase of common stock                 (32,468)          (92,159)
                                                                       ------------      ------------
                                                                         1,464,643         1,404,952

  Accumulated deficit                                                   (1,832,921)       (1,773,731)
                                                                       ------------      ------------

                                                                          (368,278)         (368,779)
                                                                       ------------      ------------

                                                                       $     5,366       $     7,410
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


                                                 R WIRELESS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                    FOR THE THREE MONTHS                 FOR THE SIX MONTHS
                                                                       ENDED MARCH 31,                      ENDED MARCH 31,
                                                               -------------------------------      -------------------------------
                                                                   2004               2003               2004             2003
                                                               -------------     -------------      -------------     -------------
REVENUES                                                       $      7,526      $     13,525       $     16,860      $     22,458
                                                               -------------     -------------      -------------     -------------

OPERATING EXPENSES
  Salaries, commissions and benefits                                    450           305,124              1,450           312,185
  Professional fees                                                  42,428           131,365             56,079           156,117
  Office expense                                                        150               780                451             2,381
  Travel                                                                 --                --                 --             9,283
  Rent                                                                  412             2,400              1,062             4,000
  Magazine printing                                                   3,834             2,386              6,515             5,512
  Depreciation                                                          626             3,500              1,252             4,748
  Utilities and telephone                                               396               400                593               697
  Advertising                                                            --                --                360                --
  Other                                                               1,591            12,353              5,461            14,997
                                                               -------------     -------------      -------------     -------------

                                                                     49,887           458,308             73,223           509,920
                                                               -------------     -------------      -------------     -------------

    Operating loss from continuing operations                       (42,361)         (444,783)           (56,363)         (487,462)
                                                               -------------     -------------      -------------     -------------

OTHER INCOME (EXPENSE)
  Gain on settlement of accounts payable                                 --                --                373                --
  Interest                                                           (1,666)             (700)            (3,200)           (1,679)
                                                               -------------     -------------      -------------     -------------

                                                                     (1,666)             (700)            (2,827)           (1,679)
                                                               -------------     -------------      -------------     -------------

    Loss from continuing operations before income taxes             (44,027)         (445,483)           (59,190)         (489,141)

PROVISION FOR INCOME TAXES                                               --                --                 --                --
                                                               -------------     -------------      -------------     -------------

    Loss from continuing operations                                 (44,027)         (445,483)           (59,190)         (489,141)
                                                               -------------     -------------      -------------     -------------

DISCONTINUED OPERATIONS
  Operating loss of discontinued Direct Lending operations               --                --                 --            (9,323)
  Gain from disposal of discontinued Direct Lending operations           --            10,650                 --            16,287
                                                               -------------     -------------      -------------     -------------

    Net income from discontinued Direct Lending operations               --            10,650                 --             6,964
                                                               -------------     -------------      -------------     -------------

    Net loss                                                   $    (44,027)     $   (434,833)      $    (59,190)     $   (482,177)
                                                               =============     =============      =============     =============

PER SHARE INFORMATION:
  Basic net loss per common share                              $      (0.00)     $      (0.04)      $      (0.00)     $      (0.06)
                                                               =============     =============      =============     =============

  Weighted average shares outstanding                            15,293,651        12,418,651         15,293,651         8,603,660
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

                                                 R WIRELESS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                             COMMON STOCK
                                            -----------------------------------------------
                                                                                 AMOUNTS                              TOTAL
                                               SHARES                           RECEIVABLE                         STOCKHOLDERS'
                                             ISSUED AND         PAID IN         FOR COMMON       ACCUMULATED          EQUITY
                                            OUTSTANDING         CAPITAL        STOCK ISSUED        DEFICIT          (DEFICIT)
                                            ------------      ------------     ------------      ------------      ------------
BALANCE, SEPTEMBER 30, 2002                   3,962,282       $   808,053      $        --       $(1,260,356)      $  (452,303)

    Common stock issued for cash
      and services                            4,647,626           232,000          (92,159)               --           139,841
    Common stock options awarded
      as settlement for cash advances,
      accrued interest and accrued
      compensation                                   --            73,585               --                --            73,585
    Common stock issued as
      repayment for notes payable
      and related accrued interest              133,487            33,372               --                --            33,372
    Common stock issued for cash                 75,256            30,101               --                --            30,101
    Common stock issued as
      compensation to executives              4,500,000           225,000               --                --           225,000
    Common stock issued for
      professional services                   2,100,000            95,000               --                --            95,000
    Common stock cancelled                     (125,000)               --               --                --                --
    Net loss                                         --                --               --          (513,375)         (513,375)
                                            ------------      ------------     ------------      ------------      ------------

BALANCE, SEPTEMBER 30, 2003                  15,293,651         1,497,111          (92,159)       (1,773,731)         (368,779)

    Cash and services received from
      stockholders for shares issued
      in a prior period                              --                --           59,691                --            59,691
    Net loss                                         --                --               --           (59,190)          (59,190)
                                            ------------      ------------     ------------      ------------      ------------

BALANCE, MARCH 31, 2004
      (UNAUDITED)                            15,293,651       $ 1,497,111      $   (32,468)      $(1,832,921)      $  (368,278)
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

                                       R WIRELESS, INC. AND SUBSIDIARIES
                                     CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                  (UNAUDITED)

                                                                            FOR THE SIX MONTHS
                                                                               ENDED MARCH 31,
                                                                          --------------------------
                                                                             2004            2003
                                                                          ----------      ----------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net loss                                                                $ (59,190)      $(482,177)
  Adjustments to reconcile net loss to net cash
   used in operating activities of continuing operations:
    Net income from discontinued Direct Lending operations                       --          (6,964)
    Depreciation                                                              1,252           4,748
    Expenses settled by issuance of common stock                                 --         300,000
    Professional services received for common stock issued
     in a prior period                                                       16,200              --
    Changes in deferred and accrued amounts:
      Accounts receivable                                                        --             531
      Other assets                                                               --           1,055
      Accounts payable and accrued expenses                                  (2,045)         75,215
      Adjustments for changes in operating assets and
       liabilities of discontinued Direct Lending operations                     --          15,111
                                                                          ----------      ----------

Net cash used in operating activities of continuing operations              (43,783)        (92,481)
                                                                          ----------      ----------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds, net of repayments, from short-term notes payable
   and stockholder advances                                                    (500)          2,000
  Proceeds from the sale of common stock                                         --          91,051
  Cash received from stockholder for shares issued in prior period           43,491
                                                                          ----------      ----------

  Net cash provided by financing activities of continuing operations         42,991          93,051
                                                                          ----------      ----------

  Net cash (used in ) provided by continuing operations                        (792)            570
                                                                          ----------      ----------

CASH USED IN DISCONTINUED DIRECT LENDING OPERATIONS
  Operating activities                                                           --         (18,441)
  Investing activities                                                           --          16,618
                                                                          ----------      ----------

  Net cash used in discontinued Direct Lending operations                        --          (1,823)
                                                                          ----------      ----------

  Net (decrease) increase in cash                                              (792)         (1,253)

CASH, BEGINNING OF PERIOD                                                       930           2,489
                                                                          ----------      ----------

CASH, END OF PERIOD                                                       $     138       $   1,236
                                                                          ==========      ==========

                                                                                         (Continued)


                                  R WIRELESS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                    FOR THE SIX MONTHS
                                                                      ENDED MARCH 31,
                                                                ---------------------------
                                                                    2004           2003
                                                                -----------     -----------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  Cash paid for interest                                        $    1,118      $    2,917
                                                                ===========     ===========

  Cash paid for income taxes                                    $       --      $       --
                                                                ===========     ===========

  Noncash financing activities
  Common stock issued as repayment for cash advances,
       notes payable and related accrued interest               $       --      $   33,372
                                                                ===========     ===========

  Common stock options awarded as settlement for cash
       advances, accrued interest and accrued compensation      $       --      $   73,585
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

                        R WIRELESS, INC. AND SUBSIDIARIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1 - BASIS OF PRESENTATION
------------------------------

         The accompanying unaudited consolidated financial statements of R Wireless Inc. and subsidiaries (the "Company") have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions to Form 10-QSB and Item 310(b) of Regulation S-B. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. The Company's management believes that all adjustments considered necessary for a fair presentation have been included in the consolidated financial statements. For further information, refer to the consolidated financial statements and footnotes thereto for the fiscal year ended September 30, 2003, included in the Company's Form 10-KSB, filed on March 12, 2004 with the Securities and Exchange Commission.

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

         Certain reclassifications have been made to the financial statements for the six months ended March 31, 2003 to conform to the current year presentation. These reclassifications resulted in reporting an additional $907 loss from discontinued operations offset by a $907 reduction in the loss from continuing operations.

NOTE 2 - AMOUNTS RECEIVABLE FOR THE PURCHASE OF COMMON STOCK
------------------------------------------------------------

         On December 12, 2002, the Company signed an agreement with MA&N LLC ("MA&N") for the sale of shares of the Company, constituting, after issuance, 51% of the outstanding shares on a fully diluted basis (4,647,626 shares) for consideration of a total estimated value of $232,000. MA&N had reduced the balance of the consideration to $32,468 at March 31, 2004 and $92,159 at September 30, 2003, by funding the payment of current expenses and accounts payable, and providing consulting services to the Company. MA&N will continue to fund the Company and provide consulting services until its shares are paid for in full.

         MA&N charges the Company management and consulting fees at the rate of $2,700 per month. The monthly fee also includes the use of MA&N's offices, for which the Company does not have a formal lease agreement with MA&N.


NOTE 3 - EXECUTIVE COMPENSATION
-------------------------------

         In December 2002, as settlement for $73,585 of cash advances and related accrued interest and unpaid compensation that was recognized in periods prior to September 30, 2002, the Company awarded 294,341 common stock options to a former director and current shareholder of the Company. The options are exercisable at $0.01 per share and expire in five years. No options have been exercised as of March 31, 2004.

                                                                     (Continued)

------------------------------------------


         On January 15, 2003, the Company issued 3,000,000 shares and 1,500,000 shares of the Company's Common Stock for the compensation of Mark Neuhaus, Chief Executive Officer, and Ned Baramov, Secretary/Treasurer, respectively, pursuant to employment agreements expiring January 14, 2006 for Mr. Neuhaus, and January 14, 2004 for Mr. Baramov. The basis per share used in the estimation of salary expense for the two executives was $0.05, management's estimate of the fair value, which estimate considered the stock price on January 15, 2003, and a discount which reflects the restricted status of the newly issued shares. The employment agreement for Mr. Baramov expired on January 14, 2004 and has not been renewed, but Mr. Baramov continues to provide services to the Company without direct compensation from the Company.

         Mark Neuhaus's monthly salary of $25,000 a month, on deferred basis, was rescinded on December 23, 2003. Mr. Neuhaus did not receive any amounts from the rescinded compensation plan.


NOTE 4 - SEGMENT INFORMATION
----------------------------

         In previously issued financial statements, the Company presented segment information for Homes, an advertising segment that provides advertising services for FSBO real estate and for businesses, and for Direct, a mortgage segment that provided mortgage services to individuals and small businesses as a mortgage broker. The Company discontinued its Direct Lending operations and sold substantially all of the assets of Direct in November of 2002. At March 31, 2004, the Company had operations in a single industry segment, Homes. The Company acquired certain Wi-Fi related assets at a total cost of $2,400 to begin operations in the Wi-Fi industry, but at March 31, 2004, the Company had no operating activities in this segment.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion should be read in conjunction with the consolidated financial statements and notes. In addition to historical information, this discussion and analysis contains forward-looking statements that involve risks, uncertainties and assumptions, which could cause actual results to differ materially from management's expectations. Factors that could cause differences include, but are not limited to, continued reliance on external sources of financing, fluctuations in pricing for the Company's products and services, increased competition, as well as general conditions of the marketplace.

         As of March 31, 2004 the Company has never earned a profit, and has incurred an accumulated deficit of $1,832,921. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the original business plan envisioned by MA&N, along with alternative business opportunities, may elicit additional funds from third parties. However, the MA&N resources are finite and there can be no assurance of third party funding. The proposed Wi-Fi business has become very competitive and capital-use intensive. The large number of established telecommunications companies entering the Wi-Fi industry has reduced opportunities for R Wireless. Management believes that only Wi-Fi equipment manufacturers are currently successful in generating profits in the Wi-Fi industry, and service providers have yet to develop a profitable business model. Subsequently, the Company, with the help of MA&N, has started looking for alternative realization opportunities.

         R Wireless concentrated its efforts on strategic alliances, which could gradually be built into one functional business unit. The main focus of the Company was to acquire financially distressed Wi-Fi companies and leverage on their existing assets. R Wireless has not completed any of the initiated negotiations for mergers and acquisitions.

         The Company's original business, the mortgage banking business conducted by Direct Lending, Inc. ("Direct"), has been divested. The advertising business is conducted by the Company's other subsidiary, Homes by Owner, Inc. ("Homes") It publishes the magazine, FOR SALE BY OWNER, which is currently operating at a small deficit. Should there be no allocation of general corporate overhead to its operation, management believes FOR SALE BY OWNER can at best be made marginally profitable. By terminating the mortgage banking operations of Direct and by reducing the expenses of producing the magazine, FOR SALE BY OWNER, the Company has substantially reduced its operating costs. However, these expense reductions do not eliminate the Company's current operating deficits. Homes does not hold a lease for the office it currently occupies on a month-to-month agreement.

         On September 4, 2003, the Company signed an agreement with Freedom Homes, Inc. ("Freedom"), an Augusta, Georgia manufactured housing dealer, for the acquisition of a controlling interest in Homes. The transaction was subject to a condition subsequent that a financing for Homes of $500,000 must be completed by April 5, 2004. The condition subsequent was not fulfilled within the said period, and consequently the shares of Freedom are being returned to Mr. Evans, and the shares of Homes are being returned to R Wireless, Inc. At this time, the Company has no plans to expand the operations of Homes.


LIQUIDITY

         At present and historically, the Company has lacked liquidity as a result of insufficient initial financing and continuing operating deficits. The Company has maintained its ability to pay expenses through the sale of common stock from time to time, principally to its directors, who have made significant investments. As a result of the change of control of the Company, such funding will not continue. Therefore, the Company will need to rely for its future liquidity needs on the resources of its new controlling shareholder, MA&N, until such time as it arranges other financing or becomes profitable. The amount of funding receivable from MA&N has been reduced to $32,468 at March 31, 2004, which is not sufficient to cover the Company's liabilities. The Company will have to rely on additional financing to satisfy all its obligations to vendors and creditors.

         The main source of funds for the quarter ended March 31, 2004 was MA&N, which funded $36,896 in legal, accounting and other professional fees. MA&N also provided consulting and management services for a total of $8,100 during the quarter ended March 31, 2004.

         On December 12, 2002 MA&N gained control over the Company through the acquisition of 4,647,626 shares of R Wireless Common Stock. Management valued the consideration at $232,000 in exchange for the shares. As of March 31, 2004 MA&N had provided funding for $158,332 in cash disbursements and $41,200 worth of consulting and management services. Although the Company's access to capital resources remains limited, MA&N's involvement has helped R Wireless maintain its current operations and consider potential Wi-Fi involvements and other possible business alliances. MA&N will continue to fund current expenses, previous operating obligations of the Company and its subsidiaries, consulting services, and will provide management services until it has satisfied all its obligations, as stated in its agreement with the Company dated December 12, 2002. However, due to the change in the Company's strategic focus and the move away from the development of a Wi-Fi business plan, the Company's management agreed that it is not reasonable to have MA&N to acquire four additional Wi-Fi nodes, as stated in the original agreement with the Company. Management has agreed that having MA&N fund current expenses and accounts payable in lieu of acquiring Wi-Fi nodes will be more beneficial to the Company.


CAPITAL EXPENDITURES

         The Company has no material commitments for capital expenditures and has had no need, in its previous operations, to make material capital expenditures. The development of any business will require capital expenditures, the exact extent of which is not now known, although it is believed that the principal anticipated capital expenditures can be financed to a substantial extent.

         To date, the Company, with the help of MA&N, has acquired and installed one Wi-Fi node. All associated expenses, amounting to $2,400 were funded by MA&N.


RESULTS OF OPERATIONS

         During the fiscal 2003 year, the Company discontinued the operations of Direct. Revenues from Direct for the quarter ended March 31, 2003 were zero. The net loss of the subsidiary for the same period was zero. The Company recognized a gain on the sale of Direct's assets in the amount of $10,650 during the quarter ended March 31, 2003.

         Revenues from Direct for the six months ended March 31, 2003 were $18,961. The net loss of the subsidiary for the same period was $3,686. The Company recognized a gain on the sale of Direct's assets in the amount of $16,287 during the six months ended March 31, 2003.

         The following analysis of the Company's operating results excludes the operations of Direct.

         o THREE MONTHS ENDED MARCH 31, 2004 COMPARED WITH THREE MONTHS ENDED MARCH 31, 2003.

         Revenues from continuing operations, or the revenues of Homes, decreased $5,999 from $13,525 for the three months ended March 31, 2003 to $7,526 for the three months ended March 31, 2004, or 44.4%, as a result of the reduced number of magazines published.

         The operating loss from continuing operations decreased $402,422 from $444,783 for the three months ended March 31, 2003 to $42,361, for the three months ended March 31, 2004, or 90.5%, principally as a result of the discontinuance of Direct and decreases (i) in salaries, commissions and benefits of $304,674 from $305,124 for the three months ended March 31, 2003 to $450 for the three months ended March 31, 2004, or 99.9% due to the lack of new employment agreements for the year 2004; (ii) in professional fees of $88,937 from $131,365 for the three months ended March 31, 2003 to $42,428 for the three months ended March 31, 2004, or 67.7% due to the reduced legal and accounting fees as a result of the increased involvement of the Company in all filings under the Securities Exchange Act of 1934; (iii) in other operating expenses of

$10,762 from $12,353 for the three months ended March 31, 2003 to $1,591 for the three months ended March 31, 2004, or 87.1% due to reduced miscellaneous and entertainment expenses, and the lack of license fees and taxes; (iv) in depreciation of $2,874 from $3,500 for the three months ended March 31, 2003 to $626 for the three months ended March 31, 2004, or 82.1% due to the near fully-depreciated status of all fixed assets; (v) in rent expense of $1,988 from $2,400 for the three months ended March 31, 2003 to $412 for the three months ended March 31, 2004, or 82.8% due to reduced office space rented by the Company in Martinez, GA and reliance on MA&N's office space in New York City, NY.

         The decrease in the operating loss from continuing operations was partially offset by an increase in magazine printing expenses of $1,448 from $2,386 for the three months ended March 31, 2003 to $3,834 for the three months ended March 31, 2004, or 60.7% due to the increased number of pages per issue and higher quality color printing of the magazine.

         o SIX MONTHS ENDED MARCH 31, 2004 COMPARED WITH SIX MONTHS ENDED MARCH 31, 2003.

         Revenues from continuing operations, or the revenues of Homes, decreased $5,598 from $22,458 for the six months ended March 31, 2003 to $16,860 for the six months ended March 31, 2004, or 24.9%, as a result of the reduced number of magazines published.

         The operating loss from continuing operations decreased $431,099 from $487,462 for the six months ended March 31, 2003 to $56,363, for the six months ended March 31, 2004, or 88.4%, principally as a result of the discontinuance of Direct and decreases (i) in salaries, commissions and benefits of $310,735 from $312,185 for the six months ended March 31, 2003 to $1,450 for the six months ended March 31, 2004, or 99.5% due to the lack of new employment agreements for the year 2004; (ii) in professional fees of $100,038 from $156,117 for the six months ended March 31, 2003 to $56,079 for the six months ended March 31, 2004, or 64.1% due to the reduced legal and accounting fees as a result of the increased involvement of the Company in all filings under the Securities Exchange Act of 1934; (iii) in other operating expenses of $9,536 from $14,997 for the six months ended March 31, 2003 to $5,461 for the six months ended March 31, 2004, or 60.4% due to reduced miscellaneous and entertainment expenses, and the lack of license fees and taxes; (iv) in depreciation of $3,496 from $4,748 for the six months ended March 31, 2003 to $1,252 for the six months ended March 31, 2004, or 73.6% due to the near fully-depreciated status of all fixed assets;
(v) in rent expense of $2,938 from $4,000 for the six months ended March 31, 2003 to $1,062 for the six months ended March 31, 2004, or 73.5% due to reduced office space rented by the Company in Martinez, GA and reliance on MA&N's office space in New York City, NY.

         The decrease in the operating loss from continuing operations was partially offset by an increase in magazine printing expenses of $1,003 from $5,512 for the six months ended March 31, 2003 to $6,515 for the six months ended March 31, 2004, or 18.2% due to the increased number of pages per issue and higher quality color printing of the magazine.


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

         Net operating losses after December 12, 2002 were $472,790. The total net operating losses available to the Company to offset future taxable income is $896,790. In view of the anticipated losses sustained in the six months ended March 31, 2004, the net operating loss carryforwards will have increased as of that date. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with $6,521 relating to intangible assets and $17,149 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $288,571 as of September 30, 2003, offset by deferred tax liabilities relating to property and equipment in the amount of $649, leaves a net deferred tax asset of $287,922 that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $287,922, or 100%, has been taken against net deferred taxes as of September 30, 2003. A larger equivalent valuation will be taken against the larger amount of such assets as of March 31, 2004. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company.

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



ITEM 3. CONTROLS AND PROCEDURES.

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         The chief executive officer and the chief financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of March 31, 2004, have concluded that the disclosure controls and procedures are not effective to ensure that information the Company is required to disclose in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Because of the limited staff of the Company, all transactions are recorded, processed, and summarized by management. Consequently the accuracy of all records is guaranteed, and management has certified the correctness of all facts set forth herein, to the best of their knowledge. However, the reporting accuracy has been achieved at the expense of time, and the Company has been very pressed to meet reporting deadlines.

CHANGES IN INTERNAL CONTROLS

         There have been no changes in our internal control over financial reporting that occurred during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During fiscal year 2003, the Company's management identified material weaknesses in the Company's disclosure procedures and has taken corrective actions. Management has already implemented disclosure procedural improvements, which will guarantee the effectiveness, accuracy, and timeliness of the Company's financial reporting systems in the future. As discussed in EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES, priority has been given to meeting all reporting deadlines.

PART II - OTHER INFORMATION

         ITEM 1.  LEGAL PROCEEDINGS.

                  Management is not currently aware of any pending, past or present litigation which would be considered to have a material effect on the Company. Management does not know of any outstanding bankruptcy or receivership issues and is not aware of any securities law violations.

                  Additionally, the Company has no material legal proceedings in which any director, officer or affiliate of the issuer, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

         ITEM 2. CHANGES IN SECURITIES.

         None

         ITEM 3. DEFAULTS UPON SENIOR SECURITIES.

         NA

         ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

         None

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

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

         The following exhibits are filed with this Form 10-QSB:

         EXHIBIT NO.         EXHIBIT NAME
         31.1                Certification by the CEO.
         31.2                Certification by the CFO
         32.1                Certification pursuant to Section 1350


         (B) REPORTS ON FORM 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended March 31, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 R WIRELESS INC.
                                  (Registrant)

                             By /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                               Date: June 3, 2004




In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                               Date: June 3, 2004

                                 /s/ Ned Baramov
           Ned Baramov, Secretary-Treasurer, (Chief Financial Officer)
                               Date: June 3, 2004