Form 10QSB
period 2004-06-30
R WIRELESS INC
filed 2004-08-17
CIK 1133798

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

                  For the quarterly period ended JUNE 30, 2004

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

                                  COMMON STOCK
                                (Title of class)

Transitional Small Business Disclosure Format (Check one):  Yes [ ] No [X]


PART I - FINANCIAL INFORMATION

         ITEM 1.  FINANCIAL STATEMENTS.


                                       R WIRELESS, INC. AND SUBSIDIARIES
                                          CONSOLIDATED BALANCE SHEETS

                                                                         JUNE 30,        SEPTEMBER 30,
                                                                           2004              2003
                                                                       ------------      ------------
                                                                       (UNAUDITED)

                                                    ASSETS
CASH                                                                   $       323       $       930

PROPERTY AND EQUIPMENT - NET                                                 4,352             6,230

OTHER ASSETS                                                                   250               250
                                                                       ------------      ------------

                                                                       $     4,925       $     7,410
                                                                       ============      ============

                                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
  Accounts payable and accrued expenses                                $   318,246       $   308,707
  Short-term notes payable                                                  20,598            20,598
  Stockholder advances                                                      46,184            46,884
                                                                       ------------      ------------

    Total current liabilities                                              385,028           376,189
                                                                       ------------      ------------

STOCKHOLDERS' EQUITY (DEFICIT)
  Paid in capital - 1,000,000 preferred shares authorized; none
    issued and outstanding                                                      --                --
  Paid in capital - no par common - 50,000,000 shares authorized;
    issued and outstanding 15,293,651 shares at June 30, 2004
    and September 30, 2003                                               1,497,111         1,497,111
  Less amounts receivable for the purchase of common stock                 (17,656)          (92,159)
                                                                       ------------      ------------
                                                                         1,479,455         1,404,952

Accumulated deficit                                                     (1,859,558)       (1,773,731)
                                                                       ------------      ------------

                                                                          (380,103)         (368,779)
                                                                       ------------      ------------

                                                                       $     4,925       $     7,410
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

                                                 R WIRELESS, INC. AND SUBSIDIARIES
                                               CONSOLIDATED STATEMENTS OF OPERATIONS
                                                            (UNAUDITED)

                                                                      FOR THE THREE MONTHS              FOR THE NINE MONTHS
                                                                          ENDED JUNE 30,                    ENDED JUNE 30,
                                                                  ------------------------------    ------------------------------
                                                                       2004             2003             2004             2003
                                                                  -------------    -------------    -------------    -------------
REVENUES                                                          $      5,895     $     13,636     $     22,755     $     36,094
                                                                  -------------    -------------    -------------    -------------

OPERATING EXPENSES
  Salaries, commissions and benefits                                        --           85,033            1,450          397,218
  Professional fees                                                     23,462           19,792           79,541          175,909
  Office expense                                                            28              937              479            3,318
  Travel                                                                    --               --               --            9,283
  Rent                                                                     401            2,000            1,463            6,000
  Magazine printing                                                      4,590            2,900           11,105            8,412
  Depreciation                                                             626            2,408            1,878            9,262
  Utilities and telephone                                                  237              455              830            1,152
  Advertising                                                              111               --              471               --
  Other                                                                  2,513            2,504            7,974           15,395
                                                                  -------------    -------------    -------------    -------------

                                                                        31,968          116,029          105,191          625,949
                                                                  -------------    -------------    -------------    -------------

    Operating loss from continuing operations                          (26,073)        (102,393)         (82,436)        (589,855)
                                                                  -------------    -------------    -------------    -------------

OTHER INCOME (EXPENSE)
  Gain on settlement of accounts payable                                 1,342               --            1,715               --
  Interest                                                              (1,906)          (1,533)          (5,106)          (3,212)
                                                                  -------------    -------------    -------------    -------------

                                                                          (564)          (1,533)          (3,391)          (3,212)
                                                                  -------------    -------------    -------------    -------------

    Loss from continuing operations before income taxes                (26,637)        (103,926)         (85,827)        (593,067)

PROVISION FOR INCOME TAXES                                                  --               --               --               --
                                                                  -------------    -------------    -------------    -------------

    Loss from continuing operations                                    (26,637)        (103,926)         (85,827)        (593,067)
                                                                  -------------    -------------    -------------    -------------

DISCONTINUED OPERATIONS
  Operating loss of discontinued Direct Lending operations                  --               --               --           (9,323)
  Gain from disposal of discontinued Direct Lending operations              --               --               --           16,287
                                                                  -------------    -------------    -------------    -------------

    Net income from discontinued Direct Lending operations                  --               --               --            6,964
                                                                  -------------    -------------    -------------    -------------

    Net loss                                                      $    (26,637)    $   (103,926)    $    (85,827)    $   (586,103)
                                                                  =============    =============    =============    =============

PER SHARE INFORMATION:
  Basic net loss per common share                                 $      (0.00)    $      (0.01)    $      (0.01)    $      (0.04)
                                                                  =============    =============    =============    =============

  Weighted average shares outstanding                               15,293,651       14,818,651       15,293,651       13,618,651
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

                                                 R WIRELESS, INC. AND SUBSIDIARIES
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

                                                           COMMON STOCK
                                           ---------------------------------------------
                                                                              AMOUNTS                           TOTAL
                                              SHARES                         RECEIVABLE                      STOCKHOLDERS'
                                            ISSUED AND        PAID IN        FOR COMMON      ACCUMULATED        EQUITY
                                           OUTSTANDING        CAPITAL       STOCK ISSUED       DEFICIT         (DEFICIT)
                                           ------------     ------------    ------------     ------------     ------------
BALANCE, SEPTEMBER 30, 2002                  3,962,282      $   808,053     $        --      $(1,260,356)     $  (452,303)

    Common stock issued for cash
      and services                           4,647,626          232,000         (92,159)              --          139,841
    Common stock options awarded
      as settlement for cash advances,
      accrued interest and accrued
      compensation                                  --           73,585              --               --           73,585
    Common stock issued as
      repayment for notes payable
      and related accrued interest             133,487           33,372              --               --           33,372
    Common stock issued for cash                75,256           30,101              --               --           30,101
    Common stock issued as
      compensation to executives             4,500,000          225,000              --               --          225,000
    Common stock issued for
      professional services                  2,100,000           95,000              --               --           95,000
    Common stock cancelled                    (125,000)              --              --               --               --
    Net loss                                        --               --              --         (513,375)        (513,375)
                                           ------------     ------------    ------------     ------------     ------------

BALANCE, SEPTEMBER 30, 2003                 15,293,651        1,497,111         (92,159)      (1,773,731)        (368,779)

    Cash and services received from
      stockholders for shares issued
      in a prior period                             --               --          74,503               --           74,503
    Net loss                                        --               --              --          (85,827)         (85,827)
                                           ------------     ------------    ------------     ------------     ------------

BALANCE, JUNE 30, 2004
      (UNAUDITED)                           15,293,651      $ 1,497,111     $   (17,656)     $(1,859,558)     $  (380,103)
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

                                  R WIRELESS, INC. AND SUBSIDIARIES
                                CONSOLIDATED STATEMENTS OF CASH FLOWS
                                             (UNAUDITED)

                                                                            FOR THE NINE MONTHS
                                                                               ENDED JUNE 30,
                                                                         --------------------------
                                                                            2004            2003
                                                                         ----------      ----------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
 Net loss                                                                $ (85,827)      $(586,103)
 Adjustments to reconcile net loss to net cash
  used in operating activities of continuing operations:
 Net income from discontinued Direct Lending operations                         --          (6,964)
 Depreciation                                                                1,878           9,262
 Expenses settled by issuance of common stock                                   --         300,000
 Professional services received for common stock issued
   in a prior period                                                        24,300              --
 Changes in deferred and accrued amounts:
 Accounts receivable                                                            --           3,123
 Other assets                                                                   --           1,055
 Accounts payable and accrued expenses                                       9,539         156,139
 Deferred revenues                                                              --          (2,848)
 Adjustments for changes in operating assets and
  liabilities of discontinued Direct Lending operations                         --          12,412
                                                                         ----------      ----------

 Net cash used in operating activities of continuing operations            (50,110)       (113,924)
                                                                         ----------      ----------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
 Proceeds, net of repayments, from short-term notes payable
  and stockholder advances                                                    (700)           (750)
 Proceeds from the sale of common stock                                         --         114,507
 Cash received from stockholder for shares issued in prior period           50,203              --
                                                                         ----------      ----------

 Net cash provided by financing activities of continuing operations         49,503         113,757
                                                                         ----------      ----------

 Net cash used in continuing operations                                       (607)           (167)
                                                                         ----------      ----------

CASH USED IN DISCONTINUED DIRECT LENDING OPERATIONS
 Operating activities                                                           --         (18,441)
 Investing activities                                                           --          16,618
                                                                         ----------      ----------

 Net cash used in discontinued Direct Lending operations                        --          (1,823)
                                                                         ----------      ----------

 Net decrease in cash                                                         (607)         (1,990)

CASH, BEGINNING OF PERIOD                                                      930           2,489
                                                                         ----------      ----------

CASH, END OF PERIOD                                                      $     323       $     499
                                                                         ==========      ==========

                                                                                        (Continued)

                             R WIRELESS, INC. AND SUBSIDIARIES
                           CONSOLIDATED STATEMENTS OF CASH FLOWS
                                        (UNAUDITED)

                                                                 FOR THE NINE MONTHS
                                                                   ENDED JUNE 30,
                                                                --------------------
                                                                  2004         2003
                                                                -------      -------
SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  Cash paid for interest                                        $ 2,067      $ 3,791
                                                                =======      =======

  Cash paid for income taxes                                    $    --      $    --
                                                                =======      =======

  Noncash financing activities
  Common stock issued as repayment for cash advances,
       notes payable and related accrued interest               $    --      $33,371
                                                                =======      =======

  Common stock options awarded as settlement for cash
       advances, accrued interest and accrued compensation      $    --      $73,585
                                                                =======      =======

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

         Certain reclassifications have been made to the financial statements for the nine months ended June 30, 2003 to conform to the current year presentation. These reclassifications resulted in reporting an additional $907 loss from discontinued operations offset by a $907 reduction in the loss from continuing operations.

NOTE 2 - AMOUNTS RECEIVABLE FOR THE PURCHASE OF COMMON STOCK
------------------------------------------------------------

         On December 12, 2002, the Company signed an agreement with MA&N LLC ("MA&N") for the sale of shares of the Company, constituting, after issuance, 51% of the outstanding shares on a fully diluted basis (4,647,626 shares) for consideration of a total estimated value of $232,000. MA&N had reduced the balance of the consideration payable to the Company pursuant to the agreement to $17,656 at June 30, 2004 and $92,159 at September 30, 2003, by funding the payment of current expenses and accounts payable, and providing consulting services to the Company. MA&N will continue to fund the Company and provide consulting services until its shares are paid for in full.

         MA&N charges the Company management and consulting fees at the rate of $2,700 per month. The monthly fee also includes the use of MA&N's offices, for which the Company does not have a formal lease agreement with MA&N.

NOTE 3 - EXECUTIVE COMPENSATION
-------------------------------

         In December 2002, as settlement for $73,585 of cash advances and related accrued interest and unpaid compensation that was recognized in periods prior to September 30, 2002, the Company awarded 294,341 common stock options to a former director and current shareholder of the Company. The options are exercisable at $0.01 per share and expire in five years. No options have been exercised as of June 30, 2004.

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


NOTE 4 - SEGMENT INFORMATION
----------------------------

         In previously issued financial statements, the Company presented segment information for Homes, an advertising segment that provides advertising services for FSBO real estate and for businesses, and for Direct, a mortgage segment that provided mortgage services to individuals and small businesses as a mortgage broker. The Company discontinued its Direct Lending operations and sold substantially all of the assets of Direct in November of 2002. At June 30, 2004, the Company had operations in a single industry segment, Homes. The Company acquired certain Wi-Fi related assets at a total cost of $2,400 to begin operations in the Wi-Fi industry, but at June 30, 2004, the Company had no operating activities in this segment.


NOTE 5 - SUBSEQUENT EVENTS
--------------------------

         On August 2, 2004 the Company and a consulting firm executed a Management Consulting Agreement, pursuant to which the consulting firm agreed for a six month period to provide consulting services to the Company in relation to the evaluation of potential merger and acquisition targets. Such services include but are not limited to advising, evaluating and developing corporate strategy, providing company guidance, and assisting in developing relationships and opportunities. In consideration for such services and prior such services, the Company agreed to issue 500,000 shares of its common stock to the consulting firm.

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

         As of June 30, 2004 the Company has never earned a profit, and has incurred an accumulated deficit of $1,859,558. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the original business plan envisioned by MA&N, along with alternative business opportunities, may elicit additional funds from third parties. However, the MA&N resources are finite and there can be no assurance of third party funding. The proposed Wi-Fi business has become very competitive and capital-use intensive. The large number of established telecommunications companies entering the Wi-Fi industry has reduced opportunities for R Wireless. Management believes that only Wi-Fi equipment manufacturers are currently successful in generating profits in the Wi-Fi industry, and service providers have yet to develop a profitable business model. Consequently, the Company, with the help of MA&N, has started looking for alternative opportunities.

         R Wireless concentrated its efforts on strategic alliances, which could gradually be built into one functional business unit. The main focus of the Company was to acquire financially distressed Wi-Fi companies and leverage on their existing assets. R Wireless has not completed any of the initiated negotiations for mergers and acquisitions.

         The Company's original business, the mortgage banking business conducted by Direct Lending, Inc. ("Direct"), has been divested. The advertising business is conducted by the Company's other subsidiary, Homes by Owner, Inc. ("Homes") It publishes the magazine, FOR SALE BY OWNER, which is currently operating at a small deficit. Should there be no allocation of general corporate overhead to its operation, management believes FOR SALE BY OWNER can at best be made marginally profitable. By terminating the mortgage banking operations of Direct and by reducing the expenses of producing the magazine, FOR SALE BY OWNER, the Company has substantially reduced its operating costs. However, these expense reductions do not eliminate the Company's current operating deficits. Homes does not hold a lease for the office it currently occupies on a month-to-month agreement. Homes prints two full-page ads in the magazine, valued at $200, for every month Homes occupies the office.

         On September 4, 2003, the Company signed an agreement with Jim Evans ("Evans"), the owner of Freedom Homes, Inc. ("Freedom"), an Augusta, Georgia manufactured housing dealer, for the acquisition of Freedom by Homes in exchange for stock of Homes that gave Evans a controlling interest in Homes. The transaction was subject to a condition subsequent that a financing for Homes of $500,000 must be completed by March 5, 2004, which subsequently was extended to April 5, 2004. The condition subsequent was not fulfilled, and consequently the shares of Freedom were returned to Mr. Evans, and the shares of Homes were returned to R Wireless, Inc. At this time, the Company has no plans to expand the operations of Homes.


LIQUIDITY

         At present and historically, the Company has lacked liquidity as a result of insufficient initial financing and continuing operating deficits. The Company has maintained its ability to pay expenses through the sale of common stock from time to time, principally to its former directors, who have made significant investments. As a result of the change of control of the Company, such funding from former directors is not likely to continue. Therefore, the Company will need to rely for its future liquidity needs on the resources of its new controlling shareholder, MA&N, until such time as it arranges other financing or becomes profitable. The amount of funding receivable from MA&N has been reduced to $17,656 at June 30, 2004, which is not sufficient to cover the Company's liabilities. The Company will have to rely on additional financing to satisfy all its obligations to vendors and creditors.

         The main source of funds for the quarter ended June 30, 2004 was MA&N, which funded $6,213 in legal, accounting and other professional fees. MA&N also provided consulting and management services for a total of $8,100 during the quarter ended June 30, 2004.

         On December 12, 2002 MA&N gained control over the Company through the acquisition of 4,647,626 shares of R Wireless Common Stock. Management valued the consideration at $232,000 in exchange for the shares. As of June 30, 2004 MA&N had provided funding for $165,044 in cash disbursements and $49,300 worth of consulting and management services. Although the Company's access to capital resources remains limited, MA&N's involvement has helped R Wireless maintain its current operations and consider potential Wi-Fi involvements and other possible business alliances. MA&N will continue to fund current expenses, previous operating obligations of the Company and its subsidiaries, consulting services, and will provide management services until it has satisfied all its obligations, as stated in its agreement with the Company dated December 12, 2002. However, due to the change in the Company's strategic focus and the move away from the development of a Wi-Fi business plan, the Company's management agreed that it is not reasonable to require MA&N to acquire four additional Wi-Fi nodes, as stated in the original agreement with the Company. Management has agreed that having MA&N fund current expenses and accounts payable in lieu of acquiring Wi-Fi nodes will be more beneficial to the Company.


CAPITAL EXPENDITURES

         The Company has no material commitments for capital expenditures and has had no need, in its previous and current operations, to make material capital expenditures. The development of any business will require capital expenditures, the exact extent of which is not now known, although it is believed that the principal anticipated capital expenditures can be financed to a substantial extent.

         To date, the Company, with the help of MA&N, has acquired and installed one Wi-Fi node. All associated expenses, amounting to $2,400 were funded by MA&N.


RESULTS OF OPERATIONS

         The following analysis of the Company's operating results excludes the operations of Direct.

         o THREE MONTHS ENDED JUNE 30, 2004 COMPARED WITH THREE MONTHS ENDED JUNE 30, 2003.

         Revenues from continuing operations, or the revenues of Homes, decreased $7,741 from $13,636 for the three months ended June 30, 2003 to $5,895 for the three months ended June 30, 2004, or 56.7%, as a result of the reduced number of magazines published.

         The operating loss from continuing operations decreased $76,320 from $102,393 for the three months ended June 30, 2003 to $26,073, for the three months ended June 30, 2004, or 74.5%, principally as a result of decreases (i) in salaries, commissions and benefits of $85,033 from $85,033 for the three months ended June 30, 2003 to $0 for the three months ended June 30, 2004, or 100% due to the lack of new employment agreements for the year 2004; (ii) in office expenses of $909 from $937 for the three months ended June 30, 2003 to $28 for the three months ended June 30, 2004, or 97% due to reduced use of office space by Homes; (iii) in depreciation of $1,782 from $2,408 for the three months ended June 30, 2003 to $626 for the three months ended June 30, 2004, or 74% due to the near fully-depreciated status of all fixed assets; (iv) in rent expense of $1,599 from $2,000 for the three months ended June 30, 2003 to $401 for the three months ended June 30, 2004, or 80% due to reduced office space rented by the Company in Martinez, Georgia, discontinued rent of office equipment, and reliance on MA&N's office space in New York City, NY.

         The decrease in the operating loss from continuing operations was partially offset by increases (i) in magazine printing expenses of $1,690 from $2,900 for the three months ended June 30, 2003 to $4,590 for the three months ended June 30, 2004, or 58.3% due to the increased number of pages per issue and higher quality color printing of the magazine; (ii) in professional fees of $3,670 from $19,792 for the three months ended June 30, 2003 to $23,462 for the three months ended June 30, 2004, or 18.5% due to the increased accounting fees as a result of the Company's filing of tax returns for the year 2003.

         o NINE MONTHS ENDED JUNE 30, 2004 COMPARED WITH NINE MONTHS ENDED JUNE 30, 2003.

         Revenues from continuing operations, or the revenues of Homes, decreased $13,339 from $36,094 for the nine months ended June 30, 2003 to $22,755 for the nine months ended June 30, 2004, or 37%, as a result of the reduced number of magazines published.

         The operating loss from continuing operations decreased $507,419 from $589,855 for the nine months ended June 30, 2003 to $82,436 for the nine months ended June 30, 2004, or 86%, principally as a result of the discontinuance of Direct and decreases (i) in salaries, commissions and benefits of $395,768 from $397,218 for the nine months ended June 30, 2003 to $1,450 for the nine months ended June 30, 2004, or 99.6% due to the lack of new employment agreements for the year 2004; (ii) in professional fees of $96,368 from $175,909 for the nine months ended June 30, 2003 to $79,541 for the nine months ended June 30, 2004, or 54.8% due to the reduced legal and accounting fees as a result of the increased involvement of the Company in all filings under the Securities Exchange Act of 1934; (iii) in other operating expenses of $7,421 from $15,395 for the nine months ended June 30, 2003 to $7,974 for the nine months ended June 30, 2004, or 48.2% due to reduced miscellaneous and entertainment expenses, and the lack of license fees and taxes; (iv) in depreciation of $7,384 from $9,262 for the nine months ended June 30, 2003 to $1,878 for the nine months ended June 30, 2004, or 79.7% due to the near fully-depreciated status of all fixed assets;
(v) in rent expense of $4,537 from $6,000 for the nine months ended June 30, 2003 to $1,463 for the nine months ended June 30, 2004, or 75.6% due to reduced office space rented by the Company in Martinez, Georgia and reliance on MA&N's office space in New York City, NY.

         The decrease in the operating loss from continuing operations was partially offset by an increase in magazine printing expenses of $2,693 from $8,412 for the nine months ended June 30, 2003 to $11,105 for the nine months ended June 30, 2004, or 32% due to the increased number of pages per issue and higher quality color printing of the magazine.


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

         Net operating losses after December 12, 2002 were $472,790. The total net operating losses available to the Company to offset future taxable income is $896,790. In view of the losses sustained in the nine months ended June 30, 2004, the net operating loss carryforwards will have increased as of that date. This amount, net of tax (assuming an estimated net federal and state tax rate of 29.5%), together with $6,521 relating to intangible assets and $17,149 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $288,571 as of September 30, 2003, offset by deferred tax liabilities relating to property and equipment in the amount of $649, leaves a net deferred tax asset of $287,922 that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $287,922, or 100%, has been taken against net deferred taxes as of September 30, 2003. A larger equivalent valuation will be taken against the larger amount of such assets as of June 30, 2004. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company.

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



         ITEM 3. CONTROLS AND PROCEDURES.

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

         The chief executive officer and the chief financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of June 30, 2004, have concluded that the disclosure controls and procedures are not effective to ensure that information the Company is required to disclose in reports that the Company files or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Because of the limited staff of the Company, all transactions are recorded, processed, and summarized by management. Consequently the accuracy of all records is directly known to management, and management has certified the correctness of all facts set forth herein, to the best of their knowledge. However, the reporting accuracy has been achieved at the expense of time, and the Company has been very pressed to meet reporting deadlines.

CHANGES IN INTERNAL CONTROLS

         There have been no changes in our internal control over financial reporting that occurred during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting. During fiscal year 2003, the Company's management identified material weaknesses in the Company's disclosure procedures and has taken corrective actions. Management has already implemented disclosure procedural improvements, which should assure the effectiveness, accuracy, and timeliness of the Company's financial reporting systems in the future. As discussed in EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES, priority has been given to meeting all reporting deadlines.

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

         ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K.

         (a) EXHIBITS REQUIRED BY ITEM 601 OF REGULATION S-B:

         The following exhibits are filed with this Form 10-QSB:

         EXHIBIT NO.         EXHIBIT NAME
         31.1                Certification by the CEO.
         31.2                Certification by the CFO
         32.1                Certification pursuant to Section 1350


         (b) REPORTS ON FORM 8-K:

         The Company did not file any reports on Form 8-K during the quarter ended June 30, 2004.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 R WIRELESS INC.
                                  (Registrant)

                             By /s/ Mark S. Neuhaus
                                ----------------------
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                              Date: August 16, 2004


In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
                               -------------------
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                              Date: August 16, 2004

                                 /s/ Ned Baramov
                                 ---------------
           Ned Baramov, Secretary-Treasurer, (Chief Financial Officer)
                              Date: August 16, 2004