Form 10KSB
period 2004-09-30
TX Holdings, Inc.
filed 2006-01-20
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   FORM 10-KSB

 ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended September 30, 2004

                         Commission file number 0-32335

                  TX Holdings, Inc. (formerly R Wireless, Inc.)
                 (Name of small business issuer in its charter)

           Georgia
(State or other jurisdiction of                          58-2558702
 incorporation or organization)             (I.R.S. Employer Identification No.)

         1602 Alton Road, #487
            Miami Beach, FL                                   33139
(Address of principal executive offices)                    (Zip Code)

                    Issuer's telephone number (305) 420-6781

         Securities registered under Section 12(b) of the Exchange Act:


Title of each class                    Name of each exchange on which registered
      N/A                                                 N/A

         Securities registered under Section 12(g) of the Exchange Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [ ] No [X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year: $26,605

State the aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold, or the average bid and asked price of such common equity, as of a specified date within the past 60 days. (See definition of affiliate in Rule 12b-2 of the Exchange Act.)

On December 30, 2005, shares of common stock of the issuer, its only common equity, were sold at prices ranging from $0.27 to $0.37 a share and closed at $0.27 a share. Based on such closing price, and 9,337,308 common shares outstanding as of December 30, 2005, excluding 9,662,626 common shares held by affiliates, the aggregate market value of the common stock of the issuer was $2,521,079.

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: As of December 30, 2005, there were 18,999,934 shares of common stock outstanding.

Transitional Small Business Disclosure Format (Check one): Yes ___; No [X]

                                     PART I

ITEM 1. DESCRIPTION OF BUSINESS.

CORPORATE STRUCTURE

TX Holdings, Inc. ("TX Holdings" or the "Company"), formerly named R Wireless, Inc. ("RWLS") and, prior to that, named HOM Corporation ("HOM"), a Georgia corporation incorporated on May 4, 2000, is a holding company. As of December 30, 2005, TX Holdings has a 32.3% equity interest in Freedom Homes, Inc. ("Freedom"), formerly named Homes By Owners, Inc., a Georgia corporation incorporated on December 6, 1999, and formerly a wholly-owned subsidiary, and one wholly-owned subsidiary, Direct Lending, Inc. ("Direct"), a Georgia corporation incorporated on January 9, 1997 and formerly known as Southern States Lenders, Inc. (SEE EXHIBIT 21.1).

Freedom principally is a retailer of manufactured homes in the Augusta, Georgia market and also publishes and distributes a periodic magazine, FOR SALE BY OWNER, formerly known as FOR SALE BY OWNER AND BUILDER and HOMES BY OWNERS. FOR SALE BY OWNER lists residential properties for sale by their owners in the Augusta, Georgia/Aiken, South Carolina metropolitan areas and contains advertisements, most, but not all, of which relate to the real estate business. The magazine represented Freedom's only business prior to May 26, 2005, the effective date of the merger ("Freedom Merger") of the former Freedom Homes, Inc. ("Old Freedom") into Freedom, which had been named Homes By Owners, Inc. and was renamed Freedom Homes, Inc. in the merger.

Direct, which is now inactive, was a licensed mortgage broker that worked with various financial institutions and underwriters prior to the sale of substantially all its business assets, including the name Direct Lending, Inc., on November 25, 2002. SEE FORMER BUSINESS OF DIRECT LENDING, INC. AND EXHIBIT
2.2. TX Holdings, Direct and Freedom (prior to May 26, 2005, the effective date of the Freedom Merger) are collectively referred to as the "Company."

SUMMARY OF CURRENT RESULTS AND RECENT DEVELOPMENTS

At present, the Company is not profitable. As a result, Company management sought acquisitions, joint ventures and business arrangements that would include profitable operations and attractive business activities enabling TX Holdings to raise additional funds and cost sharing ventures.

On December 12, 2002 TX Holdings sold 4,647,626 shares of its common stock to MA&N LLC ("MA&N"), a Nevada limited liability company, which represented 51% of the 9,112,992 shares of TX Holdings common stock issued or issuable as of that date (SEE EXHIBIT 2.1). The consideration for this sale was (a) the provision of Internet Service Provider, or ISP, wireless service from not less than 5 nodes,
(b) MA&N consulting for at least two years on financial and management matters,
(c) arranging for personnel to manage the Company, (d) administering the Company's business plan being developed by MA&N to acquire additional business operations in the ISP wireless business, and (e) funding accounting and legal costs of specified filings with the U. S. Securities and Exchange Commission. The continuation of the Company's operations is dependent on raising sufficient working capital and the implementation of a successful business plan.

The Company has contemplated business opportunities in the wireless fidelity business, more commonly known as Wi-Fi industry (the term is used generically when referring to any type of 802.11 network, whether 802.11b, 802.11a, dual-band, etc.). Due to the competitive nature of the Wi-Fi business, resulting from numerous entries of large companies with significant research and development capabilities, TX Holdings has not been able to establish itself in this industry. Various acquisitions have been considered, some of which required extensive due diligence and research, but none of these were completed.

On December 5, 2004, the Company announced plans to change business direction. Recent global political and economic developments have increased the price of energy. The reduced supply of oil and gas from OPEC member countries and other exporters has led to the surge in energy prices. These trends have opened new opportunities for local companies from the oil and gas sector and the company has decided to pursue this opportunity. Management is considering strategic alliances with companies in the oil and gas business.

In December of 2004, TX Holdings initiated talks with an Okalahoma-based company, which had the technology to extract oil from "stripper" wells at a low cost. "Stripper" is a term used to describe wells that produce gas or oil at very low rates (less than 60 thousand cubic feet of gas or 12 barrels of oil per day). The Company also started negotiations for the acquisition of leases, and drafted its first contract for the lease of 50 oil wells. None of these contemplated transactions were consummated.

In April of 2005, the Company attempted the completion of a transaction for the purchase of 100% of the common stock of Northamerican Energy Group, Inc., a Nevada corporation operating oil and gas leases, and assets of Narnia Investments Ltd., a Nevada corporation operating oil and gas leases, constituting six oil and gas leases in Pecos County, Texas and all operating equipment. This transaction was not finalized due the decision of the other party to pursue alternative combinations.

Apart from the ongoing efforts to enter the oil and gas sector, the only business conducted by the Company is through its investment in Freedom, whose only business prior to May 26, 2005 was its periodic magazine, FOR SALE BY OWNER. This business has not been profitable, although reductions in personnel and office space allowed it to minimize losses from the magazine exclusive of any allocated management costs. Preliminary results since the Freedom merger suggest that the operations of Freedom are now profitable, but TX Holdings no longer controls Freedom, having only a 32.3% equity interest.

HISTORY OF TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC AND HOM CORPORATION)

Direct was acquired by Apple Homes Corporation ("Apple") on October 1, 1998. Subsequently, Apple spun off Direct, as Apple determined that it was not appropriate to continue to conduct the mortgage business of Direct. The shareholders of Apple of record on March 1, 1999 received one share of Direct common stock for each 10 shares of common stock of Apple that they then held, fractional shares being rounded up to the next full share. Additional common stock of Direct was sold to private investors. In late 1999, Direct determined that it would be desirable to use a separate entity for the real estate for sale by owner business (or "FSBO" business, as referred to in the industry) it wished to enter. Freedom was established for this purpose.

As interest rates rose in 2000 and the mortgage business of Direct (and other mortgage businesses in the Augusta area) decreased, the Company reorganized it so that the investor-owned company would be Freedom, rather than Direct. To facilitate this reorganization, Freedom incorporated a subsidiary, Augusta Lenders, Inc. ("Augusta"). It was intended to merge Direct into Augusta. Subsequently, the Company decided that it would be preferable to reorganize so that the investor owned company would be the holding company instead of one of the operating companies.

To attain this structure, the Chairman of Direct and Freedom, Robert S. Wilson, established HOM Corporation (a former name of TX Holdings) with minimal initial investment. Freedom transferred all the outstanding stock of Augusta to TX Holdings, and TX Holdings contributed 2,632,776 shares of its common stock, the same number of shares of its common stock as the number of then outstanding shares of Direct common stock, to Augusta. Direct and Augusta merged effective

July 5, 2000. Pursuant to Georgia law, Direct shareholders became shareholders of TX Holdings, and Direct became a wholly owned subsidiary of TX Holdings. Direct then transferred all the outstanding common stock of Freedom to TX Holdings. The result was an investor-owned TX Holdings with two wholly-owned subsidiaries, Freedom and Direct. This business combination and the changes to the organizational structure, in effect an internal reorganization, did not affect the proportional interests of the shareholders or the businesses and operations in which they were investing or their rights in the business, since Freedom and Direct are Georgia corporations with the same powers and rights of shareholders.

On December 12, 2002, MA&N acquired control of the Company through purchase of a majority interest in TX Holdings and causing the majority of the directors of TX Holdings to be persons associated with MA&N. The name of the Company was changed from HOM Corporation to R Wireless, Inc. effective as of January 22, 2003. Furthermore, the following changes were implemented: CUSIP number changed to 74976E 10 4 as of February 4, 2003, and the trading symbol changed to RWLS as of February 19, 2003.

On September 4, 2003, the Company signed an agreement with Jim Evans ("Evans"), sole owner of Freedom Homes, Inc. ("Old Freedom"), established in Wrens, Georgia and currently based in Augusta, Georgia, a manufactured housing dealer. The agreement was for the acquisition of Old Freedom by Freedom in exchange for stock of Freedom that gave Evans 70% of the outstanding common stock of Freedom, left TX Holdings with 25% of the outstanding common stock of Freedom, and gave Robert W. Wilson ("Wilson") 5% of the outstanding common stock of Freedom for services in connection with the transaction and otherwise. (SEE EXHIBIT 2.3). The transaction was subject to a condition subsequent that a financing for Freedom of $500,000 must be completed by March 5, 2004, which subsequently was extended to April 5, 2004 (SEE EXHIBIT 2.5). The condition subsequent was not fulfilled, and consequently the shares of Freedom were returned to Evans, and the shares of Homes were returned to TX Holdings. As a result, TX Holdings owned 95% of the outstanding common stock of and Wilson owned 5%.

In December, 2004 TX Holdings announced that the Board of Directors had approved a change in business direction, and the Company is now considering various acquisitions and business combinations in the energy sector. Management announced plans to change the name "R Wireless Inc." to a name which will reflect the Company's new focus. On September 1, 2005 the Company announced its name change to "TX Holdings, Inc".

Effective March 25, 2005, Jim Evans ("Evans", the owner of all the outstanding common stock of Old Freedom), Old Freedom, TX Holdings (the owner of 95% of the outstanding common stock of Freedom), Freedom and Robert Wilson ("Wilson", the owner of 5% of the outstanding common stock of Freedom) executed an Agreement to Merge that provided for the merger of Old Freedom into Freedom, with Freedom (then named Homes By Owners, Inc.) taking the name Freedom Homes, Inc. following the effectiveness of the merger. (SEE EXHIBIT 10.4) As a result of the merger, Evans would own 4,100, 000 shares (63.1%), TX Holdings would own 2,100,000 shares (32.3%) and Wilson would own 300,000 shares (4.6%) of the outstanding common stock of Freedom. That agreement contemplated that an additional 500,000 shares of Freedom common stock would be issued in a private placement at $1.00 a share for a total of $500,000 (which has not been accomplished but which TX Holdings, Freedom and Old Freedom agreed to use their best efforts to accomplish), and TX Holdings, Freedom, Evans and Old Freedom undertook to use their respective best efforts to cause at least 50% (and possibly all) of the 2,100,000 shares of common stock of Freedom that TX Holdings held to be spun off to its shareholders (which cannot currently be legally done in view of the financial situation of Freedom). In implementation of the Agreement to Merge, Freedom and Old Freedom entered into an Agreement and Plan of Merger dated as of May 12, 2005, which became effective May 26, 2005 through the filing of a Certificate of Merger of Old Freedom and Freedom with the Corporations Division of the Georgia Secretary of State. The Agreement and Plan of Merger provides for a statutory merger under Georgia law, which is designed to qualify as a tax-free reorganization for Federal and Georgia tax purposes. The resulting corporation is named Freedom Homes, Inc.

On June 20, 2005 Haskell Slaughter Young & Rediker, LLC resigned as counsel for TX Holdings but expressed willingness to work with the Company on temporary consulting basis, solely on filings with the Security and Exchange Commission.

On June 24, 2005 Ned Baramov resigned from all positions with TX Holdings and subsidiaries in order to pursue other professional interests. On July 21, 2005 Darren Bloom assumed the role of Chief Financial Officer and member of the board. Mr. Bloom held a number of senior management positions with KPMG internationally before joining TX Holdings. His prior roles include time at EDS corporate headquarters and Lanier Worldwide. Mr. Bloom holds MBAs from Columbia University and London Business School.

Effective July 21, 2005 Baker, Johnston & Wilson LLP (now named Baker & Johnston LLP ("B & J")), former corporate counsel to the Company, agreed with the Company to forbear collection of its receivable for services and expenses until 2007, effectively converting the current liability to long-term debt.

Effective July 21, 2005 in connection with the forbearance, TX Holdings issued to B & J a warrant to purchase shares of its common stock at $0.15 a share, exercisable on and after January 1, 2006. Thus, if the warrant is exercised in full, the payable to B & J would be fully offset. The Company has the right to call the warrant at any time beginning February 1, 2006, if the exercise price is at least 2.5 times the then exercise price. Effective November 1, 2005, the warrant was amended to provide that the warrant is exercisable on and after July 1, 2006 and may be called beginning August 1, 2006.

Effective August 1, 2005 TX Holdings entered into a services settlement agreement with David R. Baker on behalf of himself and his firm, Haskell Slaughter Young & Rediker, LLC, for payment of their outstanding fees for legal services and expenses. This agreement settles all liabilities of TX Holdings for such services and expenses through June 30, 2005 with the total amount of $43,382 by using a combination of cash in the amount of $6,882 and issuance of 364,942 shares of its common stock, valued at $0.10 a share. As part of this agreement TX Holdings has retained Haskell Slaughter Young & Rediker, LLC to assist the company in bringing all required SEC filings up to date, issuing 100,000 shares at $0.10 a share as an accountable retainer.

On August 9, 2005 TX Holdings dismissed Elliott Davis LLC as corporate certifying accountant and signed an agreement with the accounting firm of Ham Langston & Brezina LLP of Houston, Texas (HLB) to act as corporate auditors. Elliott Davis LLC audited the financial statements for the Company for the fiscal year ended September 30, 2003 and prior fiscal years. The audit report of Elliott Davis LLC for the year ended September 30, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except the audit report prepared by Elliott Davis LLC did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein. In connection with the audit for the fiscal year ended September 30, 2003 and the subsequent interim period ended June 30, 2004, there were no disagreements with Elliott Davis, LLC on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which if not resolved to the satisfaction of Elliott Davis LLC, would have caused it to make reference to the subject matter of the disagreement in connection with its reports except that Elliott Davis advised the Company's board of directors that internal controls necessary to develop reliable financial statements did not exist. The Company has authorized Elliott Davis to respond fully to the inquiries of Ham Langston & Brezina LLP concerning the above matter. HLB is experienced in servicing emerging growth companies, with a number of publicly traded energy firms on its client roster.

On September 1, 2005, R Wireless announced it had completed the name change filings with the Secretary of the State of Georgia, changing its name to TX Holdings, Inc. Management believes the new name reflects better the new business direction of the Company, specifically the acquisition of producing oil and gas properties. Furthermore, the following changes were implemented: CUSIP number changed to 873 11R 101 as of September 6, 2005, and the trading symbol changed to TXHG as of September 19, 2005.

On January 12, 2006, B&J and TX Holdings executed an Amendatory Agreement effective November 1, 2005 that extended B&J's forbearance from collecting its receivable for services and expenses from January 21, 2007 to July 21, 2007; extended the expiration date of the Warrant from June 30, 2010 to December 31, 2010; deferred B&J's right to exercise the Warrant from January 1, 2006 to July 1, 2006, and deferred TX Holdings' right to call the Warrant from February 1, 2006 to August 1, 2006.

PROPOSED WI-FI BUSINESS ACTIVITIES

In accordance with MA&N's strategic plan, the Company attempted to enter the Wi-Fi business. Wi-Fi allows personal computers and other hand held devices to connect to the Internet without wires at high speeds comparable to DSL and Cable access, so that the Internet becomes easier to connect to and more accessible to Internet users. Wi-Fi antennas act as wireless Internet-access transmitters and receivers, creating "hotspots". A hotspot is a public access point -- typically in a hotel, airport, restaurant or other public locations -- that allows wireless-enabled computers and other devices to access the Internet. The user pays for this service by buying a "day pass" from the hotspot operator, or by signing up for a monthly subscription that allows use of the Internet from anywhere in a network of access points. There are hotspots, such as those located in airport clubs, parks and hotels which provide free Internet service. Wi-Fi Internet Access is becoming an increasingly popular method of accessing the web.

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

Due to the competitive nature of the Wi-Fi business and lack of profits in the development stage of this technology, TX Holdings decided that it will not be able to meet the capital requirements to sustain the operations of the Company during the first few years of establishing a network. The Company's strategy to provide Wi-Fi services and not Wi-Fi related hardware required a relatively long period of substantial investments without steady revenues. As a result, management decided to look for alternative opportunities, and has recently focused on oil and gas business activities.

PROPOSED OIL AND GAS BUSINESS ACTIVITIES

On August 30, 2005 oil prices reached an all-time high of $70.85 although they have subsequently declined to a current price of roughly $64.00 a barrel. At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure, becomes financially viable. The current corporate direction is to acquire through purchase, merger and option, fields with proven reserves and excellent development prospects. Concurrently the Company is exploring options for the acquisition of operational expertise and equipment.

A large part of this strategy includes the raising of capital to fund the acquisition, development and exploration. This raising of capital is a key component due to the large start up costs comprising of testing, analysis, capital equipment and lease acquisition. The Company will seek to raise capital via the use of debt and equity.

On August 8, 2005, the Company announced an agreement whereby Robert Chain and Sawtooth Inc., a Texas corporation, will serve as Oil and Gas advisors to the Company in relation with the new business direction of TX Holdings. Mr. Chain has more than twenty years experience working in the Oil and Gas Industry, and currently serves as Manager of Operations and Acquisitions for Sawtooth Inc, a specialist firm handling Oil and Gas operations and acquisitions in the Southwest. Management will receive consulting services from Mr. Chain and Sawtooth in the areas of identification, acquisition, and evaluation of prospective oil and gas properties.

On September 1, 2005 TX Holdings announced an agreement whereby W.D. Von Gonten & Co of Houston, Texas will act as technical advisors for pending oil and gas mergers and acquisitions. W. D. Von Gonten & Co. will advise the Company on economics and future value projections of prospective wells and producing properties. An essential component of Von Gonten's service offerings is the provision of certified reserve reports which serve as primary reference tools for the lending institutions.

BUSINESS OF FREEDOM HOMES, INC.

The principal business of Freedom is the retailing of manufactured homes, which has been its principal business since the merger of Old Freedom into Freedom effective May 26, 2005. Freedom also publishes FOR SALE BY OWNER, Homes' periodic magazine. Prior to the effective dates of the Freedom Merger, publishing the magazine was the only business of Freedom, so that for the periods covered by the financial statements herein and until May 26, 2005, none of the operations of Old Freedom are included in the financial statements of the Company. From May 26, 2005, the operations of Freedom are not consolidated with the financial statements of the Company since Freedom no longer is a subsidiary, and is under the control of Jim Evans, not TX Holdings. The magazine currently contains 24 pages with listings of residential properties for sale in the Augusta, Georgia and Aiken, South Carolina metropolitan area, and advertisements, most, but not all, of which relate to the real estate business. The residential listings included usually take a horizontal quarter page and feature a color photograph of the house. The advertisements are of local realtors, service companies, providers and merchants, and have represented an increasing proportion of the revenue of FOR SALE BY OWNER magazine.

Basic rates for a standard one-quarter-page residential listing are $300 to present a color photograph and text in three monthly issues or until the property is sold if listed on Freedom's website. Freedom also offers an internet program. Internet listings are $75 for a color picture with detailed description. Standard commercial rates for a quarter of a page are $150 to present a color photograph and text for one monthly issue, and $400 for three monthly issues; for half a page, $200 for one monthly issue and $500 for three monthly issues; for a full page, $400 for one monthly issue, and $1,000 for three monthly issues. In each case a durable sign with the legend "Homes By Owners" and a telephone number, usually of the homeowner but, at his option, of Freedom, is available to the listing home owner for a fee of $30, refundable upon return of the sign. All rates are negotiable.

Freedom's revenues for the three fiscal years ended September 30, 2004 are as follows:

   FISCAL YEAR ENDED                                     REVENUES
-----------------------                            -----------------------

   September 30, 2004                                    $26,605
   September 30, 2003                                    $38,014
   September 30, 2002                                    $51,456

FOR SALE BY OWNER is distributed throughout the Augusta/Aiken metropolitan area in racks provided by Freedom. Distribution sites include supermarkets, drug stores, convenience stores, banks and commercial establishments, and a modest fee is paid to some high traffic locations, such as supermarkets. FOR SALE BY OWNER was originally replaced with a new issue every month, but for the period ended September 30, 2004, Homes produced three issues - October-November 2003 (32 pages), February 2004 (40 pages), and April 2004 (40 pages). Currently, approximately 16,000 copies of an issue of FOR SALE BY OWNER are printed and distributed periodically to approximately 250-300 locations.

The operations of Old Freedom that were merged into Freedom effective May 26, 2005 commenced in February 2002, selling pre-owned manufactured homes in the Augusta, Georgia market. In June, 2004, it became a retailer of new homes manufactured by Horton Homes and subsequently has also sold new homes manufactured by Southern Energy Homes and Precision Homes.

The following unaudited results of Old Freedom's operations, prepared on an accrual basis and not verified by TX Holdings, are set forth below for the periods indicated:

Year Ended February 28              Gross Sales                Net Income
----------------------              -----------                ----------
         2003                       $   705,882                $    433
         2004                         1,879,675                   2,323
         2005                         2,914,999                  67,583

9 Months Ended November 30
--------------------------
         2004                       $ 2,285,674                $261,080
         2005                       $ 2,025,752                $137,046


COMPETITIVE ENVIRONMENT FOR FREEDOM

Freedom has determined that the present market position of its For Sale By Owner periodic magazine is untenable, particularly in view of the recent entry into the market of House Hunter, which among other things has a better web site. Management believes that its magazine should be repositioned as a promotional magazine for Jeff Keller Realty (Century 21), the first edition of which will be issued in February 2006.

The operations of Old Freedom have substantial competition from Rainbow Homes, whose sales lot is adjacent to Freedom's sales lot and to the other retailers in the Augusta/Aiken metropolitan area. Freedom believes that it is one of the three largest manufactured homes retailers in the Augusta/Aiken metropolitan area.

SALE OF THE ASSETS AND BUSINESS OF DIRECT LENDING, INC.

Direct was never profitable. During Fiscal 2002, the Company believed the sharp decline in interest rates and the resulting increase in the mortgage business both due to the greater affordability of residential housing through reduced monthly mortgage payments and the advantage of refinancing mortgage, would enhance Direct's business. As a result it substantially increased its personnel, taking additional space and otherwise incurring additional costs. Although, as noted below, the number of mortgage closings and the resulting revenue substantially increased, so did expenses. In addition, management determined that it lacked the management resources to effectively promote and control the mortgage business. As a result, in October 2002 it was decided to dispose of the mortgage business, which was completed on November 25, 2002 by the sale of substantially all the assets of Direct (other than its corporate records, but including the name, Direct Lending) to Stuckey Enterprises, Inc., an unaffiliated entity ("Stuckey") (SEE EXHIBIT 2.2). Stuckey paid $5,000 down and agreed to pay $484 per month for three years, or a total of $20,000. Following the initial down payment of $5,000, Stucky made two payments of $484. In January 2003, the terms of the original agreement were renegotiated, and on January 14, 2003 Stuckey made one final payment of $10,000 in lieu of all remaining monthly payments. The total amount received from Stuckey was $15,968. TX Holdings assumed the past liabilities of Direct. Mortgage transactions originating prior to October 25, 2002 were for the account of the Company and subsequent transactions were for the account of Stuckey. Stuckey assumed responsibility for the employees and premise and equipment costs from October 25, 2002, thus relieving the Company of these expenses.

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

The mortgage business was adversely affected during a significant portion of 1999 and 2000 by rising mortgage rates. Rising interest rates particularly affect the refinancing of mortgage loans. Home owners generally refinance when interest rates drop, to take advantage of interest rates lower than those of the mortgage to which their property is subject. Mortgage interest rates declined in late 2000 and in 2001 and remained low in 2002. With the decline in rates, Direct experienced substantially increased inquiries concerning mortgage financing. Direct closed mortgage loans as follows:

                                                          NUMBER OF MORTGAGE
           PERIOD                                            LOANS CLOSED
----------------------------------------              --------------------------
October 1, 1999 - September 30, 2000                             14
October 1, 2000 - September 30, 2001                              7
October 1, 2001 - September 30, 2002                             52

GOVERNMENT REGULATION OF DIRECT

As a mortgage broker, Direct was required to be licensed. Since the divestiture of the subsidiary, on November 25, 2002, Direct has not extended or renewed its mortgage license in Georgia.

COMPANY EMPLOYEES AND OTHER WORKERS

The Company has no employees, and uses independent contractors for various services when needed. Robert S. Wilson, TX Holdings' former Chairman and Chief Executive Officer, is currently acting as Chairman of the Board of Freedom. Mr. Wilson was awarded options to purchase 294,341 shares of TX Holdings common stock at $.01 per share in lieu of $54,000 in compensation earned during calendar year 2001 and cash advances and accrued interest of $19,585 for a total of $73,585. These options were exercised in December 2005 by payment of $2,943.41, and Mr. Wilson has received the 294,341 shares of TX Holdings' common stock. Mr. Wilson is currently supervising Freedom's magazine, FOR SALE BY OWNER, with the aid of independent contractors.

Mark S. Neuhaus serves as Chairman and President of TX Holdings. In January 2003, Mr. Neuhaus received 3,000,000 shares of the common stock of TX Holdings for his services to the Company. Ned Baramov served as Secretary Treasurer of TX Holdings and in January 2003 received 1,500,000 shares of the common stock of TX Holdings for his services to the Company. Mark Neuhaus was also awarded monthly salary of $25,000 a month, on a deferred basis, which on December 23, 2004, with the consent of Mr. Neuhaus, was rescinded.

Darren Bloom is the Chief Financial Officer, Treasurer, Secretary and member of the Board of Directors of TX Holdings. In December 2005 Mr. Bloom was awarded 2,000,000 shares of common stock pursuant to his employment agreement dated July of the same year. Mr. Bloom held a number of senior management positions with KPMG internationally prior to joining TX Holdings. Mr. Bloom holds MBAs from Columbia University and London Business School.

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

RISK FACTORS RELATING TO THE COMPANY'S BUSINESS

Due to the competitiveness of the Oil and Gas industry, the lack of acquisitions and uncertainty of the present negotiations, and the nature of the Company's business, it encounters many risk factors. Each of these factors, as well as matters set forth elsewhere in this Form 10-KSB, could adversely affect the business, operating results and financial condition of the Company.

BRIEF OPERATING HISTORY - NO ASSURANCE OF PROFITABILITY

The Company has a brief operating history. Although Direct commenced its mortgage business in 1997, original management was replaced in the latter part of 1998 and dates from early 1999. See CORPORATE DEVELOPMENT. Freedom's magazine, FOR SALE BY OWNER, commenced in January 2000. The operations of neither Direct nor Freedom have been profitable. The Wi-Fi business contemplated in the acquisition of a controlling interest in the Company by MA&N has researched acquisition opportunities, none of which have materialized. The Company is currently researching opportunities in the oil and gas business. The exact nature of TX Holdings' involvement is still in the process of definition and material expenses will be incurred before substantial revenues are generated, if ever. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to attract and retain sufficient customers to attain its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to offset not only its present expenses but these additional expenses to achieve profitability.

COMPETITION COULD NEGATIVELY AFFECT REVENUES

The proposed business of the Company is highly competitive. Additional competitors may also enter the market and future competition may intensify. Most of these competitors have substantially greater financial resources than the Company, and they and their capital providers may be able to accept more financial risk than the Company and its capital providers prudently can manage.

CONCENTRATION OF SHARE OWNERSHIP GIVES INSIDERS CONTROL

MA&N owns 24.5% of TX Holdings' outstanding common stock as of December 30, 2005. Mark Neuhaus owns 40.3% of the outstanding stock, including his ownership through MA&N, of which he owns 50%. Darren Bloom owns 10.7% of the outstanding stock. The total number of shares owned by insiders is 9,662,626 or 50.9% of the total outstanding shares of common stock. As a result, insiders can determine the outcome on all matters submitted to the shareholders. This concentration of share ownership may: (i) delay or prevent a change in control of the Company;
(ii) impede a merger, consolidation, takeover or other business involving the Company; or (iii) discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of the Company.

NEED FOR, AND POSSIBLE DIFFICULTIES IN SECURING, FUTURE FUNDING, DIRECTLY OR THROUGH AN ALTERNATIVE TRANSACTION

Although the Company believes that the resources of MA&N will be sufficient and available to fund its operations over the current year, MA&N is not contractually committed to fund the Company during that period and there is no assurance that such current year funding will be made. Thereafter the Company must secure future funding from MA&N or otherwise, either debt or equity, in order to finance its activities. Such funding will continue to be needed unless and until the operations of the Company become self-sustaining. There can be no assurance that any such funding will be available to the Company or that, if it is, it will be available on terms favorable to the Company. Prior to the acquisition of a controlling interest in the Company by MA&N, the Company financed a significant portion of its operations through the sale of stock to Robert S. Wilson, former Chairman of TX Holdings, and to Bryce N. Batzer, a former director of TX Holdings, and to a limited number of principal investors, and borrowed funds from a bank with a guarantee by Mr. Wilson, from Mr. Wilson personally, from Judith C. Wilson, Mr. Wilson's wife, from Mr. Batzer and from David R. Baker, when a partner of former counsel to the Company. It is not anticipated that these funding sources will be available in the future. There can be no assurance that outside funding or an alternative transaction will be available to the Company at the time and in the amount to satisfy the Company's needs, or, if such funding or alternative transaction is available, that it will be available on terms favorable to the Company. If TX Holdings issues additional shares of common stock, current shareholders may experience immediate and substantial dilution in their ownership of TX Holdings' shares, or, in the case of an alternative transaction, will receive securities in a continuing entity providing them relatively lesser rights than they now possess. In case of a sale, shareholders' proceeds may be limited. In the event TX Holdings issues securities or instruments other than common stock, it may be required to issue such instruments with greater rights than those currently possessed by holders of TX Holding's common stock.

POSSIBILITY THAT NO PUBLIC MARKET OR ONLY A LIMITED PUBLIC MARKET WILL BE ESTABLISHED FOR THE COMMON STOCK OF TX HOLDINGS

On August 14, 2002, NASD Regulation, Inc. cleared a broker's request for an unpriced quotation on the OTC Bulletin Board for TX Holdings' common stock. Sales have been sporadic and have ranged from $.05 to $.50 a share. See MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

On February 19, 2004, the Company was delisted from the OTC Bulletin Board due to failure to file current financial statements with the Securities and Exchange Commission in an acceptable format. The Company's stock trades are reported by Pink Sheets.

LIMITED ACCESS TO QUALIFIED PERSONNEL

To be effective, the Company needs persons with the skills necessary to conduct the proposed oil and gas business. The Company is continually trying to attract and retain qualified personnel to conduct the proposed oil and gas business. The Company has lacked the resources to train personnel, so it needs to find persons with the required experience, understanding, ability and effectiveness. The Company's financial position has made this difficult and the inability to attract and retain appropriate personnel may have a materially adverse effect upon the Company and its operations.

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

FORWARD LOOKING STATEMENTS AND CAUTIONARY WORDS

This Form 10-KSB contains forward-looking statements, including such statements that constitute forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995, and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-KSB or the amendment thereto in which they appear, as the case may be. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In addition, particular attention is called to cautionary words such as "may," "will," "expect," "anticipate," "estimate" and "intend" where they appear herein.

ITEM 2. DESCRIPTION OF PROPERTY.

The Company has moved its principal offices to Miami Beach FL, at the expense of MA&N. All research and activities as related to the oil and gas business are being conducted from this office. Freedom has decided to retain its principal office at 4210 Columbia Road, Suite 10C, Martinez, Georgia. Homes entered into an oral agreement with Discount Properties, Inc. negotiating monthly rent in kind, on a month-to-month basis. Freedom has published 1-page advertisements of Discount Properties, Inc. in its magazine, valued at $400, in lieu of rent payments.

All of the Company's Wi-Fi related activities were conducted through MA&N's principal office in New York City, at the expense of MA&N. The Company does not hold any investments or interests in real estate.

ITEM 3. LEGAL PROCEEDINGS.

Management is not currently aware of any pending, past or present litigation which would be considered to have a material effect on the Company. Management does not know of any outstanding bankruptcy or receivership issues and is not aware of any securities law violations.

Additionally, the Company has no material legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

No matters were submitted during the fourth quarter of the fiscal year covered by this report to a vote of security holders, through the solicitation of proxies or otherwise.

                                     PART II

ITEM 5. MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.
The common stock of TX Holdings is currently traded on Pink Sheets, under the symbol TXHG.

The OTC Compliance Unit of NASD Regulations, Inc. cleared a brokers request for an un-priced quotation on the OTC Bulletin Board on August 14, 2002. From that date through September 30, 2002, the high and low sales prices for the TX Holdings Common Stock as furnished by Divine Capital Markets LLC were as follows:

        PERIOD                        HIGH SALES PRICE         LOW SALES PRICE
--------------------------------      ----------------         ---------------
August 15 - September 30, 2002             $0.45                   $0.23

The high and low sales prices at the close of trading for fiscal 2003 for TX Holdings common stock were as follows:

        PERIOD                        HIGH SALES PRICE         LOW SALES PRICE
--------------------------------      ----------------         ---------------
October 1 - December 31, 2002              $0.20                   $0.05
January 1 - March 31, 2003                 $0.25                   $0.07
April 1 - June 30, 2003                    $0.18                   $0.06
July 1 - September 30, 2003                $0.45                   $0.07

The high and low sales prices at the close of trading for the period October 1, 2003 - December 30, 2005 for TX Holdings common stock were as follows:

        PERIOD                        HIGH SALES PRICE         LOW SALES PRICE
--------------------------------      ----------------         ---------------
October 1 - December 31, 2003              $0.34                   $0.10
January 1 - March 31, 2004                 $0.18                   $0.05
April 1 - June 30, 2004                    $0.08                   $0.04
July 1 - September 30, 2004                $0.15                   $0.035
October 1 - December 31, 2004              $0.12                   $0.04
January 1 - March 31, 2005                 $0.15                   $0.04
April 1 - June 30, 2005                    $0.15                   $0.06
July 1 - September 30, 2005                $0.55                   $0.05
October 1 - December 30, 2005              $0.36                   $0.16

All stated quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions.

Actual sales have been sporadic with the highest trading activity reported in the quarter ended December 31, 2003. The average daily trading volume during the period ended December 31, 2003 was 41,739 shares. The most current reported sale was on December 30, 2005 at $0.27 a share.

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

The shares of TX Holdings' common stock are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), commonly referred to as the "penny stock" rule. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to specified exceptions. Section 15(g) sets forth requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer's net tangible assets; or exempted from the definition by the Commission. As a result, trading in TX Holdings' common stock is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in TX Holdings's common stock and may affect the ability of shareholders to sell their shares.

As of December 30, 2005, there were approximately 93 shareholders of record of TX Holdings's common stock, which figure does not take into account the beneficial ownership of those shareholders whose certificates are held in the name of broker-dealers or other nominees.

As of December 30, 2005, TX Holdings has issued and outstanding 18,999,934 shares of common stock. Warrants were issued to Baker Johnston & Wilson LLP for 1,434,088 shares which have not been exercised. Of the total 18,999,934 shares outstanding, 12,699,165 were deemed "restricted securities," as defined by the Act when issued to their registered owner and continues to have their restricted status noted on the books of TX Holdings' transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least one year, is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company (as the term "affiliate" is defined in the Act), and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

On January 21, 2005, the company signed a subscription agreement with Pink Sheets LLC for Real Time Inside Quote And Full Level II Quote Montage on www.pinksheets.com. The service keeps investors up-to-date by providing real time quotes of the Company's common stock. All expenses associated with this service were assumed by MA&N LLC.

DIVIDEND POLICY

The Company has not declared or paid cash dividends or made distributions in the past, and the Company does not anticipate that it will pay cash dividends or make distributions in the foreseeable future. The Company currently intends to retain and invest future earnings, if any, to finance its operations.

RECENT SALES OF UNREGISTERED SECURITIES

The Company issued shares of TX Holdings' Common Stock, after the end of fiscal 2003 as follows:

     a) On December 12, 2005, the issuance of 2,000,000 shares of TX Holdings's Common Stock to Darren Bloom, CFO, Secretary - Treasurer and member of the Board of Directors, for his compensation was authorized. Mr. Bloom is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

     b) Effective July 1, 2005, the Company authorized the issuance of 350,000 shares of TX Holdings common stock to Ned Baramov for services, valued at $28,000, in relation to the preparation of SEC filings. Mr. Baramov's role includes assisting the Company in record keeping, accounting and data management. Mr. Baramov is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933

     c) Effective August 5, 2005, 461,942 shares of TX Holdings common stock were issued to David R. Baker, 361,942 representing settlement of $36,494.20 of legal fees and expenses of Haskell Slaughter Young & Rediker, LLC that were due to Mr. Baker (the issuance being 3,000 shares less than required, which additional shares will be issued in due course) and 100,000 shares representing an accountable retainer valued at $10,000 for future services and expenses of Haskell Slaughter Young & Rediker, LLC for which Mr. Baker is accountable to assist the Company in bringing all required SEC filings up to date. Mr. Baker is an accredited investor. The sale was exempt pursuant to
          Section 4(2) of the Securities Act of 1933

     d) Effective July 21, 2005, a warrant to purchase 1,434,088 shares of TX Holdings stock ("Warrant") was issued to Baker, Johnston & Wilson LLC (now Baker & Johnston LLC ("B & J")) at an exercise price of $.15 a share. The Warrant provided that it expires June 30, 2010, was callable by the Company on or after February 1, 2006 if the per share market value of TX Holdings common stock has been at least 2 1/2 times the exercise price for 20 consecutive trading days. The Warrant was issued pursuant to a Forbearance Agreement between B & J and TX Holdings whereby B & J agreed not to seek collection until of $215,113.20 owed to it by TX Holdings for legal services and expenses until January 21, 2007. The Warrant, if exercised, provides for a total exercise price of $215,113.30 ($.15 x 1,434,088), exactly equaling the indebtedness of the Company to B & J and the warrant may be exercised by application of indebtedness to the exercise price. B & J is an accredited investor. The sale was exempt pursuant to Section 4(2) of the Securities Act of 1933. On January 12, 2006 but effective November 1, 2005, (i) the Warrant was amended to expire December 31, 2010, (ii) to be callable only on or after August 1, 2006, and (iii) to be exercisable only on or after July 1, 2006. and the Forbearance Agreement was amended to provide for forbearance until July 21, 2007.

     e) On May 11, 2005 the issuance of 100,000 shares of TX Holdings Common Stock to Frank Shafer, consultant to the Company, was authorized. The shares were issued as payment of $12,000 in fees for past and future advisory services provided to the Company in relation to financial aspects of the Company's plans for expansion, acquisitions, and business opportunities. Frank Shafer is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

     f) On August 2, 2004, the issuance of 500,000 shares of TX Holdings Common Stock to S2 Consulting, consultant to the Company, was authorized. The shares were issued as payment of $35,000 in fees for past and future advisory services provided to the Company in relation to the evaluation of potential merger and acquisition targets. Such services include, but are not limited to advising, evaluating and developing corporate strategy, providing company guidance, and assisting in developing relationships and opportunities. S2 Consulting is an accredited investor. The sale was exempt pursuant to Section 4
          (2) of the Securities Act of 1933.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION.

The Company has never earned a profit, and has incurred an accumulated deficit of $1,912,397 as of September 30, 2004. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan envisioned by MA&N may elicit additional funds from third parties. However, the MA&N resources are finite and there can be no assurance of third party funding. The proposed Wi-Fi business has become very competitive and capital-use intensive and no longer is being considered for the Company's operations. The Company has changed its focus to the research of opportunities in the oil and gas industry. The large number of established companies in the Energy industry has left only opportunities in the field of secondary recovery, or the recovery by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure. Management believes that with the right team of experts, successful completion of business combinations, and the acquisition of fields with proven reserves and excellent development prospects, the Company will be able to achieve positive results. The Company is currently considering acquisitions, mergers and combinations and is also exploring alternatives for the acquisition of operational expertise and equipment. A large part of this strategy includes the raising of capital to fund the acquisition, development and exploration. This raising of capital is a key component due to the large start up costs comprising of testing, analysis, capital equipment and lease acquisition.

The Company's original business, the mortgage banking business conducted by Direct, was divested in November 2002 See SALE OF THE ASSETS AND BUSINESS OF DIRECT. The other early business of the Company, the publication of the magazine, FOR SALE BY OWNER, is currently operating at a small deficit, and is now managed and majority owned by Freedom Homes, Inc. By terminating the mortgage banking operations of Direct and by first reducing the expenses of producing the magazine, FOR SALE BY OWNER, and then by the merger of Old Freedom into Freedom, the Company has substantially reduced its operating costs. However, these expense reductions do not eliminate the Company's current operating deficits. Research of the Wi-Fi business in the past, and of the oil and gas business as of December 2004, has increased the operating cost of the Company and any proposed business combinations will require additional investments.

LIQUIDITY

At present and historically, the Company has lacked liquidity as a result of insufficient initial financing and continuing operating deficits. The Company initially maintained its ability to pay expenses through the sale of common stock from time to time, principally to its directors, who have made significant investments. As a result of the change of control of the Company in December 2002, such funding will not continue. Therefore, the Company will need to rely for its future liquidity on the resources of its new controlling shareholder, MA&N, until such time as it arranges other financing or becomes profitable.

The primary source of funds throughout the period ended September 30, 2004 was MA&N, which provided $99,011, including services. Proceeds from the sale of common stock represented $92,159 and advances from other shareholders $6,852. Of the total funds provided by MA&N $21,150 were paid for legal fees incurred in the past, $37,504 for audit and tax related fees, $32,400 for consulting services provided by MA&N, and $7,957 for the payment of current expenses and previous operating obligations.

During the year ended September 30, 2004, the Company repaid $700 in shareholder advances.

On December 12, 2002 MA&N gained control over the Company through the acquisition of 4,647,626 shares of TX Holdings Common Stock (SEE EXHIBIT 2.1). Management valued the consideration at $232,000 in exchange for the shares. Since December 12, 2002 through September 30, 2004, MA&N had provided funding for $181,452 in cash disbursements and $57,400 in consulting and management services. Although the Company's access to capital resources remains limited, MA&N's involvement has helped TX Holdings maintain its current operations and consider potential Wi-Fi involvements in the past, and oil and gas projects from December 2004. MA&N has continued to fund current expenses and previous operating obligations of the Company, and to provide management services. As of September 30, 2004, MA&N has paid in full the consideration ($232,000) for the shares it received according to an agreement with the Company dated December 12, 2002. The agreement called for the purchase of five Wi-Fi nodes, of which MA&N has only purchased one. Management has agreed that having MA&N fund current expenses and accounts payable in lieu of acquiring four additional Wi-Fi nodes, is more beneficial to the Company, especially in light of the revised corporate focus on oil and gas.

CAPITAL EXPENDITURES

The Company has no material commitments for capital expenditures and has had no need, in its previous operations, to make material capital expenditures. The development of the Company's oil and gas business will require capital expenditures, the exact extent of which is not now known, although it is believed that necessary equipment purchases, the principal anticipated capital expenditures, can be financed to a substantial extent.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2004 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2003.

Revenues from continuing operations decreased $11,409 from $38,014 in 2003 to $26,605 in 2004, or 30.0%, as a result of fewer magazines printed and consequently less advertising revenues generated. The Company's subsidiary, Homes printed only 3 issues of FOR SALE BY OWNER during fiscal 2004, 5 less than the 8 issues printed in fiscal 2003.

The operating loss from continuing operations decreased $374,175 from $506,868 in 2003 to $132,693 in 2004, or 73.8%, principally as a result of a decrease (i) in salaries, commissions and benefits of $311,513 from $312,963 in 2003 to $1,450 in 2004, or 99.5%, which decrease was primarily due to the fact that executive compensation was incurred in 2003, with no such compensation in 2004 and no employees; (ii) in office, travel and other expense of $27,574, from $27,946 in 2003 to $372 in 2004, or 98.7% primarily due to the use of MA&N's offices for all administrative work and activities related to the research of business combinations; (iii) in professional fees of $36,085, from $165,627 in 2003 to $129,542 in 2004, or 21.8%, which decrease reflected the reduction in legal and accounting fees associated with filings under the Securities Exchange Act of 1934, due to the increase of work done in house and the reduced reliance on consultants; (iv) in magazine printing expense of $13,594, from $25,340 in 2003 to $11,746 in 2004, or 53.6% due to fewer issues printed; (v) in rent expense of $1,337, from $3,200 in 2003 to $1,863 in 2004, or 41.8%, due to the use of MA&N's offices for all corporate related activities; (vi) in utilities and telephone expenses of $1,283, from $2,113 in 2003 to $830 in 2004, or 60.7%, once again due to reliance of MA&N's offices for all corporate related activities; (vii) in depreciation of $2,488, from $4,993 in 2003 to $2,505 in 2004, or 51.2%, due to the near fully-depreciated status of all assets; and
(viii) in advertising expense of $2,589, from $2,700 in 2003 to $111 in 2004, or 95.9%, due to an effort on the part of Homes' management to reduce all operating expenses.

The decrease in the expenses discussed above was partially offset by the increase in miscellaneous expenses of $10,879, or 100% from 2003 to 2004, primarily due to various charges related to everyday operations of running Homes.

Other expenses were reduced by $7,599, from $13,471 in 2003 to $5,872 in 2004, or 56.4%, primarily due to the decrease in unsuccessful business combination costs of $3,600, or 100% from 2003 to 2004. The Company relied on management's expertise to evaluate the attractiveness of potential acquisition targets and to negotiate the terms of draft agreements, thus reducing business combination expenses. All initiated talks with potential acquisition targets were suspended, with the help of consultants, at a stage which did not require any financial commitments from the Company.

NET OPERATING LOSS CARRYFORWARD  FOR TAX PURPOSES

As at September 30, 2004, the Company has tax net operating loss carryforwards of approximately $1,800,000 that expire in 2018 through 2023. Approximately $1,190,000 of the net operating loss carryforwards were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through September 30, 2004 were approximately $608,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,000,000. In view of the anticipated losses sustained subsequent to September 2004, the net operating loss carryforwards will have increased. This amount, tax effected (assuming an estimated net federal and state tax rate of 34%), together with $5,863 relating to intangible assets and $17,149 relating to accrued wages resulting from differences in reporting for income tax and financial statement purposes, or a total of $363,167 as of September 30, 2004, offset by deferred tax liabilities relating to property and equipment in the amount of $281, leaves a net deferred tax asset of $362,886 that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $362,886, or 100%, has been taken against net deferred taxes as of September 30, 2004. A larger equivalent valuation will be taken against the larger amount of such assets subsequently. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. SEE
NOTE 4 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

ITEM 7. FINANCIAL STATEMENTS.

The Company's consolidated balance sheets as of September 30, 2004 and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the year then ended have been audited by Ham, Langston & Brezina, LLP, independent certified public accountants. The Company's consolidated balance sheets as of September 30, 2003 and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the year then ended have been audited by Elliott Davis LLC. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern. SEE NOTE 1 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
TABLE OF CONTENTS

--------------------------------------------------------------------------------

                                                                        PAGE
                                                                    ------------

Reports Of Independent Registered Public Accounting Firms             23 - 24

Financial Statements:

    Consolidated Balance Sheet At September 30, 2004                     25

    Consolidated Statements Of Operations For The Years Ended
        September 30, 2004 And 2003                                      26

    Consolidated Statements Of Changes In Stockholders' Equity
        (Deficit) For The Years Ended September 30, 2004 And 2003        27

    Consolidated Statements Of Cash Flows For The Years Ended
        September 30, 2004 And 2003                                      28

Notes To Consolidated Financial Statements                            29 - 40

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Directors
TX Holdings, Inc.


We have audited the accompanying consolidated balance sheet of TX Holdings, Inc. (Formerly R Wireless, Inc.) and subsidiaries as of September 30, 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TX Holdings, Inc. and subsidiaries as of September 30, 2004, and the consolidated results of its operations and its cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 1, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                           //s// Ham, Langston & Brezina, L.L.P.

Houston, Texas
December 5, 2005

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



To the Stockholders and Directors
TX Holdings, Inc.


We have audited the accompanying consolidated balance sheet of TX Holdings, Inc. (Formerly R Wireless, Inc.) and subsidiaries as of September 30, 2003 and the related consolidated statements of operations, stockholders' deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based upon our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TX Holdings, Inc. and subsidiaries as of September 30, 2003, and the consolidated results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 1, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 1. These consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     //s// Elliott Davis, L.L.C.

Augusta, Georgia
February 28, 2004, except for Note 8, as to which the date is March 10, 2004


TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2003
-----------------------------------------------------------------------------------

                                                            2004            2003
                                                         -----------    -----------
  ASSETS

Current assets:
    Cash and cash equivalents                            $        --    $       930
                                                         -----------    -----------

      Total current assets                                        --            930

Property and equipment, net                                    3,725          6,230
Other assets                                                     250            250
                                                         -----------    -----------

         Total assets                                    $     3,975    $     7,410
                                                         ===========    ===========


  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities             $   310,627    $   308,707
    Note Payable to a bank                                    20,598         20,598
    Stockholder advances                                      53,036         46,884
                                                         -----------    -----------

      Total current liabilities                              384,261        376,189
                                                         -----------    -----------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock: no par value, 1,000,000 shares
      authorized, no shares issued or outstanding                 --             --
    Common stock: no par value, 50,000,000 shares
      authorized, 15,793,651 and 15,293,651 shares
      issued and outstanding at September 30, 2004
      and 2003, respectively                               1,532,111      1,497,111
    Subscription receivable                                       --        (92,159)
    Accumulated deficit                                   (1,912,397)    (1,773,731)
                                                         -----------    -----------

      Total stockholders' deficit                           (380,286)      (368,779)
                                                         -----------    -----------

      Total liabilities and stockholders' deficit        $     3,975    $     7,410
                                                         ===========    ===========




 The accompanying notes are an integral part of these consolidated financial statements





TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
-------------------------------------------------------------------------------------------

                                                                   2004            2003
                                                               ------------    ------------


Revenue                                                        $     26,605    $     38,014
                                                               ------------    ------------

Operating expenses:
    Professional fees                                               129,542         165,627
    Salaries, commissions and benefits                                1,450         312,963
    Office, travel and other expenses                                   372          27,946
    Magazine printing                                                11,746          25,340
    Rent                                                              1.863           3,200
    Utilities and telephone                                             830           2,113
    Depreciation                                                      2,505           4,993
    Advertising                                                         111           2,700
    Miscellaneous                                                    10,879              --
                                                               ------------    ------------

      Total operating expenses                                      159,298         544,882
                                                               ------------    ------------

         Loss from operations                                      (132,693)       (506,868)
                                                               ------------    ------------

Other income and (expense):
    Gain on settlement of accounts payable                            1,342              --
    Unsuccessful business combination costs                              --          (3,600)
    Interest expense                                                 (7,214)         (9,871)
                                                               ------------    ------------

      Total other income and expense, net                            (5,872)        (13,471)
                                                               ------------    ------------

Loss from continuing operations                                    (138,565)       (520,339)
                                                               ------------    ------------

Discontinued operations:
    Operating loss of discontinued direct lending operations             --          (9,323)
    Gain (loss) from disposal of discontinued
      direct lending operations                                        (101)         16,287
                                                               ------------    ------------

      Income (loss) from discontinued operations                       (101)         (6,964)
                                                               ------------    ------------

    Net loss                                                   $   (138,666)   $   (513,375)
                                                               ============    ============

Weighted average number of common shares
    outstanding - basic and diluted                              15,372,163      12,482,195
                                                               ============    ============


Net loss per common share - basic and diluted                  $      (0.01)   $      (0.04)
                                                               ============    ============


 The accompanying notes are an integral part of these consolidated financial statements






TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
-----------------------------------------------------------------------------------------------------------

                                            COMMON STOCK
                                     --------------------------  SUBSCRIPTION    ACCUMULATED
                                       SHARES         AMOUNT      RECEIVABLE       DEFICIT         TOTAL
                                     -----------    -----------   -----------    -----------    -----------

Balance at September 30, 2002          3,962,282    $   808,053   $        --    $(1,260,356)   $  (452,303)

    Common stock issued for cash
      and services                     4,647,626        232,000       (92,159)            --        139,841

    Common stock issued for
      professional services            2,100,000         95,000            --             --         95,000

    Compensatory common stock
      issuances to executives          4,500,000        225,000            --             --        225,000

    Stock options issued to settle
      cash advances, accrued
      Interest and accrued
      compensation                            --         73,585            --             --         73,585

    Common stock issued to settle
      notes payable and related
      accrued interest                   133,487         33,372            --             --         33,372

    Common stock issued for cash          75,256         30,101            --             --         30,101

    Common stock surrendered and
      cancelled                         (125,000)            --            --             --             --

    Net loss                                  --             --            --       (513,375)      (513,375)
                                     -----------    -----------   -----------    -----------    -----------

Balance at September 30, 2003         15,293,651      1,497,111       (92,159)    (1,773,731)      (368,779)

    Cash and services received
      from stockholder                        --             --        92,159             --         92,159

    Common stock issued for
      professional services              500,000         35,000            --             --         35,000

    Net loss                                  --             --            --       (138,666)      (138,666)
                                     -----------    -----------   -----------    -----------    -----------

Balance at September 30, 2004         15,793,651    $ 1,532,111   $        --    $(1,912,397)   $  (380,286)
                                     ===========    ===========   ===========    ===========    ===========


                  The accompanying notes are an integral part of these consolidated financial statements





TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
-----------------------------------------------------------------------------------

                                                               2004          2003
                                                             ---------    ---------

Cash Flows from operating activities:
    Net loss                                                 $(138,666)   $(513,375)
    Adjustment to reconcile net loss to net cash
      used in operating activities:
         (Income) loss from discontinued operations                101       (6,964)
         Depreciation expense                                    2,505        4,993
         Common stock issued for professional services          35,000       95,000
         Compensatory common stock issuances to executives          --      225,000
         Changes in operating assets and liabilities:
           Accounts receivable                                      --        3,123
           Other assets                                             --        1,055
           Accounts payable and accrued liabilities              1,920        4,176
           Deferred revenue                                         --       (2,848)
                                                             ---------    ---------

              Net cash used by continuing operations           (99,140)    (189,840)
              Net cash used by discontinued operations            (101)      (4,529)
                                                             ---------    ---------

                Net cash used by operating activities          (99,241)    (194,369)
                                                             ---------    ---------

Cash flows from investing activities:
    Purchase of property and equipment                              --       (2,400)
    Proceeds from sale of discontinued
      direct lending operations                                     --       16,618
                                                             ---------    ---------

              Net cash used by continuing operations                --       (2,400)

              Net cash provided by discontinued operations          --       16,618
                                                             ---------    ---------

                Net cash provided by investing activities           --       14,218
                                                             ---------    ---------

Cash flows from financing activities:
    Proceeds from notes payable                                  6,152        8,650
    Proceeds from sale of common stock                          92,159      169,942
                                                             ---------    ---------

                Net cash provided by financing activities       98,311      178,592
                                                             ---------    ---------

Increase in cash and cash equivalents                             (930)      (1,559)

Cash and cash equivalents at beginning of year                     930        2,489
                                                             ---------    ---------

Cash and cash equivalents at end of year                     $      --    $     930
                                                             =========    =========

Supplemental Disclosure of Cash Flow Information
    Cash Paid for Interest Expense                           $   2,000    $   3,598
    Cash Paid for Income Taxes                               $      --    $      --

 The accompanying notes are an integral part of these consolidated financial statements


                                       28

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

     HISTORICAL BUSINESS ACTIVITIES

     TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, operates as a holding company for its formerly two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct"). The Company received approval from the Secretary of State of Georgia for a certificate of merger between Homes and Freedom Homes, Inc. ("Freedom"). The Company remains the owner of 32.3% of the common shares of Homes. The remaining common shares of Homes will be owned as follows: 63.1% by Jim Evans, owner of Freedom, and 4.6% by Robert S. Wilson, operating officer of Homes. Clarification of freedom

     Homes was incorporated in the State of Georgia in December, 1999 and operates in the real estate market as an advertiser of real estate listed as "for sale by owner" ("FSBO"). Homes has published a periodic magazine which contains FSBO and other advertising, and Homes offers an Internet web page that serves as an advertising venue for FSBO residential and commercial real estate in the Central Savannah River Area.

     During 2003, the Company made a decision to discontinue its Direct Lending operations. On November 25, 2002, the Company sold to Stuckey Enterprises, Inc. ("Stuckey") for $15,968 substantially all of the assets and the name, "Direct Lending", of Direct, the Company's wholly owned subsidiary that operated as a licensed mortgage broker for various financial institutions. Certain office equipment of Direct was sold for $650 and certain accounts payable were settled for less than the invoiced amounts. A gain of $16,287 has been recognized on the disposal of the discontinued Direct Lending operations. Revenues from Direct were $18,961 in 2003. The Company has accounted for its Direct Lending operations as discontinued operations and the accompanying financial statements have been restated to report separately the operating results of the discontinued Direct Lending operations. At September 30, 2003, the subsidiary, Direct, was inactive.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

     CURRENT BUSINESS ACTIVITIES

     Management seeks to acquire producing oil and gas properties in and around Texas, Louisiana and Oklahoma that will define the operational holdings of The Company. Management has defined a number of criteria for acquisition which include:

          o    Wells must be currently Producing
          o    Production must be broadly distributed across lease
          o    Lease must show a 24 month payback (or better)
          o Wells must show upside potential (proved undeveloped reserves of approximately 20%)

     These criteria were developed in conjunction with major energy lending institutions in order to mitigate risk for TX Holdings, Inc. and its investors.

     In order to finance these acquisitions management plans to use a combination of debt, and equity finance. Currently, management cannot provide assurance for the completion of acquisition or fund raising, however it is endeavoring to complete both acquisition and finance to the best of their abilities.

     GOING CONCERN ISSUES

     The Company, with its subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital, identifying and pursuing businesses opportunities and management currently believes its best opportunities are in the oil and gas business. The Company's total liabilities exceed its total assets and the Company's liquidity is substantially dependent on raising capital. These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

     PRINCIPLES OF CONSOLIDATION

     The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

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

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

     INCOME TAXES

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

     BASIC NET LOSS PER COMMON SHARE

     Basic net loss per common share from continuing operations is computed by dividing the net loss from continuing operations by the weighted average number of common shares outstanding during the period. Basic net loss per common share from discontinued Direct Lending operations is computed by dividing the net loss from discontinued Direct Lending operations by the weighted average number of common shares outstanding during the period. Common shares issuable upon exercise of the stock options have not been included in the computation (diluted loss per common share) because their inclusion would have reduced the loss per common share (antidilutive) applicable to the loss from continuing operations and discontinued operations for all periods presented.

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

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

     RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED

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

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

     RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED

     In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities." FIN No. 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity's activities or entitled to receive a majority of the entity's residual returns, or both. FIN No. 46 also requires disclosures about variable interest entities that a company is not required to consolidate, but in which it has a significant variable interest. FIN No. 46 provides guidance for determining whether an entity qualifies as a variable interest entity by considering, among other considerations, whether the entity lacks sufficient equity or its equity holders lack adequate decision-making ability. The consolidation requirements of FIN No. 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to existing entities in the first fiscal year or interim period beginning after June 15, 2004. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of FIN No. 46 did not have a significant effect on the Company's financial position or results of operations.

     In March 2004, the Financial Accounting Standards Board ("FASB") approved the consensus reached on the Emerging Issues Task Force Issue ("EITF") No. 03-01, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." EITF 03-01 provides guidance on determining when an investment is considered impaired, whether that impairment is other-than-temporary and the measurement of an impairment loss. EITF 03-01 also provides new disclosure requirements for other-than-temporary impairments on debt and equity investments. In September 2004, the FASB delayed until further notice the effective date of the measurement and recognition guidance contained in EITF 03-01, however the disclosure requirements of EITF 03-01 are currently effective. Our adoption of EITF 03-01 is not expected to have a material impact on our financial position or results of operations.

     In December 2004, the FASB issued FAS No. 123R, "Share-Based Payment." The statement replaces FAS No. 123, "Accounting for Stock-Based Compensation" and supersedes APB Opinion No. 25, "Accounting for Stock Issued to Employees." This statement focuses primarily on accounting for transactions in which an entity obtains employee services in share-based payment transactions. The adoption of the statement will result in the expensing of the fair value of stock options granted to employees in the basic financial statements. The statement is effective for the years commencing after January 1, 2006 and management is currently assessing its impact.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

     RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED

     The statement applies to new equity awards and to equity awards modified, repurchased, or cancelled after the effective date. Additionally, compensation cost for the portion of awards for which the requisite service has not been rendered that are outstanding as of the effective date shall be recognized as the requisite service is rendered on or after the effective date. The compensation cost for that portion of awards is based on the grant-date fair value of those awards as calculated from the pro forma disclosures under Statement No. 123. Changes to the grant-date fair value of equity awards granted before the effective date of this statement are precluded. The compensation cost for those earlier awards shall be attributed to periods beginning on or after the effective date of this statement using the attribution method that was used under Statement No. 123, except that the method of recognizing forfeitures only as they occur shall not be continued. Any unearned or deferred compensation (contra-equity accounts) related to those earlier awards shall be eliminated against the appropriate equity accounts. Additionally, common stock purchased pursuant to stock options granted under our employee stock purchase plan is expensed based upon the fair market value of the stock option.

     The statement also allows for a modified version of retrospective application to periods before the effective date. Modified retrospective application may be applied either (a) to all prior years for which Statement No. 123 was effective or (b) only to prior interim periods in the year of initial adoption. An entity that chooses to apply the modified retrospective method to all prior years for which Statement No. 123 was effective shall adjust financial statements for prior periods to give effect to the fair-value-based method of accounting for awards granted, modified, or settled in cash in fiscal years beginning after December 15, 1994, on a basis consistent with the pro forma disclosures required for those periods by Statement No. 123. Accordingly, compensation cost and the related tax effects will be recognized in those financial statements as though they had been accounted for under Statement No. 123. Changes to amounts as originally measured on a pro forma basis are precluded.

     In December 2004, the FASB issued FAS No. 153, "Exchange of Nonmonetary Assets", which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No. 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on our financial position or results of operations.

     Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 2 - PROPERTY AND EQUIPMENT

     Property and equipment consists of the following at September 30, 2004 and 2003:

                                                                       LIFE            2004              2003
                                                                   -------------  ----------------  ----------------
      Software and web page                                        3 years        $        36,650   $        36,650
      Furniture and office equipment                               5-7 years               13,288            13,288
                                                                                  ----------------  ----------------
      Total                                                                                49,938            49,938
      Less accumulated depreciation and amortization                                       46,213            43,708
                                                                                  ----------------  ----------------
                                                                                  $         3,725   $         6,230
                                                                                  ================  ================

NOTE 3 - SHORT-TERM NOTES PAYABLE

     Short-term notes payable at September 30, 2004 and 2003 consists of a short term note payable to Georgia Bank & Trust Company. Interest only payments are due monthly at prime plus 1.0% (5.75% on September 30, 2004 and 5.00% on September 30, 2003). The note is guaranteed and is secured by the primary residence of a former director and current stockholder of the Company. On October 13, 2004, a former director and current stockholder paid off the balance of the loan, including $141 in accrued interest.

NOTE 4 - INCOME TAXES

     The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2004 and 2003:

                                                        2004             2003
                                                      ---------       ---------
      DEFERRED TAX ASSETS:
        Net operating losses                          $ 340,155       $ 264,901
        Accrued wages                                    17,149          17,149
        Basis of intangible assets                        5,863           6,521
        Valuation allowance                            (362,886)       (287,922)
                                                      ---------       ---------
      Total deferred tax assets                             281             649

      DEFERRED TAX LIABILITIES:
        Basis of property and equipment                     281             649
                                                      ---------       ---------

      Net deferred tax asset                          $      --       $      --
                                                      =========       =========

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 4 - INCOME TAXES, CONTINUED

     The Company has tax net operating loss carryforwards totaling approximately $1,800,000, expiring in 2018 through 2024. Approximately $1,190,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

     Net operating losses after December 12, 2002 through September 30, 2004 were approximately $608,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,000,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations

                                                         2004                      2003
                                                 -----------------------   -----------------------
                                                   AMOUNT      PERCENT       AMOUNT       PERCENT
                                                 ----------   ----------   ----------   ----------
      Benefit for income tax at federal
        statutory rate                           $   47,146         34 %   $  174,548         34 %
      Change in valuation allowance                 (74,964)       (54)       (74,291)       (14)
      Limitations on availability of net
        operating loss carryforward                      --         --       (100,257)       (20)
      Non-deductible compensation                    11,900          9             --         --
      Other                                          15,918         11             --         --
                                                 ----------   ----------   ----------   ----------
                                                 $       --         -- %   $       --         -- %
                                                 ==========   ==========   ==========   ===========

     There were no income taxes due or receivable from operations for the years ended September 30, 2004 and 2003, and the Company's reported benefit for income taxes differs from the amount computed by applying statutory tax rates to loss before income taxes due to changes in the valuation allowance for financial reporting purposes. Other differences relate to expense items or portions of items not deductible, such as meals and entertainment.


NOTE 5 - NON-CASH TRANSACTIONS

     During the years ended September 30, 2004 and 2003 the Company issued shares of common stock in exchange for services and as repayment for accounts payable and to settle cash advances from significant shareholders in non-cash financing and investing transactions as follows:

                                                          2004          2003
                                                        ----------   ----------
      Common stock issued to settle notes
        payable and related accrued interest            $       --   $   33,372
      Common stock issued to settle cash
        advances and related accrued interest                   --       73,585

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------


NOTE 6 - SEGMENT INFORMATION

     In previously issued financial statements, the Company presented segment information for Homes, an advertising segment that provides advertising services for FSBO real estate and for businesses, and presented segment information for Direct, a mortgage segment that provided mortgage services to individuals and small businesses as a mortgage broker. As discussed in
     Note 1 - Summary of Significant Accounting Policies and Activities, the Company discontinued its Direct Lending operations and sold substantially all of the assets of Direct. At September 30, 2004, the Company had operations in a single industry segment, Homes, which was subsequently merged with Freedom Homes, Inc. (See Business of Homes By Owners, Inc.). The Company did acquire certain assets at a total cost of $2,400 to begin operations in the Wi-Fi industry, but at September 30, 2004, the Company had no operating activities in this segment. The Company has no operating activities in the proposed oil and gas business.


NOTE 7 - UNSUCCESSFUL BUSINESS COMBINATION COSTS

     During 2003, the Company entered into negotiations for a business combination with Access Speed. In conjunction with the negotiations, the Company contracted with professionals to perform due diligence. The Company was unsuccessful in reaching an agreement on the terms of the business combination and the proposed business combination was not consummated.

     On August 2, 2004 the Company and S2 Consulting executed a Management Consulting Agreement, pursuant to which the consulting firm agreed for a six-month period to provide consulting services to the Company in relation to the evaluation of potential merger and acquisition targets. The services provided under the agreement include advising, evaluating and developing corporate strategy, providing company guidance, and assisting in developing relationships and opportunities. In consideration for the contracted services and services previously provided, valued at $35,000, the Company agreed to issue 500,000 shares of its common stock to the consulting firm.

     The costs incurred during the years ended September 30, 2004 and 2003, on proposed business combinations are reported as other expense in the statement of operations.


NOTE 8 - STOCKHOLDERS' EQUITY

     COMMON STOCK

     During the years ended September 30, 2004 and 2003, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities. Following is a description of stock issuances in 2004 and 2003:

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY, CONTINUED

     COMMON STOCK, CONTINUED

     (1) On December 12, 2002, the Company issued MA&N, LLC ("MA&N"), a Nevada limited liability company, 4,647,626 shares of common stock, representing, at the time of the transaction, 51% of the total of the Company's 9,112,992 shares issued or issuable at that date. In exchange for the shares, the Company was to receive total consideration of$232,000, in the form of payment of current expenses and past obligations on behalf of the Company and providing certain internet services and certain management and consulting services for a period of at least two years. As of September 30, 2004, the Company has received funds, including payments directly to vendors, of $174,600 and management and consulting services of $57,400.

     (2) On February 19, 2003, the Company issued 3,000,000 shares of common stock to Mark Neuhaus, Chairman and CEO of the Company and recognized $150,000 of stock compensation.

     (3) On February 19, 2003, the Company also issued 1,500,000 shares of common stock to Ned Baramov, Secretary - Treasurer and recognized $75,000 of stock compensation.

     (4) On August 2, 2004 the Company and S2 Consulting executed a Management Consulting Agreement, pursuant to which the consulting firm agreed for a six-month period to provide consulting services to the Company in relation to the evaluation of potential merger and acquisition targets. The services provided under the agreement include advising, evaluating and developing corporate strategy, providing company guidance, and assisting in developing relationships and opportunities. In consideration for the contracted services and services previously provided, valued at $35,000, the Company issued 500,000 shares of its common stock to the consulting firm.

     STOCK OPTIONS

     In December 2002, the Company awarded 294,341 common stock options to a former director and current shareholder of the Company that are exercisable at $0.01 per share and expire in five years, as settlement for $73,585 of cash advances and related accrued interest and unpaid compensation that was recognized prior to September 30, 2002. The options are exercisable at $0.01 per share and expire in five years. No options have been exercised as of September 30, 2004.


NOTE 9 -- SUBSEQUENT EVENTS

     On March 24, 2005, Homes signed an agreement to merge with Freedom. The agreement is between Freedom; Homes; Evans; TX Holdings, which owned 95% of the outstanding stock of Homes at the time, and Robert S. Wilson, who owned 5% of the outstanding stock of Homes at this time.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2003
--------------------------------------------------------------------------------

NOTE 9 -- SUBSEQUENT EVENTS, CONTINUED

     Freedom was merged into Homes in a statutory merger under Georgia law, which is designed to qualify as a tax-free reorganization for Federal and Georgia tax purposes. The resulting corporation will be named Freedom Homes, Inc., and TX Holdings will retain a 32.3% ownership interest in Homes.

     On June 20, 2005 Haskell Slaughter Young & Rediker, LLC resigned as counsel for TX Holdings, Inc. and expressed willingness to work with the Company on a temporary consulting basis, solely on filings with the Security and Exchange Commission. Effective August 5, 2005 TX Holdings signed a services settlement agreement with David R. Baker on behalf of himself and his firm, Haskell Slaughter Young & Rediker, LLC, for payment of their outstanding fees for legal services and expenses. This agreement settles all liabilities of TX Holdings for such services by using a combination of equity and cash. As part of this agreement TX Holdings has retained Haskell Slaughter Young & Rediker, LLC to assist the company in bringing all required SEC filings up to date.

     On July 21, 2005 Baker, Johnston & Wilson LLP (now Baker & Johnston LLP ("B & J")), former corporate counsel to the Company) signed an agreement with the Company to forbear collection of its receivable for services and expenses until 2007, effectively converting the current liability to long-term debt. In connection with the forbearance, TX Holdings issued to B & J a warrant to purchase shares of its common stock exercisable on and after January 1, 2006. If the warrants are exercised in full, the payable to B & J would be fully offset. The Company will have the right to call the warrants at any time beginning February 1, 2006, if the exercise price has been at least 2.5 times the then exercise price for 20 consecutive trading days. On January 12, 2006, effective November 1, 2005, Baker and Johnson agreed to forbear collection of the indebtedness of the company to it until July 21, 2007 and the Warrant was amended to delay the exercise date until July 1, 2006 and the call date to August 1, 2006

     On December 12, 2002, the award of 5-year options to purchase 294,341 shares of TX Holdings Common Stock at $0.01 per share to Robert Wilson, then Chairman and Chief Executive Officer of the Company was authorized in lieu of $54,000 in compensation earned during calendar year 2001, and cash advances and accrued interest of $19,585 for a total of $73,585. The options were exercised in December 2005. Mr. Wilson was an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933

ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

Effective August 9, 2005, the Registrant engaged Ham Langston & Brezina L.L.P., 11550 Fuqua, Suite 475, Houston Texas 77034 as its principal accountants to replace its former principal accountant, Elliott Davis LLC. The former accountant was notified of their dismissal on August 09, 2005.

Elliott Davis, LLC audited the financial statements for the Company for the fiscal years ending September 30, 2002, and September 30, 2003. The audit report of Elliott Davis, LLC for the year ended September 30, 2003 did not contain an adverse opinion or a disclaimer of opinion and was not qualified or modified as to uncertainty, audit scope or accounting principles, except the audit report prepared by Elliott Davis LLC did contain a going concern qualification; such financial statements did not contain any adjustments for uncertainties stated therein.

In connection with the audit for the fiscal years ended September 30, 2002, September 30, 2003 and the subsequent interim period ended August 9, 2005, there were no disagreements with Elliott Davis, LLC on any matter of accounting principles or practices, financial statement disclosures or auditing scope or procedure, which if not resolved to the satisfaction of Elliott Davis LLC, would have caused it to make reference to the subject matter of the disagreement in connection with its reports except that Elliott Davis advised the Company's board of directors that internal controls necessary to develop reliable financial statements did not exist.

During the fiscal years ended September 30, 2002, September 30, 2003 and the subsequent interim period ended August 9, 2005, there were no "Reportable Events" as defined in Regulations S-K Item 304 (a)(1)(v) other than the advice referred to in the previous paragraph that internal controls necessary to develop reliable financial statements did not exist

The Registrant has complied with the requirements of Item 304(a)(3) of Regulation SB with regard to providing the former accountant with a copy of the disclosure it is making in response to this Item and has requested the former accountant to furnish a letter addressed to the Commission stating whether it agrees with the statements made by the registrant and, if not, stating the respects in which it does not agree.

The change in accountants was approved by the board of directors.

During the registrant's two most recent fiscal years and the subsequent interim period prior to the August 9, 2005 appointment of Ham Langston & Brezina L.L.P, neither the company nor anyone on its behalf consulted with Ham Langston & Brezina L.L.P regarding either (i) the application of accounting principles to a specified transaction, either completed or proposed, or the type of audit opinion that might be rendered on the company's financial statements, and neither a written report nor oral advice was provided to the company by Ham Langston & Brezina L.L.P that was an important factor considered by the company in reaching a decision as to any accounting, auditing or financial reporting issue; or (ii) any matter that was either the subject of a disagreement, as that term is defined to Item 304 (a)(1)(iv) of Regulation S-K and the related instructions to 304 of Regulation S-K, or a reportable event, as that term is defined in Item (a)(1)(v) of Regulation S-K.

There were no disagreements with accountants on accounting and financial disclosure.

ITEM 8A. CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE CONTROLS AND PROCEDURES

The chief executive officer and the chief financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of September 30, 2004, have concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Because of the limited staff of the Company, all transactions are recorded, processed, and summarized by management. Consequently the accuracy of all records is guaranteed, and management has certified the correctness of all facts set forth herein, to the best of their knowledge. However, the reporting accuracy has been achieved at the expense of time, and the Company has been very pressed to meet reporting deadlines.

CHANGES IN INTERNAL CONTROLS

During 2004 the Company's management identified material weaknesses in the Company's disclosure procedures and has taken corrective actions. Management has already implemented disclosure procedural improvements, which will guarantee the effectiveness, accuracy, and timeliness of the Company's financial reporting systems in the future.

ITEM 8B. OTHER INFORMATION

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

                                    PART III

ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT.

EXECUTIVE OFFICERS AND DIRECTORS

The executive officers and directors of TX Holdings, Inc. as of December 30, 2005 are as follows:

     Name                       Age                         Position
     ----                       ---                         --------
Mark S. Neuhaus                 50                  Chairman of the Board of
                                                     Directors and President
                                                    (Chief Executive Officer)

 Darren Bloom                   32                  Secretary-Treasurer, and
                                                member of the Board of Directors
                                                    (Chief Financial Officer)

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

Ned Baramov, a former director, resigned on June 24, 2005. Mr. Baramov received 1,500,000 shares for his services as Secretary Treasurer, for the period January 15, 2003 - June 24, 2005.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors will be elected at the annual meetings to serve for one-year terms. The Company does not know of any agreements with respect to the election of directors. The Company has not compensated its directors for service on the Board of Directors of TX Holdings or any of its subsidiaries or any committee thereof. Any non-employee director of TX Holdings or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board of Directors and any committee of the Board of Directors, although no such committee has been established. Each executive officer of TX Holdings is appointed by and serves at the discretion of the Board of Directors.

None of the officers or directors of TX Holdings is currently an officer or director of a company required to file reports with the Securities and Exchange Commission, other than TX Holdings.

The business experience of each of the persons listed above during the past five years is as follows:

Mark S. Neuhaus has been the founder of several startup companies, including Solar Electric Engineering in 1987, which later became US Electric Car. Mr. Neuhaus was one of the founding shareholders of Interactive Motorsports and Entertainment. Mr. Neuhaus manages several funds that specialize in financing small cap public companies, owned by himself and his wife, Nicole Bloom Neuhaus, a former director of TX Holdings, which has been his principal occupation since 1995. MA&N, which acquired a controlling interest in TX Holdings on December 12, 2002, is jointly owned by Mr. and Mrs. Neuhaus.

Darren Bloom held a senior management position at KPMG International until recently, where he headed a number of international groups. He holds MBAs from Columbia University and London Business School. Mr. Bloom holds no directorships in any other reporting companies, nor does he have any holdings in TX Holdings, Inc. acquired in public markets. Mr. Bloom is brother-in-law to Mark Neuhaus, CEO and Chairman of the Board of TX Holdings Inc.

AUDIT COMMITTEE FINANCIAL EXPERT

The Company's Board of Directors has determined that TX Holdings does not have a separately-designated standing audit committee established or a committee performing similar functions, nor an audit committee financial expert.

COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT

Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended September 30, 2004 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal years ended September 2005 and 2004, except that Darren Bloom, Secretary-Treasurer and member of the Board of Directors (Chief Financial Officer) failed to make timely filing of a Form 3, which filing he has since made.

CODE OF ETHICS

On February 24, 2004 the Company adopted a code of ethics, which is applicable to all employees of TX Holdings and to any person, not an employee, who performs functions similar to those of its principal executive officer, principal financial officer or principal accounting officer or controller. SEE EXHIBIT
33.1 FOR THE FULL TEXT OF R WIRELESS'S CODE OF ETHICS. The Company will provide to any person, without charge, a copy of its code of ethics upon request to

                               TX Holdings, Inc.
                               1602 Alton Road, #487
                               Miami Beach, FL 33139


ITEM 10. EXECUTIVE COMPENSATION.

On December 12, 2005, the Company issued 2,000,000 shares of the Company's Common Stock for the compensation of Darren Bloom, CFO, Secretary/Treasurer and member of the Board of Directors.

On January 15, 2003, the Company issued 3,000,000 shares and 1,500,000 shares of the Company's Common Stock for the compensation of Mark Neuhaus, Chief Executive Officer, and Ned Baramov, former Secretary/Treasurer, respectively (SEE EXHIBITS
99.8 AND 99.7). The basis per share used in the estimation of salary expense for the two executives was $0.05, management's estimate of the fair value, which estimate considered the stock price on January 15, 2003, and a discount which reflects the restricted status of the newly issued shares. Mark Neuhaus was also authorized a salary of $25,000 per month, which the Company was to pay when cash flow is sufficient, according to an employment agreement signed on January 15, 2003. No amount was paid under this authorization and on December 23, 2003, the Company's Board unanimously resolved to rescind Mr. Neuhaus' salary.

On December 12, 2002, the award of 5-year options to purchase 294,341 shares of TX Holdings Common Stock at $0.01 per share to Robert Wilson, then Chairman and Chief Executive Officer of the Company was authorized in lieu of $54,000 in compensation earned during calendar year 2001, and cash advances and accrued interest of $19,585 for a total of $73,585. The options were exercised in December 2005. Mr. Wilson was an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

The following table sets forth all compensation paid by the Company for services rendered to the Company for the fiscal years ended September 30, 2004, 2003, and 2002 to the persons indicated.


                                                         Summary Compensation Table

                                                                                           Compensation
                                                       -----------------------------------------------------------------------------
                                                                    Annual                        Long-Term
                                                       -------------------------------------    ----------------
                                                                                Other Annual       Restricted           All Other
                                          Fiscal        Salary        Bonus     Compensation     Stock Award(s)        Compensation
    Name and Principal Position            Year          ($)           ($)          ($)                ($)                 ($)
-------------------------------------    ---------     ---------    ----------  -------------   ------------------    --------------
            Mark Neuhaus                   2004          -0-           -0-          -0-                -0-                 -0-
        Chairman and C.E.O.                2003          -0-           -0-          -0-            150,000(1)              -0-
        TX Holdings, Inc.(.)

            Darren Bloom                   2004          -0-           -0-          -0-                -0-                 -0-
   Secretary/Treasurer and C.F.O.
         TX Holdings, Inc.

            Ned Baramov                    2004          -0-           -0-          -0-                -0-                 -0-
   Former Secretary/Treasurer and          2003          -0-           -0-          -0-             75,000(2)              -0-
               C.F.O. R Wireless, Inc.

          Robert S. Wilson                 2004          -0-           -0-          -0-                -0-                 -0-
     Former Chairman and C.E.O.            2003          -0-           -0-          -0-                -0-                 -0-
        HOM Corporation (4)                2002         4,977          -0-          -0-             13,016(3)              -0-


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

(3) Mr. Wilson had agreed to accept shares of R Wireless common stock for his salary through December 31, 2001, of which $36,000 was earned during fiscal 2001 and $18,000 was earned during fiscal 2002. On December 12, 2002, Mr. Wilson was awarded options to purchase 294,341 shares of R Wireless common stock at $.01 per share in lieu of $54,000 in compensation earned during calendar year 2001, and cash advances and accrued interest of $19,585 for a total of $73,585. The options were exercised in December 2005.

(4) Robert S. Wilson was Chairman and Chief Executive Officer of R Wireless since its inception June 16, 2000, until December 12, 2002. He resigned as Director of R Wireless, Inc. on April 30, 2003.

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to any of the foregoing officers during the periods covered herein. The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the annual salary reported for them.

EMPLOYMENT AGREEMENTS

The Company did not sign any employment agreements during fiscal 2004.

ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.
The following table sets forth information, to the best of the Company's knowledge, as of December 30, 2005 with respect to each person known by the Company to own beneficially (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) more than 5% of the outstanding TX Holdings common stock, each director, each executive officer and all directors and officers as a group.

                                                         Amount and Nature of
     Name and Address of Beneficial Owner (1)            Beneficial Ownership        Percent of Class (2)
---------------------------------------------------    -------------------------    ----------------------
Mark S. Neuhaus(*)                                           7,662,626(3)                   40.3%
1602 Alton Road, #487
Miami Beach, FL 33139

Darren Bloom(*)                                               2,000,000                     10.7%
6538 Collins Ave., #347
Miami Beach, FL  33141

Nicole Bloom Neuhaus                                         4,647,626(4)                   24.5%
6538 Collins Ave, #347
Miami Beach, FL 33141

MA&N LLC                                                      4,647,626                     24.5%
200 East 89th Street
Suite 44S
New York, NY 10128

Ned Baramov                                                   1,685,000                     8.9%
26-34 30th Street, 2C
Astoria, NY 11102

All directors and executive officers as a group               9,662,626                     50.9%
---------------------------------------------------------------------------------------------------------
         (*) Director and executive officer

     (1) Unless otherwise indicated in the footnotes below, the Company has been advised that each person above has sole investment and voting power over the shares indicated above.

     (2) Based upon 18,999,934 shares of common stock outstanding as of December 30, 2005.

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

ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.

PARTICULAR TRANSACTIONS

There have been no transactions during the last two years between the Company and any officer, director, nominee for election as director, or any shareholder owning more than 5% of the Company's outstanding shares, or any member of any such individual's immediate family, as to which the amount involved in the transaction or a series of similar transactions exceeded $60,000, except as set forth below:

     (1) On December 12, 2005 the Company issued 2,000,000 shares of TX Holdings Common Stock to Darren Bloom, Secretary-Treasurer and member of the Board of Directors. The shares represent $100,000 of stock compensation for 2005.

     (2) As of August 1, 2005, TX Holdings and David R. Baker ("Baker") executed the Services Settlement Agreement whereby TX Holdings agreed to issue, and Baker agreed on behalf of himself and his firm, Haskell Slaughter Young & Rediker, LLC, to accept $6,888.22 in cash and 464,942 in shares of TX Holdings common stock in full satisfaction of statements for legal services and expenses of that firm (for which Baker had full benefit and responsibility) aggregating $43,382.43 and an accountable retainer for future legal services and expenses of $10,000, which payment and stock issuances have been made except that the stock issuance was 3,000 shares less than the Services Settlement Agreement provided.

     (3) As of July 21, 2005, TX Holdings and Baker & Johnston LLP ("BJ," then called Baker, Johnston & Wilson LLP) executed the Forbearance Agreement whereby BJ agreed to forbear collection of the indebtedness to it of TX Holdings of $215,113.20 until January 21, 2007 in consideration of a warrant (which has been issued to BJ) to purchase 1,434,088 shares of TX Wireless common stock exercisable from January 1, 2006 at $0.15 a share and callable at $.001 per underlying share from February 1, 2006 if on 20 consecutive trading days ending within 5 trading days of the call the per share market value of TX Holdings common stock is at least 2 1/2 times the then exercise price. If the warrants are fully exercised, the aggregate exercise price would equal the indebtedness of TX Holdings to BJ for the past legal services. On January 12, 2006, effective November 1, 2005, Baker and Johnson agreed to forbear collection of the indebtedness of the company to it until July 21, 2007 and the Warrant was amended to delay the exercise date until July 1, 2006 and the call date to August 1, 2006

     (4) On February 19, 2003, the Company issued 3,000,000 shares of R Wireless's Common Stock to Mark Neuhaus, Chairman and CEO of the Company (SEE EXHIBIT 99.8). The shares represent $150,000 of stock compensation for 2003, and were registered under an S-8 Registration Statement under the Securities Act of 1933.

     (5) On February 19, 2003, the Company issued 1,500,000 shares of R Wireless's Common Stock to Ned Baramov, Secretary - Treasurer (SEE
         EXHIBIT 99.7). The shares represent $75,000 of stock compensation for 2003, and were registered under an S-8 Registration Statement under the Securities Act of 1933.


CONTROLLING PERSONS

Mark S. Neuhaus, as a director and Chief Executive Officer of TX Holdings, the owner of a 50% interest in MA&N LLC and the owner of shares of TX Holdings, all as reflected in Items 9 and 11 hereof; Darren Bloom as a director and Chief Financial Officer and the owner of shares of TX Holdings, all as reflected in Items 9 and 11 hereof; Nicole Bloom Neuhaus as the owner of a 50% interest in MA&N LLC as reflected in Item 11 hereof, and MA&N LLC as the owner of shares of TX Holdings as reflected in Item 11 hereof, may all be deemed to be controlling persons of TX Holdings. There are no agreements or understandings between any of the foregoing that they will act as a group, although from time to time they may act in concert.

ITEM 13. EXHIBITS AND REPORTS ON FORM 8-K.

EXHIBITS

The following exhibits are filed with this Registration Statement:

Exhibit No.        Exhibit Name
-----------        ------------

2.1 Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of R Wireless Corporation dated December 12, 2002 by and between MA&N LLC and R Wireless Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
2.2 Sale of Assets Agreement dated November 15, 2002 between HOM Corporation and Stuckey Enterprises (list of assets omitted, to be furnished upon request of the Commission) (1)
2.3 Stock Acquisition Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc. and Homes by Owner, Inc.(10)
2.4 Escrow Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc., Homes by Owner, Inc. and David Baker. (11)
2.5 Extension Agreement dated March 5, 2004 between Jim Evans, R Wireless, Inc., and Homes by Owner, Inc. (12)
3.1a Composite Articles of Incorporation of R Wireless, Inc, as amended to reflect the change of name from HOM Corporation, effective January 22, 2003 (3)
3.2                By-Laws of HOM Corporation as adopted December 12, 2002 (13)
4 Instrument defining rights of holders (See Exhibit No. 3.1a, Articles of Incorporation - Article Four)
4.2 Warrant to Purchase Shares of Common Stock of R Wireless, Inc. issued to Baker, Johnston and Wilson LLP, dated July 21, 2005
10.4 Agreement to Merge - Freedom Homes, Inc. - Homes By Owners, Inc., dated March 24, 2005(6) Forbearance Agreement between David R. Baker, Baker, Johnston & Wilson LLP, and R Wireless,
10.5 Inc., dated as of July 21, 2005 Services Settlement Agreement between David R. Baker and R Wireless, Inc., dated August 1,
10.6 2005 Amendment to Forbearance Agreement and Warrant between Baker & Johnston LLP, and TX
10.7               Holdings, Inc., dated as of November 1, 2005
16.1               Letter of Elliott Davis LLC (8)
21.1               List of Subsidiaries of R Wireless, Inc. (2)
31.1               Certification of Mark Neuhaus, CEO of TX Holdings, Inc.
31.2               Certification of Darren Bloom, CFO of TX HOldings, Inc.
32.1               Certification of Mark Neuhaus pursuant to Section 1350
32.2               Certification of Darren Bloom pursuant to Section 1350
33.1               R Wireless, Inc. Code of Ethics adopted February 24, 2004 (7)
99.7 Employment Agreement between Registrant and Ned Baramov dated January 15, 2003 (5)
99.8 Employment Agreement between Registrant and Mark Neuhaus dated January 15, 2003 (5)
99.9 Retainer Agreement between Registrant and Donald N. Rizzuto, Attorney and Counselor at Law dated January 15, 2003 (5)
99.10 Employment Agreement between Registrant and Darren Bloom dated August, 2005(9)

(1) Incorporated by reference to the exhibit as filed with Form 8-K of R Wireless, Inc., with Securities and Exchange Commission filing date of December 27, 2002.

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

(6) Incorporated by reference to the exhibit as filed with Form 8-K of R Wireless, Inc., with Securities and Exchange Commission filing date of March 31, 2005.

(7) Incorporated by reference to the exhibit as filed with Form 10-KSB of R Wireless, Inc., with Securities and Exchange Commission filing date of March 12, 2004.

(8) Incorporated by reference to the exhibit as filed with Form 8-K of R Wireless, Inc., with Securities and Exchange Commission filing date of August 19, 2005.

(9) Incorporated by reference to the exhibit as filed with Form 13D of Darren Bloom with Securities and Exchange Commission filing date of December 14, 2005.

(10) Incorporated by reference to the exhibit as filed with Form 10KSB/A of R Wireless, Inc., with Securities and Exchange Commission filing date of March 12, 2004.

(11) Incorporated by reference to the exhibit as filed with Form 10KSB/A of R Wireless, Inc., with Securities and Exchange Commission filing date of March 12, 2004.

(12) Incorporated by reference to the exhibit as filed with Form 10KSB/A of R Wireless, Inc., with Securities and Exchange Commission filing date of March 12, 2004.

(13) Incorporated by reference to the exhibit as filed with Form 10KSB of R Wireless, Inc., with Securities and Exchange Commission filing date of January 14, 2003.


REPORTS ON FORM 8-K

Nicole Bloom Neuhaus' resignation from the Board of Directors as of November 4, 2003, filed with the Security and Exchange Commission on December 12, 2003.

Agreement to Merge between Homes and Freedom as of March 25, 2005, filed with the Security and Exchange Commission on March 31, 2005.

Forbearance Agreement with Baker, Johnston & Wilson LLP as of July 21, 2005; Resignation of Ned Baramov as of June 24, 2005, and appointment of Darren Bloom as member of the Board and Chief Financial Officer; filed with the Security and Exchange Commission on July 25, 2005.

Changes in R Wireless' Certifying Accountant as of August 9, 2005 - Elliott Davis LLC dismissed and Ham, Langston & Brezina LLP engaged; filed with the Security and Exchange Commission on July 19, 2005.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

AUDIT FEES

The aggregate audit fees billed in the years ended September 30, 2004 and 2003 were $36,010 and $39,418 respectively. There were no other audit related fees billed or paid during these periods.

TAX AND OTHER FEES

The aggregate tax and other accounting-related fees billed in the years ended September 30, 2004 and 2003 were $731, and $2,512, respectively.


                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TX Holdings, Inc.


                             By /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)
                             Date: January 20, 2006

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                               /s/ Mark S. Neuhaus
        Mark S. Neuhaus, Chairman and President (Chief Executive Officer)


                               By /s/ Darren Bloom
         Darren Bloom, Secretary and Treasurer (Chief Financial Officer)
                             Date: January 20, 2006