Form 10KSB
period 2005-09-30
TX Holdings, Inc.
filed 2006-12-22
CIK 1133798

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                    ----------------------------------------

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the transition period from October 1, 2004 to September 30, 2006

Commission File No. 0-32335

                  TX HOLDINGS, INC. (formerly R Wireless, Inc.)
                 (Name of small business issuer in its charter)

                           Georgia                    58-2558702
                (State or Other Jurisdiction       (I.R.S. Employer
                             of                   Identification No.)
                      Incorporation or
                        Organization)


                        1701 North Judge Ely Blvd. #6420
                              Abilene, Texas 79601
                    (Address of Principal Executive Offices)

                                 (682) 286 3116
              (Registrant's Telephone Number, Including Area Code)

              Securities Registered Under Section 12(b) of the Act:

                                      None

              Securities Registered Under Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)

     Check whether the issuer is not required to file reports pursuant to
Section 13 or 15(d) of the Exchange Act.

     Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes [ ] No
[X]

     Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

     The Registrant's did not have revenues for the fiscal year ended September 30, 2005

     The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on December 8, 2006, was $11,033,480.

     There are approximately 13,966,431 shares of common voting stock of the Registrant held by non-affiliates. On December 8, 2006 the average bid and asked price was $ 0.79

     As of December 8, 2006, there were 27,002,558 shares of common stock outstanding.

Forward-Looking Statements and Cautionary Words

This annual report on Form 10-KSB ("Annual Report") for the period ending September 30, 2005 ("fiscal year 2005"), contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-KSB or the amendment thereto in which they appear, as the case may be. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In addition, particular attention is called to cautionary words such as "may," "will," "expect," "anticipate," "estimate" and "intend" where they appear herein. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

Disclosure Regarding Forward-Looking Statements Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements.

As used in this Annual Report, the terms "we", "us", and "our" mean TX Holdings, Inc.

Glossary of Terms
We are engaged in the business of exploring for and producing oil and natural gas. Oil and gas exploration is a specialized industry. Many of the terms used to describe our business are unique to the oil and gas industry. The following glossary clarifies certain of these terms that may be encountered while reading this report:

"Bbl" means barrel or barrels, used in this annual report to refer to crude oil or other liquid hydrocarbons.

"Bcf" means billion cubic feet, used in this annual report in reference to gaseous hydrocarbons. "BcfE" means billions of cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

"Farmout" involves an entity's assignment of all or a part of its interest in or lease of a property in exchange for consideration such as a royalty.

"Gross" oil or gas well or "gross" acre is a well or acre in which we have a working interest. "Mcf" means thousand cubic feet, used in this annual report to refer to gaseous hydrocarbons.

"McfE" means thousands of cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

"MMcf" means million cubic feet, used in this annual report to refer to gaseous hydrocarbons. "MBbl" means thousand barrels, used in this annual report to refer to crude oil or other liquid hydrocarbons.

"Net" oil and gas wells or "net" acres are determined by multiplying "gross" wells or acres by our percentage interest in such wells or acres.

"Oil and gas lease" or "Lease" means an agreement between a mineral owner, the lessor, and a lessee which conveys the right to the lessee to explore for and produce oil and gas from the leased lands. Oil and gas leases usually have a primary term during which the lessee must establish production of oil and or gas. If production is established within the primary term, the term of the lease generally continues in effect so long as production occurs on the lease. Leases generally provide for a royalty to be paid to the lessor from the gross proceeds from the sale of production.

"Prospect" means a location where both geological and economical conditions favor drilling a well. "Proved oil and gas reserves" are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic recovery by production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

"Proved developed oil and gas reserves" are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas reserves expected to be obtained through the application of fluid injection or other improved secondary or tertiary recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as "proved developed reserves" only after testing by a pilot project or after the operation of an installed recovery program has confirmed through production response that increased recovery will be achieved.

"Proved undeveloped oil and gas reserves" are those proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves attributable to any acreage do not include production for which an application of fluid injection or other improved recovery technique is required or contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

"Royalty interest" is a right to oil, gas, or other minerals that are not burdened by the costs to develop or operate the related property.

"Working interest" is an interest in an oil and gas property that is burdened with the costs of development and operation of the property.


                                   FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                      INDEX


PART I____________________________________________________________________________________________________________6

   Item 1 Description of Business_________________________________________________________________________________6

   Item 2 Description of Property________________________________________________________________________________19

   Item 3 Legal Proceedings______________________________________________________________________________________21

   Item 4 Submission of Matters to a Vote of Security Holders____________________________________________________21

PART II__________________________________________________________________________________________________________21

   Item 5 Market for Common Equity and Related Stockholder Matters_______________________________________________21

   Item 6 Management's Discussion and Analysis or Plan of Operations_____________________________________________24

   Item 7 Financial Statements___________________________________________________________________________________27

   Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure___________________57

   Item 8A Controls and Procedures_______________________________________________________________________________58

   Item 8B Other Information_____________________________________________________________________________________58

PART III_________________________________________________________________________________________________________59

   Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the
   Exchange Act__________________________________________________________________________________________________59

   Item 10 Executive Compensation________________________________________________________________________________60

   Item 11 Security Ownership of Certain Beneficial Owners and Management________________________________________62

   Item 12 Certain Relationships and Related Transactions________________________________________________________63

   Item 13 Exhibits and Reports on Form 8-K______________________________________________________________________65

   Item 14 Principal Accountants Fees and Service________________________________________________________________67

                                     PART I

Item 1 Description of Business

Overview of Business

TX Holdings, Inc. ("TX Holdings" or the "Company"), formerly named R Wireless, Inc. ("RWLS") and, prior to that, named HOM Corporation ("HOM"), is a Georgia corporation incorporated on May 4, 2000, as a holding company. On December 5, 2004 the Company began to structure itself into an oil & gas production and exploration company. The Company acquired oil & gas leases and has begun development of oil & gas producing operations as of November 5, 2006.

History and Corporate Structure

TX Holdings was incorporated on May 4, 2000 as HOM Corporation ("HOM"), a Georgia corporation as a holding company to control two wholly-owned operating subsidiaries, Homes By Owners, Inc. ("Homes"), a Georgia corporation incorporated December 6, 1999, and Direct Lending, Inc. ("Direct"), a Georgia corporation incorporated January 9, 1997. Homes publishes and distributes a monthly magazine, HOMES BY OWNERS, listing residential properties in the Augusta, Georgia/Aiken, South Carolina metropolitan area for sale by their owners, as well as listing these homes on its website, www.homesbyowners.net. Direct is a licensed mortgage broker working with various financial institutions and underwriters.

Pursuant to Georgia law, on July 5, 2000 the Chairman Robert S. Wilson established HOM Corporation with minimal initial investment such that Direct shareholders became shareholders of HOM (TX Holdings) and Direct became a wholly owned subsidiary of HOM (TX Holdings). Simultaneously, Homes shareholders became shareholders of HOM (TX Holdings) and Home became a wholly owned subsidiary of HOM (TX Holdings).

On December 12, 2002, MA&N acquired control of the Company through purchase of 4,647,626 shares of common stock representing 51%of the 9,112,992 outstanding shares of common stock in HOM (TX Holdings) and causing the majority of the directors of HOM (TX Holdings) to be persons associated with MA&N. The name of the Company was changed from HOM Corporation to R Wireless, Inc. effective as of January 22, 2003. The consideration for this purchase was (a) the provision of Internet Service Provider, or ISP, wireless service from not less than 5 nodes,
(b) MA&N would provide consulting services for at least two years on financial and management matters to the Company, (c) arrange for personnel to manage the Company, (d) development of a business plan by MA&N to acquire additional business operations in the ISP wireless business and the subsequent administration of such plan, and (e) fund the accounting and legal costs associated with compliance to United States Securities and Exchange Commission regulations. Furthermore, the following changes were implemented: CUSIP number was changed to 74976E 10 4 as of February 4, 2003, and the trading symbol was changed to RWLS as of February 19, 2003.

In early 2003 the Company contemplated business opportunities in the wireless fidelity business, more commonly known as Wi-Fi industry (the term is used generically when referring to any type of 802.11 network, whether 802.11b, 802.11a, dual-band, etc.). Due to the competitive nature of the Wi-Fi business, resulting from numerous entries of large companies with significant research and development capabilities, TX Holdings has not been able to establish itself in this industry. Various acquisitions have been considered, some of which required extensive due diligence and research, but none of these were completed.

On December 5, 2004, the Company announced plans to change business direction based on recent global political and economic developments that drastically increased the price of energy. The reduced supply of oil and gas from OPEC member countries and other exporters led to the surge in energy prices. These trends opened new opportunities for local companies in the oil and gas sector and the company decided to pursue this opportunity. In connection with this decision, the Company subsequently announced its name change to "TX Holdings, Inc." and acceptance of such with the Secretary of the State of Georgia on September 1, 2005. Management believes the new name reflects the new business direction of the Company, specifically the acquisition of producing oil and gas properties. Furthermore, the following changes were implemented: CUSIP number changed to 873 11R 101 as of September 6, 2005, and the trading symbol changed to TXHG as of September 19, 2005.

On September 4, 2003, the Company signed an agreement with Jim Evans ("Evans"), sole owner of Freedom Homes, Inc. ("Old Freedom"), established in Wrens, Georgia and currently based in Augusta, Georgia, a manufactured housing dealer. The agreement was for the acquisition of Old Freedom by Freedom Homes, Inc. ("Freedom"), formerly named Homes By Owner, Inc., in exchange for stock of Freedom that gave Evans 70% of the outstanding common stock of Freedom, left TX Holdings with 25% of the outstanding common stock of Freedom, and gave Robert W Wilson ("Wilson") 5% of the outstanding common stock of Freedom for services in connection with the transaction and otherwise. (SEE EXHIBIT 2.3). The transaction was subject to a condition subsequent that a financing for Freedom of $500,000 must be completed by March 5, 2004, which subsequently was extended to April 5, 2004 (SEE EXHIBIT 2.5). The condition subsequent was not fulfilled, and consequently the shares of Freedom were returned to Evans, and the shares of Homes were returned to TX Holdings. As a result, TX Holdings owned 95% of the outstanding common stock of Freedom and Wilson owned 5%.

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

In February 2006 TX Holdings entered into a Memorandum of Understanding to acquire Oil & Gas Leases located in Texas. The negotiations and due diligence under the Memorandum of Understanding were concluded on November 1, 2006 resulting in TX Holdings acquiring a turn key operation for the acquisition of the prospect known as Contract Area #1 located in Callahan County, Texas. On August 1, 2006 TX Holdings acquired the Williams Lease, located in Callahan County, Texas. On April 11, 2006 TX Holdings acquired the Parks Lease, located in Callahan County, Texas.

On March 28, 2006, 2006 TX Holdings elected to its Board of Directors Bobby Fellers who has worked in the Oil & Gas business for more than thirty years. Mr. Fellers has assisted TX Holdings in the acquisition of the above referenced leases and owns a forty percent working interest position in the Contract Area #1 lease and a twenty-five percent working interest in the Parks Lease. In addition Mr. Fellers is employed by Masada Oil & Gas a Texas corporation who is the current operator of all three leases that TX Holdings owns.

On March 28, 2006 TX Holdings appointed Douglas C. Hewitt to its Board of Directors. Mr. Hewitt has in excess of twenty years in the Oil and Gas business and more than eighteen years in the organizing and building of energy and technology businesses. Mr. Hewitt is currently an operator and owner of an independent oil & gas production and exploration company.

On March 28, 2006 TX Holdings appointed Michael A. Cederstorm as the interim Chief Financial Officer of TX Holdings. Mr. Cederstrom has served as the Chief Financial Officer for several oil & gas companies over the past 10 years. Mr. Cederstrom has been appointed interim Chief Financial Officer while TX Holdings completes it reorganization as an exploration and production company. Once oil & gas production has been instituted a new Chief Financial Officer will be sought.

On August 2, 2006 TX Holdings appointed W.A. ("Bill") Alexander as the Chief Operating Officer. Mr. Alexander is a licensed Petroleum Engineer with over 30 years of experience. Mr. Alexander is experienced in all areas of exploration and production of oil & gas fields.

Proposed Wi-Fi Business Activities

In accordance with MA&N's strategic plan, the Company attempted to enter the Wi-Fi business. Wi-Fi allows personal computers and other hand held devices to connect to the Internet without wires at high speeds comparable to DSL and Cable access, so that the Internet becomes easier to connect to and more accessible to Internet users. Wi-Fi antennas act as wireless Internet-access transmitters and receivers, creating "hotspots". A hotspot is a public access point - typically in a hotel, airport, restaurant or other public locations -- that allows wireless-enabled computers and other devices to access the Internet. The user pays for this service by buying a "day pass" from the hotspot operator, or by signing up for a monthly subscription that allows use of the Internet from anywhere in a network of access points. There are hotspots, such as those located in airport clubs, parks and hotels which provide free Internet service. Wi-Fi Internet Access is becoming an increasingly popular method of accessing the web. Users of the Wi-Fi networks operate on a set of unlicensed radio frequencies set aside by the government for everyone who follows a simple set of design rules, formally known as 802.11 technology, operating at up to 11 million bits per second. While Wi-Fi does not offer the same amount of mobility as a cell phone (e.g. a moving car), it is far less expensive than the multi-billion dollar mobile 3G high-speed wireless networks currently being rolled out by the wireless phone companies.

Due to the competitive nature of the Wi-Fi business and lack of profits in the development stage of this technology, TX Holdings decided that it will not be able to meet the capital requirements to sustain the operations of the Company during the first few years of establishing a network. The Company's strategy to provide Wi-Fi services and not Wi-Fi related hardware required a relatively long period of substantial investments without accompanying revenues. As a result, management has decided to seek alternative opportunities, and has recently focused on oil and gas business activities.

Proposed Oil and Gas Business Activities

On August 30, 2005 oil prices reached a high of $70.85 although since that time prices have increased some and have subsequently declined, at December 8, 2006 oil closed on the New York Mercantile Exchange at approximately $62.00 a barrel. At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure, becomes financially viable. The current corporate direction is to acquire through purchase, merger and option, fields with proven reserves and excellent development prospects. Concurrently the Company is exploring options for the acquisition of operational expertise and equipment.

This strategy is contingent upon the Company's ability to obtain sufficient capital to fund the high start up costs of testing, analyzing, acquiring capital equipment and lease acquisition. On May 11, 2006 the Company announced that it had entered into a private placement agreement with Brill Securities, Inc. Pursuant to the private placement agreement the Company completed the sale 4,166,667 of units, during the 3rd quarter of 2006 and at a price of $0.30 per unit. Each unit includes one share of common stock and a warrant to purchase an additional share at the price of $0.50 per share. This infusion of capital allowed the Company to pursue its strategy of acquiring oil and gas producing properties.

On September 1, 2005 TX Holdings announced an agreement whereby W.D. Von Gonten & Co of Houston, Texas will advise the Company on economics and future value projections of prospective wells and producing properties. An essential component of Von Gonten's service offerings is the provision of certified reserve reports.

Current Oil and Gas Activities

We are actively engaged in the exploration, development, production and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006 we entered into a Joint Operating Agreement with Masada Oil & Gas, Inc. ("Masada") Masada will serve as the operating contractor in the three leases that TX Holdings currently holds in the counties of Callahan and Eastland , Texas. The leases and the current working interest of TX Holdings in each lease are as follows:

         a. Contract Area # 1, 60% Working Interest;
         b. Park's Lease, 75% Working Interest;
         c. Williams Lease, 100% Working Interest

         (For a discussion of leases see section "Oil and Gas Leases" under Item 2: Description of property).

Principal Products or Services and Markets

The principal markets for our crude oil and natural gas will be refining companies, pipeline companies, utility companies and private industry end users. The point of delivery of our crude oil is at tank batteries located at or near well sites on the leases. Our customers will be found throughout the state of Texas. Currently the Company is only producing oil. Sufficient quantities of natural gas are not produced at this time to warrant the cost of installing a collection system.

We anticipate that our products will continue to be sold to our customers; however, no assurance can be given of such or that if we do, we will be able to receive a price that is sufficient to make our operations profitable.

Distribution Methods of Products or Services

Crude oil is stored in tanks at our well site located on our leases, until the purchaser takes delivery of the crude oil by tanker truck.

Competitive Business Conditions

Our oil and gas exploration activities in Texas are undertaken in a highly competitive and speculative business environment. In seeking any other suitable oil and gas properties for acquisition, we compete with a number of other companies located in Texas and elsewhere, including large oil and gas companies and other independent operators, many with greater financial resources.

Although, our management generally does not foresee difficulties in procuring logging of wells, cementing and well treatment services in the area of our operations, several factors, including increased competition in the area, may limit the availability of logging equipment, cementing and well treatment services in the future. If such an event occurs, it may have a significant adverse impact on the profitability of our operations.

The prices of our products are controlled by the world oil market; thus, competitive pricing behaviors in this regard are considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for completion of wells and drilling costs.

Dependence on One or a Few Major Customers

We are dependent on local purchasers of hydrocarbons to purchase our products in the areas where our properties are located. The loss of one or more of our primary purchasers may have a substantial adverse impact on our sales and on our ability to operate profitably.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Royalty agreements relating to oil and gas production are standard in the industry. The amounts of the royalty payments which are paid vary from lease to lease. (See Description of Business - "Current Business" in this Annual Report.)

Governmental Approval and Regulation

The production and sale of oil and gas are subject to regulation by federal, state and local authorities. None of the principal products that we offer require governmental approval, although permits are required for the drilling of oil and gas wells. In addition testing of well integrity is required on a routine basis.

When and if we begin to sell natural gas we will be affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the Federal Energy Regulatory Commission ("FERC"), which sets the rates and charges transportation and sale of natural gas, adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. The stated purpose of FERC's changes is to promote competition among the various sectors of the natural gas industry. In 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas by pipeline. Every five years, FERC will examine the relationship between the change in the applicable index and the actual cost changes experienced by the industry. We are not able to predict with certainty what effect, if any, these regulations will have on us.

Texas law requires that we obtain state permits for the drilling of oil and gas wells and to post a bond with the Texas Railroad Commission (the "RRC") to ensure that each well is reclaimed and properly plugged when it is abandoned. The reclamation bond amount is $50,000 for up to ninety-nine wells. The company is currently arranging for a letter of credit to be issued in the amount of $50,000 to meet the requirements for the bond.

The state and regulatory burden on the oil and natural gas industry generally increases our cost of doing business and affects our profitability. While we believe we are presently in compliance with all applicable federal, state and local laws, rules and regulations, continued compliance (or failure to comply) and future legislation may have an adverse impact on our present and contemplated business operations. Because such federal and state regulation are amended or reinterpreted frequently, we are unable to predict with certainty the future cost or impact of complying with these laws.

Research and Development

The company expands funds for the research of and locating potential producing and previously producing fields to acquire. The research consists of obtaining production records, reviewing well logs and evaluating geological information on sites. The information is evaluated by Petroleum Engineers to determine well locations and potential recoveries.

During 2004 we did not incur any research and development expenditures.

Intellectual Property
None.

Environmental Compliance

We are subject to various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended ("CERCLA"), and the Federal Water Pollution Control Act of 1972, as amended (the "Clean Water Act"), which affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

     o restrict the types, quantities and concentration of various substances that can be released into the environment in connection with drilling and production activities;

     o limit or prohibit drilling activities on certain lands lying within wilderness, wetlands and other protected areas; and

     o impose substantial liabilities for pollution resulting from our operations.


Failure to comply with these laws and regulations may result in the assessment of administrative, civil and criminal fines and penalties or the imposition of injunctive relief. Changes in environmental laws and regulations occur regularly, and any changes that result in more stringent and costly waste handling, storage, transport, disposal or cleanup requirements could materially adversely affect our operations and financial position, as well as those in the oil and natural gas industry in general. While we believe that we are in substantial compliance with current applicable environmental laws and regulations and that continued compliance with existing requirements would not have a material adverse impact on us, there is no assurance that this trend will continue in the future.

As with the industry generally, compliance with existing regulations increases our overall cost of business. The areas affected include:

     o unit production expenses primarily related to the control and limitation of air emissions and the disposal of produced water;

     o capital costs to drill exploration and development wells primarily related to the management and disposal of drilling fluids and other oil and natural gas exploration wastes; and

     o capital costs to construct, maintain and upgrade equipment and facilities.

CERCLA, also known as "Superfund," imposes liability for response costs and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a "hazardous substance" into the environment. These persons include the "owner" or "operator" of a disposal site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency ("EPA") and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our ordinary operations, we may generate waste that may fall within CERCLA's definition of a "hazardous substance." We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required to clean up sites at which these wastes have been disposed.

We currently lease properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

     o to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;

     o to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

     o to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

At this time, we do not believe that we are associated with any Superfund site and we have not been notified of any claim, liability or damages under CERCLA.

The Resource Conservation and Recovery Act ("RCRA") is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements and liability for failure to meet such requirements on a person who is either a "generator" or "transporter" of hazardous waste or an "owner" or "operator" of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA's requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

The Clean Water Act imposes restrictions and controls on the discharge of produced waters and other wastes into navigable waters. Permits must be obtained to discharge pollutants into state and federal waters and to conduct construction activities in waters and wetlands. The Clean Water Act requires us to construct a fresh water containment barrier between the surface of each drilling site and the underlying water table. This involves the insertion of a seven-inch diameter steel casing into each well, with cement on the outside of the casing. The cost of compliance with this environmental regulation is approximately $10,000 per well. Certain state regulations and the general permits issued under the Federal National Pollutant Discharge Elimination System program prohibit the discharge of produced waters and sand, drilling fluids, drill cuttings and certain other substances related to the oil and natural gas industry into certain coastal and offshore waters. Further, the EPA has adopted regulations requiring certain oil and natural gas exploration and production facilities to obtain permits for storm water discharges. Costs may be associated with the treatment of wastewater or developing and implementing storm water pollution prevention plans.

The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations comply in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Our operations are also subject to laws and regulations requiring removal and cleanup of environmental damages under certain circumstances. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose "strict liability," rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose us to liability for the conduct of operations or conditions caused by others, or for acts which may have been in compliance with all applicable laws at the time such acts were performed. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on our operations.

In addition, our existing and proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations. We have an Emergency Action and Environmental Response Policy Program in place. This program details the appropriate response to any emergency that management believes to be possible in our area of operations. We believe we are presently in compliance with all applicable federal and state environmental laws, rules and regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on our present and contemplated business operations.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which our business operations are subject, and there are many others, the effects of which could have an adverse impact on our business. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on our current future operations.

Insurance

Our operations are subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. We maintain insurance coverage customary for operations of a similar nature, but losses could arise from uninsured risks or in amounts in excess of existing insurance coverage.

Former Business of TX Holdings.

Business of Freedom Homes, Inc.

The principal business of Freedom is the retailing of manufactured homes, which has been its principal business since the merger of Old Freedom into Freedom effective May 26, 2005. Freedom also publishes FOR SALE BY OWNER, Homes' periodic magazine. Prior to the effective dates of the Freedom Merger, publishing the magazine was the only business of Freedom, so that for the periods covered by the financial statements herein and until May 26, 2005, none of the operations of Old Freedom are included in the financial statements of the Company. From May 26, 2005, the operations of Freedom are not consolidated with the financial statements of the Company since Freedom no longer is a subsidiary, and is under the control of Jim Evans, not TX Holdings. Old Freedom began to sell pre-owned manufactured homes in the Augusta, Georgia market in February 2002. In June, 2004, it became a retailer of new homes manufactured by Horton Homes and subsequently has also sold new homes manufactured by Southern Energy Homes and Precision Homes. TX Holdings owns a 32.3% interest in Freedom Homes and TX Holdings management has determined to value it interest in Freedom Homes at a value of $0.00. TX Holdings has not received any revenue, dividends or distributions from Freedom Homes since its merger on February 26, 2005. Freedom Homes is a private company that is not publicly traded with limited investors and no market for its stock. The liquidation value of Freedom Homes would be difficult to determine and no market is currently available for the transfer of TX Holdings' shares.

Business of Direct Lending, Inc.

Direct Lending, Inc. was a mortgage broker company. It located sources of capital willing to grant home mortgage loans to clients of Direct. Direct acted as a broker and was paid a fee only upon the closing of a loan to a customer. These fees were typically in the range of $2,000 for each loan closed by Direct and are the result of origination fees, and yield spread income.

Sources of capital that provided home mortgage loans to clients of Direct included finance companies, banks and wholesale lenders. When a lending institution indicated an interest in providing a loan to a Direct client, Direct provided the appropriate documents and assisted their client's completion of the documentation and the process to complete the loan. Direct would attend the closing of the loan, providing value by facilitating the entire loan process.

Sale of the Assets and Business of Direct Lending, Inc.

In Fiscal 2002, in an environment of sharply declining interest rates, residential housing became more affordable to new home buyers as monthly mortgage payments fell and existing homeowners made the decision to refinance their old mortgages with new low rate loans. Direct management increased its personnel, leased additional space and incurred other additional expenses to capture a share of the new growth in the mortgage brokerage business. In October 2002 management decided to sell Direct, and on November 25, 2002, completed the sale of Direct to Stuckey Enterprises, Inc., an unaffiliated entity, ("Stuckey"). The sale included all of the assets of Direct other than its corporate records, but including the name, Direct Lending. TX Holdings assumed the past liabilities of Direct. Mortgage transactions originating prior to October 25, 2002 were for the account of TX Holdings and subsequent transactions were for the account of Stuckey. Stuckey assumed responsibility for the employees and premises and equipment costs from October 25, 2002, thus relieving TX Holdings of these expenses. Stuckey agreed to pay a $5,000 down payment and $484 per month for thirty six months. Following the initial down payment of $5,000, Stuckey made two payments of $484. In January 2003, the terms of the original agreement were renegotiated, and on January 14, 2003 Stuckey made a payment of $10,000 as an agreed upon lump sum payment. The total amount received from Stuckey was $15,968.

Company Employees and Other Workers

As of December 20, 2006 we had 3 employees. Mark S. Neuhaus the Chairman of the Board of Directors and President of TX Holdings. On March 28, 2006 Michael A. Cederstrom was appointed the interim Chief Financial Officer of TX Holdings. Mr. Cederstrom works on a part time basis with the understanding that once full scale oil and gas production is achieved a permanent chief financial officer will be named. Mr. Cederstrom also provides legal services through his law firm, Dexter and Dexter. On August 2, 2006 TX Holdings appointed W.A. "Bill" Alexander as the Chief Operating Officer. Other specialized functions are provided as necessary through the engagement of independent consulting contractors.

At September 30, 2005 we had 2 employees. Mark Neuhaus as the Chief Executive Officer and Darren Bloom as the Chief Financial Officer. In March 2005 Mr. Bloom resigned.

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

Any investment in our Common Stock involves a high degree of risk. You should carefully consider the risks and uncertainties described below and the other information included in this Annual Report. Although the risks described below are the risks that we believe are material, they are not the only risks relating to our business and our Common Stock. Additional risks and uncertainties, including those that are not yet identified or that we currently believe are immaterial, may also adversely affect our business, financial condition or results of operations. If any of the events described below occur, our business and financial results could be materially and adversely affected. The market price of our Common Stock could decline due to any of these risks, perhaps significantly, and you could lose all or part of your investment.

General Risks Related To Our Business

Our business may fail if we do not succeed in our efforts to develop and replace oil and gas reserves.

Our future success will depend upon our ability to find, acquire and develop additional economically recoverable oil and gas reserves. Our proved reserves will generally decline as they are produced, except to the extent that we conduct revitalization activities, or acquire properties containing proved reserves, or both. To increase reserves and production, we must continue our development drilling and completion programs, identify and produce previously overlooked or bypassed zones in shut-in wells, acquire additional properties or undertake other replacement activities. Our current strategy is to increase our reserve base, production and cash flow through the development of our existing oil and gas fields and selective acquisitions of other promising properties where we can use new or existing technology. Despite our efforts, our planned revitalization, development and acquisition activities may not result in significant additional reserves, and we may not be able to discover and produce reserves at economical exploration and development costs. If we fail in these efforts, our business may also fail.

Our revenues may be less than expected if our oil and gas reserve estimates are inaccurate.

Oil and gas reserve estimates and the present values attributed to these estimates are based on many engineering and geological characteristics as well as operational assumptions that generally are derived from limited data. Common assumptions include such matters as the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage. As a result, oil and gas reserve estimates and present value estimates are frequently revised to reflect production data obtained after the date of the original estimate. If reserve estates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated. In addition, significant downward revisions of reserve estimates may hinder our ability to borrow funds in the future, or may hinder other financing arrangements that we may consider.

In addition, any estimates of future net revenues and their present value are based on period ending prices and on cost assumptions that only represent our best estimate. If these estimates of quantities, prices and costs prove inaccurate and we are unsuccessful in expanding our oil and gas reserves base, or if oil and gas prices decline or become unstable, we may have to write down the capitalized costs associated with our oil and gas assets. We will also largely rely on reserve estimates when we acquire producing properties. If we overestimate the potential oil and gas reserves of a property to be acquired, or if our subsequent operations on the property are not successful, the acquisition of the property could result in substantial losses.

We are implementing a growth strategy which, if successful, will place significant demands on us and subject us to numerous risks.

Growing businesses often have difficulty managing their growth. If our growth strategy is successful, significant demands will be placed on our management, accounting, financial, information and other systems and on our business. We will have to expand our management and recruit and employ experienced executives and key employees capable of providing the necessary support. In addition, to manage our anticipated growth we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth, and in doing so could incur substantial additional expenses that could harm our financial results. We cannot assure you that our management will be able to manage our growth effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our external and internal growth. Our failure to meet these challenges could materially impair our business.

We may not be able to compete successfully in acquiring prospective reserves, developing reserves, marketing oil and natural gas, attracting and retaining quality personnel and raising additional capital.

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. Our inability to compete successfully in these areas could have a material adverse effect on our business, financial condition or results of operations.

A substantial or extended decline in oil and natural gas prices could reduce our future revenue and earnings. The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and currently oil and natural gas prices are significantly above historic levels. These markets will likely continue to be volatile in the future and current record prices for oil and natural gas may decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

     o   changes in global supply and demand for oil and natural gas;

     o   actions by the Organization of Petroleum Exporting countries, or OPEC;

     o political conditions, including embargoes, which affect other oil-producing activities;

     o levels of global oil and natural gas exploration and production activity;

     o   levels of global oil and natural gas inventories;

     o   weather conditions affecting energy consumption;

     o   technological advances affecting energy consumption; and

     o   prices and availability of alternative fuels.

Lower oil and natural gas prices may not only decrease our future revenues but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may reduce our earnings, cash flow and working capital.

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could substantially increase our costs and reduce our profitability.

Oil and natural gas exploration is subject to numerous risks beyond our control; including the risk that drilling will not result in any commercially viable oil or natural gas reserves. Failure to successfully discover oil or natural gas resources in properties in which we have oil and gas leases may materially adversely affect our operations and financial condition.

The total cost of drilling, completing and operating wells will be uncertain before drilling commences. Overruns in budgeted expenditures are common risks that can make a particular project uneconomical. Further, many factors may curtail, delay or cancel drilling, including the following:

     o delays imposed by or resulting from compliance with regulatory requirements;

     o   pressure or irregularities in geological formations;

     o   shortages of or delays in obtaining equipment and qualified personnel;

     o   equipment failures or accidents;

     o   adverse weather conditions;

     o   reductions in oil and natural gas prices;

     o   land title problems; and

     o   limitations in the market for oil and natural gas.

Oil and gas operations involve many physical hazards.

Natural hazards, such as excessive underground pressures, may cause costly and dangerous blowouts or make further operations on a particular well financially or physically impractical. Similarly, the testing and completion of oil and gas wells involves a high degree of risk arising from operational failures, such as blowouts, fires, pollution, collapsed casing, loss of equipment and numerous other mechanical and technical problems. Any of these hazards may result in substantial losses to us or liabilities to third parties. These could include claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to people or property. Any successful claim against us would probably require us to spend large amounts on legal fees and any successful claim may make us liable for substantial damages.

Our dependence on outside equipment and service providers may hurt our profitability. We need to obtain logging equipment and cementing and well treatment services in the area of our operations. Several factors, including increased competition in the area, may limit their availability. Longer waits and higher prices for equipment and services may reduce our profitability.

The oil and gas industry is highly competitive and there is no assurance that we will be successful in acquiring any further leases.

The oil and gas industry is intensely competitive. We compete with numerous individuals and companies, including major oil and gas companies, which have substantially greater technical, financial and operational resources and staffs. Accordingly, there is a high degree of competition for desirable oil and gas leases, suitable properties for drilling operations and necessary drilling equipment, as well as access to funds. We cannot predict if the necessary funds can be raised. There are also other competitors that have operations in our potential areas of interest and the presence of these competitors could adversely affect our ability to acquire additional leases.

Oil and gas operations are subject to comprehensive regulation which may cause substantial delays or require capital outlays in excess of those anticipated, causing an adverse effect on our Company.

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

Risks Related To Our Common Stock

The limited trading volume in our common stock may depress our stock price.
Our common stock is currently traded on a limited basis on the Pink Sheets ("PS"). The quotation of our common stock on the PS does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market, investors may have difficulty buying and selling our common stock. Market visibility for our common stock may be limited. A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

The issuance of shares upon exercise of outstanding warrants may cause immediate and substantial dilution of our existing shareholders.

The issuance of shares upon exercise of warrants may result in substantial dilution to the interests of other shareholders since the selling shareholders may sell the full amount issuable on exercise. In addition, such shares would increase the number of shares in the "public float" and could depress the market price for our Common Stock.

We have failed to remain current on our reporting requirements, we have been removed from the OTC Bulletin Board limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

On February 19, 2004 the Company was delisted from the OTC Bulletin Board due to failure to file current financial statements with the Securities and Exchange Commission in an acceptable format. The Company's stock trades are reported on Pink Sheets.

Companies trading on the OTCBB, must be reporting issuers under Section 12 of the Securities Exchange Act of 1934, as amended, and must be current in their reports under Section 13, in order to maintain price quotation privileges on the OTCBB. We have failed to remain current on our reporting requirements and have been removed from the OTCBB. As a result, the market liquidity for our securities could be severely adversely affected by limiting the ability of broker-dealers to sell our securities and the ability of shareholders to sell their securities in the secondary market.

We have never declared or paid cash dividends on our Common Stock. We currently intend to retain future earnings to finance the operation, development and expansion of our business.

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

Our Common Stock is Subject to the "Penny Stock" Rules of the SEC and the Trading Market in Our Securities is Limited, Which Makes Transactions in Our Stock Cumbersome and May Reduce the Value of an Investment in Our Stock.

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

     o that a broker or dealer approve a person's account for transactions in penny stocks; and

     o that broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:

     o obtain financial information and investment experience objectives of the person; and

     o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:

     o sets forth the basis on which the broker or dealer made the suitability determination; and

     o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.

Brief Operating History - No Assurance of Profitability

The Company has a brief operating history. Although we commenced operations in 1997, original management has been replaced as previous operations have not been profitable. The Wi-Fi business contemplated subsequent to the acquisition of a controlling interest in the Company by MA&N did not materialize. The Company has recently completed the acquisition of its initial oil & gas leases. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to produce and acquire sufficient productive wells to meet its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to meet all of its expenses to achieve profitability.

Competition Could Negatively Affect Revenues

The proposed business of the Company is highly competitive. Additional competitors may also enter the market and future competition may intensify. Most of these competitors have substantially greater financial resources than the Company, and they may be able to accept more financial risk than the Company feels is prudent.

Concentration of Share Ownership Gives Insiders Control

Our management owns a significant amount of the Common Stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders. Our President, Mark Neuhaus and/or his wife, Nicole B. Neuhaus beneficially controls approximately 28% of the Existing Common Stock and 100% of the Preferred Stock. The Preferred Stock has voting rights the entitle Mr. Neuhaus to effectively control the company. As a result, Mr. Neuhaus is in a position to significantly influence or control the outcome of matters requiring a stockholder vote, including the election of directors, the adoption of any amendment to the Certificate of Incorporation and By-Laws, and the approval of significant corporate transactions. This control may delay or prevent a change of control on terms favorable to our other stockholders.

Possibility That No Public Market or Only a Limited Public Market Will Be Established For the Common Stock of TX Holdings

On August 14, 2002, NASD Regulation, Inc. cleared a broker's request for an un-priced quotation on the OTC Bulletin Board for TX Holdings' common stock. Sales have been sporadic and have ranged from $.05 to $1.08 a share. See MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Item 2 Description of Property

The Company has moved its principal offices to Abilene, Texas. The Company is currently utilizing space within the offices of Masada Oil, a company that Bobby Fellers has a beneficial interest in and that currently performs our field operations. All research and activities as related to the oil and gas business are being conducted from this office. The company's headquarters are located 1701 North Judge Ely Blvd., Suite 6420, Abilene, Texas 79601. Our telephone number is 682 - 286 - 3116. In addition we maintain an office in Miami, Florida. The office in Miami is provided by Mark Neuhaus. The company has paid the utilities and improvements only associated with the offices and no rent. Management believes that this property will be sufficient for its current and immediately foreseeable administrative needs. The Company does not hold any investments or interests in real estate other than the Oil & Gas Leases it holds for its operational needs. The company currently seeks additional oil and gas leases for operational purposes, although at this time there are no leases to be acquired.


We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economical feasible based on the current and predicted future price of oil and gas. It is the Company's current plan to re-entry old wells in a confined area and then utilize water flood techniques to produce the Wells. Water flood techniques work well on shallow wells to push the oil to the producing wells to facilitate recovery. The leases currently owned by the Company allow the Company to produce to a depth of a depth of 1,000 feet from the surface. It is the Company's intention to initially place these leases into production in the shallow development to produce cash flow for the Company. Once these wells are in production the Company will then consider the opportunity for deeper drilling.

We are presently developing leases referred to as the Contract Area # 1; Parks Lease; and the Williams Lease. The Contract Area # 1 Lease contains four leases containing a total of 247 acres. The Park's Lease is a single lease containing 320 acres. The Williams Lease contains 4 leases containing a total of approximately 843 acres. All three fields are located in Callahan County, Texas.

Lease and Royalty Terms

Contract Area # 1

Located in Callahan County Texas, this lease includes the turn key development of the field. The Purchase and Sale Contract provides for a total investment of up to $7,200,000. To reach this purchase price Masada Oil & Gas will need to procure an additional 1186 acres in Callahan County, Texas which is contiguous to the Company's currently owned 247 acres. In addition the Purchase and Sale agreement contemplates that Masada Oil & Gas will perform all of the work on the field to put into production a minimum of 121 wells within 21 months. This production schedule is conditioned upon the Company providing the funds necessary to complete the work on a timely basis and Masada Oil & Gas' ability to acquire the additional acreage. If Masada Oil & Gas is unable to deliver the additional acreage the Purchase and Sale Agreement will be adjusted to reduce the price of the purchase. This field is carried on the financial statements at the amount that has been paid to date for the field and not at the price contained in the Purchase and Sale Agreement. The ultimate total price is conditioned upon performance and future acquisitions. TX Holdings currently own a 60% working interest in the field and Masada Oil and Gas owns a 40%working interest. The ORRI on each lease varies, thus the net revenue interest the Company will receive from the wells of the respective leases will also vary. The table below sets forth the royalty interest for each lease, the net working interest and the gross acreage of each lease within Contract Area # 1:

------------------------------------------------------- --------------- ---------------- ----------------- -----------
Description                                             ORRI            Working          Net Revenue       Gross
                                                                        Interest         Interest          Acreage
------------------------------------------------------- --------------- ---------------- ----------------- -----------
Roy Adams Lease RRC #01470                              17.97%          60%              49.22%            160
------------------------------------------------------- --------------- ---------------- ----------------- -----------
W. Isenhower Lease RRC# 20398                           20.00%          60%              48.00%            20
------------------------------------------------------- --------------- ---------------- ----------------- -----------
Isenhower Lease RRC# 21474                              26.25%          60%              44.25%            22
------------------------------------------------------- --------------- ---------------- ----------------- -----------
Isenhower Estate Lease RRC # 30700                      20.00%          60%              48.00%            45
------------------------------------------------------- --------------- ---------------- ----------------- -----------

As of November 25, 2006, there were eighteen producing oil wells on the leases. The production of the wells is minimal, from 1 to 2 bbls per day. The Company has not completed the development of the water flood program. The water flood will inject water into the field through injection wells. The water will force the oil towards the production wells so that it can be recovered. The Company's wells on this field are considered shallow wells and only produce to a depth of 1000 feet.

Parks Lease

This lease includes 320 acres in which we have a 75% working interest and a 63% net revenue interest in the oil & gas produced from this field. The land owners of this lease own a 12.5% royalty interest in the production. Masada Oil and Gas owns a 25 % working interest in the lease. There are currently 30 wells on this lease and none of the wells are currently producing. The lease provides that TX Holdings is limited to production from 1,000 feet and above.

Williams Lease

This lease contains 843 acres with a working interest of 89% owned by the Company. The lease was acquired through a foreclosure sale on August 1, 2006 for the sum of $68,221.56. The lease carries an ORRI to the land owners of 25%. The Company's net Revenue interest on the wells contained in this lease is 75%. This lease is limited to production from 1,000 feet and above.

Oil and Gas Reserve Analyses

Currently the leases that have been acquired have not been developed in a way that allows our Petroleum Engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company is currently performing work on each lease to provide the required information of logging each well to provide the information to the Petroleum Engineers. The leases were acquired during the third and forth quarter of 2006 and operations on the leases commenced in November 2006.

Item 3 Legal Proceedings

Management is currently aware of one pending, past or present litigation which would be considered to have a material effect on the Company. Management does not know of any outstanding bankruptcy or receivership issues and is not aware of any securities law violations other than the failure to file timely Form 10-KSB for 2005 and timely Form 10-QSB for the quarterly periods in 2005 and 2006.

TX Holdings has filled an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04 entitled TX Holdings, Inc vs. Darren Bloom. The Company has brought an action against Mr. Bloom for breach of contract, damages and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006 after serving only 9 months. Mr. Bloom currently owns 2,000,000 shares of TX Holdings common stock. Management believes that this matter can be resolved and will have no material effect on the Company operations. The cancellation of shares, if granted, will have a positive effect on Earnings Per Share.

Except as disclosed above, the Company has no material legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

Item 4 Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5 Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of TX Holdings is currently traded on Pink Sheets, under the symbol TXHG.

The following table sets forth the high and low bid prices of our Common Stock for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                         Bid Prices ($)
                                         --------------
                                      High            Low
                                      ----            ---
Quarter Ended:

September 30, 2006                     0.99            0.55
June 30, 2006                          1.07            0.33
March 31, 2006                         0.47            0.19

December 30, 2005                      0.37            0.16
September 30 , 2005                    0.55            0.05
June 30, 2005                          0.15            0.06
March 31, 2005                         0.15            0.04

December 31, 2004                      0.12            0.04
September 30, 2004                     0.15           0.035
June 30, 2004                          0.08            0.04
March 31, 2004                         0.18            0.05

As of December 8, 2006 there were approximately 184 holders of record of our common stock

On January 21, 2005, the company signed a subscription agreement with Pink Sheets LLC for Real Time Inside Quote and Full Level II Quote Montage on www.pinksheets.com. The service keeps investors up-to-date by providing real time quotes of the Company's common stock. All expenses associated with this service were paid by the Company.

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

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Holders

As of September 30, 2006, TX Holdings has issued and outstanding 24,065,893 shares of common stock. Warrants were issued to Baker Johnston & Wilson LLP for 1,434,088 shares; Douglas C. Hewitt for 300,000 shares; Michael A. Cederstrom for 200,000 shares; Bobby Fellers for 300,000 shares; W.A. ("Bill") Alexander for 250,000 shares; purchasers of common stock from the Private Placement totaling 4,633,324 shares all of which have not been exercised. Of the total 27,002,558 shares outstanding as of December 8, 2006, 16,550,124 were deemed "restricted securities," as defined by the Act when issued to their registered owner and continues to have their restricted status noted on the books of TX Holdings' transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

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

Recent Sales of Unregistered Securities

As of September 30, 2006, TX Holdings has issued and outstanding 24,065,893 shares of common stock as of September 30, 2005, TX Holdings had issued and outstanding 16,705,593 shares of common stock. On December 12, 2002, MA&N acquired control of the Company through purchase of 4,647,626 shares of common stock representing 51%of the 9,112,992 outstanding shares of common stock of the Company.

Robert S. Wilson the Chairman and Chief Executive Officer of the Company since its inception June 16, 2000, until December 12, 2002. He resigned as a member of the Board of Directors on April 30, 2003. Mr. Wilson had agreed to accept options to purchase 294,341 shares of the Company's common stock in lieu of compensation due him for his tenure with the Company. In December 2005, Mr. Wilson exercised all of his options.

On February 19, 2003, the Company issued to Mark Neuhaus the chief executive officer of the company, 3,000,000 shares of its common stock as compensation to Mr. Neuhaus for services provided to the company and were registered under Securities and Exchange Commission Form S-8 under the Securities Act of 1933.

On February 19, 2003, the Company issued 1,500,000 shares of the Company's Common Stock to Ned Baramov, Secretary - Treasurer were registered under Securities and Exchange Commission Form S-8 under the Securities Act of 1933. Mr. Baramov resigned from the Company on June 24, 2005.

On August 2, 2004, the Company issued 500,000 shares of common stock of the Company to S2 Consulting, The shares were issued as payment of $35,000 in fees for past and future advisory services provided to the Company in relation to the evaluation of potential merger and acquisition targets. Such services include, but are not limited to advising, evaluating and developing corporate strategy, providing company guidance, and assisting in developing relationships and opportunities. S2 Consulting is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

On May 11, 2005 Company issued 100,000 shares of common stock of the Company to Frank Shafer. The shares were issued as payment of $12,000 in fees for past and future advisory services provided to the Company in relation to financial aspects of the Company's plans for expansion, acquisitions, and business opportunities. Frank Shafer is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

On July 1, 2005, the Company authorized the issuance of 350,000 shares of TX Holdings common stock to Ned Baramov for services, valued at $28,000, in relation to the preparation of SEC filings. Mr. Baramov's role includes assisting the Company in record keeping, accounting and data management. Mr. Baramov is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

On July 21, 2005, a warrant to purchase 1,434,088 shares of TX Holdings stock ("Warrant") was issued to Baker, Johnston & Wilson LLC (now Baker & Johnston LLC ("B & J")) at an exercise price of $.15 a share. The Warrant provided that it expires June 30, 2010, was callable by the Company on or after February 1, 2006 if the per share market value of TX Holdings common stock has been at least 2 1/2 times the exercise price for 20 consecutive trading days. The Warrant was issued pursuant to a Forbearance Agreement between B & J and TX Holdings whereby B & J agreed not to seek collection of $215,113.20 owed to it by TX Holdings for legal services and expenses until January 21, 2007. The Warrant, if exercised, provides for a total exercise price of $215,113.30 ($.15 x 1,434,088), exactly equaling the indebtedness of the Company to B & J and the warrant may be exercised by application of indebtedness to the exercise price. B & J is an accredited investor. The sale was exempt pursuant to Section 4(2) of the Securities Act of 1933. On January 12, 2006 but effective November 1, 2005, (i) the Warrant was amended to expire December 31, 2010, (ii) to be callable only on or after August 1, 2006, and (iii) to be exercisable only on or after July 1, 2006 and the Forbearance Agreement was amended to provide for forbearance until July 21, 2007. On or about May 1, 2006 this Warrant was assigned to David R. Baker as to 717,041 Warrants and to J. Brooke Johnston, Jr. as to 717,041 Warrants.

On August 5, 2005, 461,942 shares of TX Holdings common stock were issued to David R. Baker, 361,942 representing settlement of $36,494.20 of legal fees and expenses of Haskell Slaughter Young & Rediker, LLC that were due to Mr. Baker (the issuance being 3,000 shares less than required, which additional shares will be issued in due course) and 100,000 shares representing an accountable retainer valued at $10,000 for future services and expenses of Haskell Slaughter Young & Rediker, LLC for which Mr. Baker is accountable to assist the Company in bringing all required SEC filings up to date. Mr. Baker is an accredited investor. The sale was exempt pursuant to Section 4(2) of the Securities Act of 1933.

On December 12, 2005, the Company issued 2,000,000 shares of its common stock to Darren Bloom as his compensation in the role of, CFO, Secretary - Treasurer and member of the Board of Directors. Mr. Bloom is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933. TX Holdings has filed suit against Mr. Bloom for the return of the shares for breach of contract. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months. (SEE Item 3 Litigation, above)

On March 28, 2006 a warrant to purchase 200,000 shares of common stock of TX Holdings, Inc. at an exercise price of $0.30 was issued to Michael A Cederstrom. The warrant expires on March 31, 2010 and is callable by the Company on or after March 27, 2007 if the market value of TX Holding Stock is has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

On March 28, 2006 a warrant to purchase 300,000 shares of TX Holdings, Inc. common stock at an exercise price of $0.30 was issued to Douglas C. Hewitt. The warrant expires on March 27, 2010 and is callable by the Company on or after March 31, 2007 if the market value of TX Holding Stock has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

On March 28 a warrant to purchase 300,000 shares of common stock of TX Holdings, Inc. at an exercise price of $0.30 was issued to Bobby Fellers. The warrant expires on March 31, 2010 and is callable by the Company on or after March 31, 2007 if the market value of TX Holding Stock is has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

On July 1, 2006 a warrant to purchase 250,000 shares of common stock of TX Holdings, Inc. at an exercise price of $0.30 was issued to W.A. ("Bill") Alexander. The warrant expires on March 31, 2010 and is callable by the Company on or after March 31, 2007 if the market value of TX Holding Stock is has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

During May 2006 the Company entered into a Private Placement Agreement with Brill Securities, Inc. to act as a financial advisor for the private placement of shares of common stock of TX Holdings. Pursuant to the Private Placement Memorandum approximately $1,250,000 of units were placed. The units contained an aggregate of 4,166,667 shares of the Company's common stock and 4,166,667common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of two years at an exercise price of $.50 per share. In connection with the offering, the Company paid a placement fee of $70,500 in cash. In addition, the placing agent was issued warrants to purchase 235,000 shares of common stock on the same terms and conditions as the investors. The net proceeds of the offering will be used by the Company to purchase necessary equipment to upgrade, replace, repair equipment on site at the fields we lease; to search, negotiate and acquire additional oil and gas leases; and general corporate purposes. All units placed were sold pursuant to Rule 144 of the act. All purchasers of the units met the definition of an accredited investor.

Share Repurchases

None.

Item 6 Management's Discussion and Analysis or Plan of Operations

Introduction

The following discussion is intended to facilitate an understanding of our business and results of operations and includes forward-looking statements that reflect our plans, estimates and beliefs. It should be read in conjunction with our audited consolidated financial statements and the accompanying notes to the consolidated financial statements included herein. Our actual results could differ materially from those discussed in these forward-looking statements.

The Company has never earned a profit, and has incurred an accumulated deficit of $2,042,199 as of September 30, 2005 and a deficit of $3,972,697 as of September 30, 2006. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan envisioned by MA&N has elicit additional funds from third parties. As of September 30, 2006 the Company has been able to raise ______________ in equity capitalization. The Company has been able to utilize the capitalization to purchase three oil & gas fields to begin operations as an oil & gas exploration and production company. It is anticipated that the Company will beginning sale of oil production in the month of January 2007. The revenue to be derived from the sale of oil will be limited until the fields are placed into full production which is estimated to be within one year or by December 2007. During this time period, until the fields are fully producing, it will be necessary to raise additional capital for the purpose of development of its fields, purchases of equipment and general administrative expenses.. The Company will seek both debt financing and equity financing during the fiscal year 2007 to meet the financial needs of the Company. It is anticipated that the Company will have in excess of 100 wells in operation by December 2007. Each well has the potential of producing between 2 to 12 bbls per day. As the wells mature and the Water flood of the fields gain momentum the production from the wells should increase to the upper end of predicted production. The Company should reach profitability at approximately 200 bbls of oil produced per day. The Company's success will be determined by the speed that production can be produced and sold enabling the Company to utilize its revenue for future expansion. There is no certainty that the Company will be able to raise additional equity or qualify for debt financing.

The proposed Wi-Fi business has become very competitive and capital-use intensive and no longer is being considered for the Company's operations. The Company has changed its focus to the research of opportunities in the oil and gas industry. The large number of established companies in the Energy industry has left only opportunities in the field of secondary recovery, or the recovery by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure. Management believes that it has assembled the right team of experts, successful completion of business combinations, and the acquisition of fields with proven reserves and excellent development prospects, the Company will be able to achieve positive results.

The Company's original business, the mortgage banking business conducted by Direct, was divested in November 2002 See SALE OF THE ASSETS AND BUSINESS OF DIRECT. The other early business of the Company, the publication of the magazine, FOR SALE BY OWNER, is currently operating at a small deficit, and is now managed and majority owned by Freedom Homes, Inc. By terminating the mortgage banking operations of Direct and by first reducing the expenses of producing the magazine, FOR SALE BY OWNER, and then by the merger of Old Freedom into Freedom, the Company has substantially reduced its operating costs. However, these expense reductions do not eliminate the Company's current operating deficits. Research of the Wi-Fi business in the past, and of the oil and gas business as of December 2006, has increased the operating cost of the Company and any proposed business combinations will require additional investments.

Capital Expenditures

The Company has no material commitments for capital expenditures and has had no need, in its previous operations, to make material capital expenditures. The development of the Company's oil and gas business will require capital expenditures, the exact extent of which is not now known, although it is believed that necessary equipment purchases, the principal anticipated capital expenditures, can be financed to a substantial extent, if the Company can establish oil production. If the Company cannot establish oil production then it will be necessary to raise additional capital through equity offerings.

Results of Operations

YEAR ENDED SEPTEMBER 30, 2004 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2005; QUARTER ENDED DECEMBER 31, 2004 COMPARED TO QUARTER ENDED DECEMBER 31, 2003; QUARTER ENDED MARCH 31, 2005 COMPARED TO QUARTER ENDED MARCH 31, 2005; QUARTER ENDED JUNE 30, 2005 COMPARED TO QUARTER ENDED JUNE 30, 2005

Revenues from continuing operations decreased $26,605 from $26,605 in 2004 to $0.00 in 2005, or 100%, as a result of the merger of FOR SALE BY OWNER into Freedom Homes. During the year 2005 the ownership in Freedom Homes of 32.3% by TX Holdings has caused the reclassification of TX Holdings interest in the new merged Freedom Homes. TX Holdings will no longer consolidate its financials with Freedom Homes due to its minority interest in Freedom Homes. The investment in Freedom Homes has been reclassified as an investment in Freedom Homes and all of the obligations and investments in Freedom Homes have been eliminated from the books of TX Holdings. The management has determined to completely eliminate its investment in Freedom as of the Third Quarter of 2005. This decision was made because the Company only owns a minority position in Freedom, Freedom's stock has no current market, and Freedom has not and does not anticipate paying any dividends in the foreseeable future. The elimination of the investment in Freedom will allow the Company to focus on its oil and gas business.

The most significant event in fiscal 2005 was the merger of the FOR SALE BY OWNER and Freedom. The Company in the Third Quarter of 2005 made the decision to completely write off its investment in subsidiaries taking a loss on discontinued operations of $790,841. In addition to the loss from discontinued operations the Company sustained an increase in operating loss from continuing operations increasing $103,127 from $132,653 in 2004 to $235,820 in 2005, or
43%, principally caused by the increase in professional fees from $129,605 in 2004 to $160,706 or 19% and Travel costs which increased from $372 in 2004 to $30,531 in 2005 or 8200%. These fees increased due to the work on the merger between FOR SALE BY OWNER and Freedom. The travel was caused by the necessity to travel between Florida, Georgia and New York to accomplish the Merger.

Since the Merger FOR SALE BY OWNER and Freedom the company has concentrated on refocusing its business plan. The company has refocused its business plan to become an oil & gas exploration and production company. It is the Company's intent to enter into oil & gas leases were the fields have produced in the past and reentering the wells. (See Item 1 Description of Business)

Net Operating Loss Carryforward for Tax Purposes

As at September 30, 2005, the Company has tax net operating loss carryforwards of approximately $1,800,000 that expire in 2018 through 2023. Approximately $1,190,000 of the net operating loss carryforwards were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through September 30, 2005 were approximately $838,000. The total net operating losses available to the Company to offset future taxable income are approximately $1,200,000. In view of the anticipated losses sustained subsequent to September 2005, the net operating loss carryforwards will have increased. This amount, tax effected (assuming an estimated net federal and state tax rate of 34%), together with resulting from differences in reporting for income tax and financial statement purposes, or a total of approximately $408,000 as of September 30, 2005 a net deferred tax asset that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $362,886, or 100%, has been taken against net deferred taxes as of September 30, 2005. A larger equivalent valuation will be taken against the larger amount of such assets subsequently. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. SEE NOTE 4 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

Liquidity

At present and historically, the Company has lacked liquidity as a result of insufficient initial financing and continuing operating deficits. The Company initially maintained its ability to pay expenses through the sale of common stock from time to time, principally to its directors, who have made significant investments. As a result of the change of control of the Company in December 2002, such funding will not continue. Therefore, the Company will need to rely for its future liquidity on the resources of its new controlling shareholder, MA&N, until such time as it arranges other financing or becomes profitable. Mr. Neuhaus has provided loans to the Company providing the Company with $151,661 for operating purposes during 2005. Shareholder Advances increased from $53,036 in 2004 to $214,697 in 2005 for an increase of 75%. The Company has also made an arrangement with its primary creditor concerning an Account Payable in the amount of $215,113 to accept Warrants totaling 1,434,088 warrants to purchase common stock of the Company. (See Recent Sale of Unregistered Securities). The $215,113 represents 94% of the Company's outstanding Account Payable of $22,272. During the Third and Fourth quarter of 2006 the Company was able to complete a Private Placement of common Stock to accredited investors. This placement has provided the Company with the liquidity to enter into the oil & gas business by acquiring oil & gas leases. (See Oil & Gas Business).

Item 7 Financial Statements

The Company's consolidated balance sheets as of September 30, 2004 and September 30, 2005 and the related consolidated statements of operations, changes in stockholders equity (deficit) and cash flows for the year then ended are being audited by Ham, Langston & Brezina, LLP, independent certified public accountants. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern. SEE NOTE 1 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.

On February 6, 2006 the Company received permission to file a comprehensive Form 10-KSB which includes the interim financial statements for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005 in lieu of filing Forms 10QSB for those quarters. The Company is required to include within its 2005 10-KSB the following information:

     1. Unaudited condensed financial statements that have reviewed by a PCAOB registered accountant in a level of detail consistent with SX rule 10-01(a) and (b) for the applicable quarters of 2005 and 2005.

     2. Managements Discussion and Analysis, based on the annual and quarterly financial information, explaining operating results, trends and liquidity during each interim and annual period presented. Discussions relative to interim periods may be incorporated into the annual-period discussions or presented separately.

     3. All material information that would have been available and disclosed in the company's delinquent 2005 periodic reports had they been timely filed.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND
2005.
TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES

                                TABLE OF CONTENTS


Unaudited Financial Statements:

    Consolidated Balance Sheet at September 30, 2005

    Consolidated Statements of Operations for the Years Ended
    September 30, 2004 and 2005

    Consolidated Statements of Changes in Stockholders' Equity
    (Deficit) For The Years Ended September 30, 2004 And 2005

    Consolidated Statements of Cash Flows for the Years Ended
    September 30, 2004 And 2005

Unaudited Financial Statements for the First Quarter Ended December 31, 2004 and 2005

    Consolidated Balance Sheet at September 30, 2005

    Consolidated Statements of Operations for the Quarters Ended
    December 31, 2004 and 2005

    Consolidated Statements of Changes in Stockholders' Equity
    (Deficit) for the Years Ended December 31, 2004 And 2005

    Consolidated Statements of Cash Flows for the Quarters Ended
    December 31, 2004 And 2005

Unaudited Financial Statements for the Second Quarter Ended March 31, 2004 and 2005

    Consolidated Balance Sheet at September 30, 2005

    Consolidated Statements of Operations for the Quarters Ended
    March 31, 2004 and 2005

    Consolidated Statements of Changes in Stockholders' Equity
    (Deficit) for the Quarters Ended March 31, 2004 And 2005

    Consolidated Statements of Cash Flows for the Quarters Ended
    March 31, 2004 And 2005

Unaudited Financial Statements for the Third Quarter Ended March 31, 2004 and
2005

    Consolidated Balance Sheet at September 30, 2005

    Consolidated Statements of Operations for the Quarters Ended
    June 30, 2004 and 2005

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED FINANCIAL STATEMENTS FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND
2005.
TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES

TABLE OF CONTENTS, CONTINUED

    Consolidated Statements of Changes in Stockholders' Equity
    (Deficit) for the Quarters Ended June 30, 2004 And 2005

    Consolidated Statements of Cash Flows for the Quarters Ended
    June 30, 2004 and 2005

Notes To Consolidated Financial Statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------


                                                2004            2005
                                             -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                $        --    $    10,000
                                             -----------    -----------
      Total current assets                            --         10,000

Property and equipment, net                        3,725          1,080
Other assets                                         250             --
                                             -----------    -----------
         Total assets                        $     3,975    $    11,080
                                             ===========    ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities $   310,627    $   220,277
    Note Payable to a bank                        20,598              0
    Stockholder advances                          53,036        214,697
                                             -----------    -----------

      Total current liabilities                  384,261        434,974
                                             -----------    -----------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock: no par value, 1,000,000
         shares authorized, 1,000 shares issued
         or outstanding                               --             --

    Common stock: no par value, 50,000,000
         shares authorized, 16,705,793 and
         15,793, 651 shares issued and outstanding
         at September 30, 2005 and 2004,
         respectively                          1,532,111      1,618,305

    Subscription receivable                          --              --
    Accumulated deficit                       (1,912,397)    (2,042,199)
                                             -----------   ------------
            Total stockholders' deficit         (380,286)      (423,894)
                                             -----------   ------------
Total liabilities and stockholders' deficit  $     3,975   $     11,080
                                             ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------
                                                 2004            2005
                                             ------------    ------------
Revenue                                      $     26,605    $          0
                                             ------------    ------------
Operating expenses:
    Professional fees                             129,542         160,706
    Salaries, commissions and benefits              1,450           4,202
    Office, travel and other expenses                 372          30,531
    Printing                                       11,746               0
    Insurance                                           0           1,442
    Rent                                            1,863           5,000
    Utilities and telephone                           830           9,116
    Depreciation                                    2,505             480
    Advertising                                       111           2,384
    Moving Expense                                      0           7,545
    Miscellaneous                                  10,879          14,414
                                             ------------    ------------
      Total operating expenses                    159,298         235,820
                                             ------------    ------------

         Loss from operations                    (132,693)       (235,820)
                                             ------------    ------------
Other income and (expense):
    Gain on settlement of accounts payable          1,342              --
    Unsuccessful business combination costs            --               0
    Interest expense                               (7,214)         (2,872)
                                             ------------    ------------
      Total other income and expense, net          (5,872)         (2,872)
                                             ------------    ------------
Loss from continuing operations                  (138,565)       (238,692)
                                             ------------    ------------
Discontinued operations:
    Operating loss of discontinued
         operations                                    --               0
    Gain (loss) from disposal of discontinued
      direct lending operations                      (101)       (790,841)
                                             ------------    ------------
      Income (loss) from discontinued operations     (101)       (790,841)
                                             ------------    ------------
    Net loss                                 $   (138,666)   $ (1,029,533)
                                             ============    ============

Weighted average number of common shares
    outstanding - basic and diluted            15,372,163      15,958,775
                                             ============    ============

Net loss per common share - basic and
 diluted                                     $      (0.01)   $      (0.06)
                                             ============    ============

The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005

                                             Common Stock
                                        -------------------------  Subscription   Accumulated
                                           Shares       Amount      Receivable      Deficit         Total
                                        ------------------------------------------------------------------------


Balance at September 30,2003              15,293,651   1,497,111       (92,159)     (1,773,731)       (368,779)

Cash and services received from                                         92,159                          92,159
 stockholders

Common stock issued for
 professional services                       500,000      35,000                                        35,000


Net loss                                                                              (138,666)       (138,666)
                                        ------------------------------------------------------------------------
Balance at September 30,2004              15,793,651   1,532,111                    (1,912,397)       (380,286)

Common Stock issued for
 professional services                       450,000      40,000                                        40,000

Common stock issued for
 prepayment of future services               100,000      10,000                                        10,000

Common stock issued to settle
 accounts payable obligation                 361,942      36,194                                        36,194

Elimination of accumulated deficit
from previously consolidated affiliate                                                 576,046         576,046




Net loss                                                                              (705,848)       (705,848)

                                        ------------------------------------------------------------------------
Balance at September 30, 2005             16,705,593   1,618,305                    (2,042,199)       (423,894)

The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

                                                           2004          2005
                                                         ---------   -------------

Cash Flows from operating activities:
            Net loss                                     $(138,666)  $ (1,029,533)
  Adjustment to reconcile net loss to net cash
            used in operating activities:
            Depreciation expense                             2,505            480
            Common stock issued for professional services   35,000             --
            Compensatory common stock issuances to executives   --             --
            Changes in operating assets and liabilities:
        Accounts receivable                                     --             --
        Other assets                                            --             --
        Accounts payable and accrued liabilities             1,920        (39,646)
        Shareholder Advances                                    --        182,696
                                                         ---------    ------------

          Net cash used by continuing operations           (99,140)      (886,003)
          Net cash used by discontinued operations            (101)            --
                                                         ---------    ------------

          Net cash used by operating activities            (99,241)      (886,003)
                                                         ---------    ------------

Cash flows from investing activities:
    Purchase of property and equipment                          --             --
    Proceeds from sale of discontinued
    Freedom and direct lending operations                       --        790,842
                                                         ---------    ------------

          Net cash provided by investing activities             --        790,842
                                                         ---------    ------------

Cash flows from financing activities:
   Proceeds from notes payable                               6,152             --
    Proceeds from sale of common stock                      92,159             --
    Proceeds for payment of Services with common                --         86,194
                                                         ---------    ------------

          Net cash provided by financing activities         98,311         86,194
                                                         ---------    ------------

Increase in cash and cash equivalents                         (930)        (8,967)

Cash and cash equivalents at beginning of year                 930          8,967
                                                         ---------    ------------

Cash and cash equivalents at end of year                 $      --    $        --
                                                         =========    ============

Supplemental Disclosure of Cash Flow Information
    Cash Paid for Interest Expense                       $   2,000    $     2,872
    Cash Paid for Income Taxes                           $      --    $        --

The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS FOR QUARTER ENDING
DECEMBER 31, 2004 AND AUDITED BALANCE SHEET FOR YEAR ENDING 2004
-----------------------------------------------------------------------------

                                              YEAR ENDED QUARTER ENDED
                                           September 30      December 31
                                                2004            2004
                                             -----------    -----------
ASSETS
Current assets:
    Cash and cash equivalents                $        --    $     7,498
      Due from Affiliates (See Note 1)                --        291,039
                                             -----------    -----------
      Total current assets                            --        298,537

Property and equipment, net                        3,725          1,440
Other assets (See Note 1)                            250        499,801
                                             -----------    -----------
         Total assets                        $     3,975    $   799,778
                                             ===========    ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities $   310,627    $   217,472
    Note Payable to a bank                        20,598              0
    Stockholder advances                          53,036         86,541
    Other Liabilities                                 --            968
                                             -----------    -----------
      Total current liabilities                  384,261        304,981
                                             -----------    -----------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock: no par value, 1,000,000
     shares authorized, 1,000 shares issued
     or outstanding                                   --             --

    Common stock: no par value, 50,000,000
     shares authorized, 15,793,651 and
     15,293,651 shares issued and outstanding
     at September 30, 2004 and 2003,
     respectively                              1,532,111      1,532,111

    Subscription receivable                           --             --
    Accumulated deficit (See Note 1)          (1,912,397)   (1,037,314)
                                             -----------   ------------
            Total stockholders' deficit         (380,286)       494,797
                                            ------------   ------------
Total liabilities and stockholders' deficit  $     3,975        799,778
                                             ===========    ===========


The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS FOR THE QUARTERS ENDED DECEMBER 31, 2003 AND 2004
-----------------------------------------------------------------------------
                                             FOR THE THREE MONTHS
                                               ENDED DECEMBER 31,
                                       --------------------------------
                                             2003               2004
                                       -------------      -------------
REVENUES                               $       9,334      $          --
                                       -------------      -------------

OPERATING EXPENSES
  Salaries, commissions and benefits           1,000              2,050
  Professional fees                           13,651              1,493
  Office expense                                 301                 --
  Travel                                          --             12,757
  Rent                                           650                 --
  Magazine printing                            2,681                 --
  Depreciation                                   626                120
  Utilities and telephone                        197              1,476
  Advertising                                    360                595
  Other                                        3,870              5,190
                                       -------------      -------------
                                              23,336             23,681
                                       -------------      -------------
Operating loss from continuing operations    (14,002)           (23,681)
                                       -------------      -------------

OTHER INCOME (EXPENSE)
  Gain on settlement of accounts payable         373                 --
  Interest                                    (1,534)              (968)
                                        ------------      -------------
                                              (1,161)              (968)
                                       -------------      -------------
  Loss from continuing operations before
  income taxes                               (15,163)           (24,649)

PROVISION FOR INCOME TAXES                        --                 --
                                       -------------      -------------
Loss from continuing operations              (15,163)           (24,649)
                                       -------------      -------------

DISCONTINUED OPERATIONS
  Operating loss of discontinued
  Direct Lending operations                       --                 --
  Gain from disposal of discontinued
  Direct Lending operations                       --                 --
                                       -------------      -------------

Net loss from discontinued
Direct Lending operations                         --                 --
                                       -------------      -------------

    Net loss                           $     (15,163)     $     (24,649)
                                       =============      =============

PER SHARE INFORMATION:
  Basic net loss per common share      $       (0.00)     $       (0.00)
                                       =============      =============

Weighted average shares outstanding       15,293,651         15,793,651
                                       =============      =============

The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

                                               Common Stock
                                      -------------------------------------
                                                                                Subscription         Accumulated
                                        Shares               Amount              Receivable           Deficit              Total
                                      -------------------------------------------------------------------------------------------
Balance at September 30, 2003               15,293,651         1,497,111.00         (92,159.00)         (1,773,731.00)   (368,779)
Cash and services received from
stockholder                                         --                   --          92,159.00                     --      92,159
Common stock issued for
professional services                          500,000            35,000.00                 --                     --      35,000
Net loss                                            --                   --                 --            (138,666.00)   (138,666)
---------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004               15,793,651        $   1,532,111                 --           $ (1,912,397) $ (380,286)
=================================================================================================================================

Common Stock issued for
Professional Services
Common Stock Issued as prepayment of
Future professional services Common Stock
issued to settle accounts payable
Net Loss                                                                                                     ($24,649)   ($24,649)
Balance at December 31, 2004                15,793,651       $    1,632,111                               ($1,937,072)($1,937,072)
=================================================================================================================================

The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED DECEMBER 31, 2003 AND 2004
-----------------------------------------------------------------------------
                                                         FOR THE THREE MONTHS
                                                          ENDED DECEMBER 31,
                                                     ------------------------
                                                        2003           2004
                                                     ---------      ---------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
Net loss $(15,163) $(24,649)
 Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:

  Depreciation                                            626            120
  Professional services received for common stock issued
      in a prior period                                 8,100             --
    Changes in deferred and accrued amounts:
      Accounts receivable                                  --             --
      Other assets                                         --             --
      Accounts payable and accrued expenses              (588)       (31,482)
      Shareholder Advances                                 --         54,541
                                                     ---------      ---------

Net cash used in operating activities of
continuing operations                                  (7,025)        (1,470)
                                                     ---------      ---------
INVESTING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds from sale of property and equipment             --             --
                                                     ---------      ---------
FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds, net of repayments, from short-term notes payable
    and stockholder advances                             (500)            --
  Proceeds from the sale of common stock                   --             --
  Cash received from stockholder for shares issued in
  prior period                                          6,595             --
                                                     ---------      ---------
  Net cash provided by financing activities of
  continuing operations                                 6,095             --
                                                     ---------      ---------

  Net cash (used in ) provided by continuing
  operations                                             (930)            --
                                                     ---------      ---------
  Net (decrease) increase in cash                        (930)        (1,470)

CASH, BEGINNING OF PERIOD                                 930          8,967
                                                     ---------      ---------
CASH, END OF PERIOD                                   $    --       $  7,497
                                                     =========      =========

SUPPLEMENTAL DISCLOSURES OF
  CASH FLOW INFORMATION

  Cash paid for interest                             $    560      $     968
                                                    ==========     ==========

  Cash paid for income taxes                         $     --      $      --
                                                    ==========     ==========

Noncash financing activities Common stock issued in
exchange for receivable from stockholder            $      --      $      --
                                                    ==========     ==========

  Common stock issued as repayment for stockholder
  advances                                          $      --      $      --
                                                    ==========     ==========

The accompanying notes are an integral part of these consolidated financial statements.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS FOR QUARTER ENDING
March 31, 2005 AND AUDITED BALANCE SHEET FOR YEAR ENDING SEPTEMBER 30, 2004
-----------------------------------------------------------------------------
                                                YEAR ENDED         QUARTER ENDED
                                                September 30       March 31
                                                2004               2005
ASSETS
Current assets:
    Cash and cash equivalents                      $      --       $     7,498
      Due from Affiliates (See Note 1)                    --           291,039
                                                 -----------       -----------
      Total current assets                                --           297,182

Property and equipment, net                            3,725             1,320
Other assets (See Note 1)                                250           499,801
                                                 -----------       -----------
         Total assets                            $     3,975        $  798,283
                                                 ===========       ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities     $   310,627        $  219,612
    Note Payable to a bank                            20,598                 0
    Stockholder advances                              53,036            89,879
    Other Liabilities                                     --             1,914
                                                 -----------       -----------
      Total current liabilities                      384,261           311,405
                                                 -----------       -----------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock: no par value, 1,000,000
     shares authorized, 1,000 shares issued
     or outstanding                                       --                --

    Common stock: no par value, 50,000,000
     shares authorized, 15,793,651 and
     15,293,651 shares issued and outstanding
     at September 30, 2004 and 2003,
     respectively                                  1,532,111         1,532,111

    Subscription receivable                               --                --
    Accumulated deficit (See Note 1)              (1,912,397)       (1,045,233)
                                               -------------      ------------
            Total stockholders' deficit             (380,286)          486,878
                                                ------------      ------------
Total liabilities and stockholders' deficit    $       3,975      $    798,283
                                                 ===========       ===========



The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED MARCH 31, 2004 AND 2005 AND THE SIX MONTHS ENDED MARCH 31, 2004 AND 2005
-----------------------------------------------------------------------------

                        FOR THE THREE MONTHS             FOR THE SIX MONTHS
                           ENDED MARCH 31,                ENDED MARCH 31,
                    ------------------------------    ------------------------
                       2004               2005              2004             2005
                   ------------     -------------       -------------   --------------
REVENUES           $      7,526      $        --       $      16,860      $         --
                  -------------     -------------      -------------     -------------

OPERATING EXPENSES
  Salaries,
  commissions
  and benefits              450                --              1,450             4,202
  Professional
  fees                   42,428             2,689             56,079             4,182
  Office expense            150             2,064                451             2,064
  Travel                     --               942                 --            13,699
  Rent                      412                --              1,062                --
  Magazine printing       3,834                --              6,515                --
  Depreciation              626               120              1,252               240
  Utilities and telephone   396               332                593             1,808
  Advertising                --               525                360             1,120
  Other                   1,591               300              5,461             5,490
                  -------------     -------------      -------------     -------------
                         49,887             6,972             73,223            30,653
                  -------------     -------------      -------------     -------------

Operating loss from
continuing operations  (42,361)           (6,972)           (56,363)          (30,653)
                  -------------     -------------      -------------     -------------
OTHER INCOME (EXPENSE)
  Gain on settlement
  of accounts payable       --                --                373                --
  Interest              (1,666)             (947)            (3,200)           (1,915)
                  -------------     -------------      -------------     -------------
                        (1,666)             (947)            (2,827)           (1,918)
                  -------------     -------------      -------------     -------------
Loss from continuing
operations before
income taxes           (44,027)           (7,919)           (59,190)          (32,568)

PROVISION FOR
INCOME TAXES                --                --                 --                --
                  -------------     -------------      -------------     -------------
Loss from continuing
operations             (44,027)               --            (59,190)               --
                  -------------     -------------      -------------     -------------

Net loss          $    (44,027)     $     (7,919)      $    (59,190)     $    (32,568)
                  =============     =============      =============     =============

PER SHARE INFORMATION:
Basic net loss
per common share $      (0.00)     $      (0.00)      $      (0.00)     $       (0.00)
                  =============     =============      =============     =============

Weighted average
shares outstanding  15,293,651        15,793,651         15,293,651         15,793,651
                  =============     =============      =============     =============

The accompanying notes are an integral part of these consolidated financial statements.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED SEPTEMBER 30, 2004 AND THE QUARTER ENDED MARCH 31, 2005
-----------------------------------------------------------------------------

                                                    Common Stock
                                      -------------------------------------
                                                                             Subscription        Accumulated
                                         Shares           Amount               Receivable          Deficit               Total
                                      ------------------------------------------------------------------------------------------
Balance at September 30, 2003         15,293,651       1,497,111.00          (92,159.00)        (1,773,731.00)         (368,779)
Cash and services received from
stockholder                                   --                 --           92,159.00                    --            92,159
Common stock issued for
professional services                    500,000          35,000.00                  --                    --            35,000
Net loss                                      --                 --                  --           (138,666.00)         (138,666)
--------------------------------------------------------------------------------------------------------------------------------
Balance at September 30, 2004         15,793,651       $  1,532,111                  --         $  (1,912,397)        $(380,286)
================================================================================================================================
Common Stock issued for                       --                 --                                                          --
Professional Services
Common Stock Issued as prepayment
of Future professional services               --                 --                                                          --
Common Stock issued to settle
accounts payable                              --                 --                                                          --
Net Loss                                                                                             ($32,568)         ($32,568)
                                      ------------------------------------------------------------------------------------------

Balance at March 31, 2005             15,793,651         $1,532,111                               ($1,944,965)        ($412,859)

The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED MARCH 31, 2004 AND 2005
-----------------------------------------------------------------------------
                                                        FOR THE SIX MONTHS
                                                          ENDED MARCH 31,
                                                   --------------------------
                                                       2004            2005
                                                   ----------      ----------
OPERATING ACTIVITIES OF CONTINUING OPERATIONS
  Net loss                                         $ (59,190)       $(32,568)
  Adjustments to reconcile net loss to net cash used in operating activities of continuing operations:

   Depreciation                                        1,252             240
    Expenses settled by issuance of common stock          --              --
    Professional services received for common stock
    issued in a prior period                           6,200              --
    Changes in deferred and accrued amounts:
      Accounts receivable                                 --              --
Accounts payable and accrued expenses                 (2,045)        (28,396)
Shareholder Advances                                      --          57,879

Net cash used in operating activities of continuing
operations                                           (43,783)         (2,845)
                                                   ----------      ----------

FINANCING ACTIVITIES OF CONTINUING OPERATIONS
  Proceeds, net of repayments, from short-term
   notes payable and stockholder advances               (500)             --
  Proceeds from the sale of common stock                  --              --
  Cash received from stockholder for shares issued in
   prior period                                       43,491              --
                                                   ----------      ----------

  Net cash provided by financing activities of continuing
   operations                                         42,991              --
                                                   ----------      ----------

  Net cash (used in) provided by continuing operations  (792)             --
                                                    ---------      ----------

Net (decrease) increase in cash                         (792)         (2,845)

CASH, BEGINNING OF PERIOD                                930           8,967
                                                  ----------      ----------

CASH, END OF PERIOD                               $      138      $    6,122
                                                  ==========     ===========


SUPPLEMENTAL DISCLOSURES OF
CASH FLOW INFORMATION

Cash paid for interest                            $    1,118      $    1,915
                                                 ===========     ===========

Cash paid for income taxes                        $       --      $       --
                                                 ===========     ===========

The accompanying notes are an integral part of these consolidated financial statements.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED BALANCE SHEETS FOR QUARTER ENDING
JUNE 30, 2005 AND AUDITED BALANCE SHEET FOR YEAR ENDING SEPTEMBER 30, 2004
-----------------------------------------------------------------------------
                                             YEAR ENDED     QUARTER ENDED
                                            September 30       June 30
                                                2004            2005
                                            -------------    -----------
ASSETS
Current assets:
    Cash and cash equivalents               $          --    $     6,022
                                              -----------    -----------
      Total current assets                             --             --

Property and equipment, net                         3,725          1,200
Other assets                                          250         47,079
                                              -----------    -----------
         Total assets                       $       3,975    $    54,301
                                              ===========    ===========

  LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities $    310,627    $   226,635
    Note Payable to a bank                         20,598              0
    Stockholder advances                           53,036        133,141
    Other Liabilities                                  --          2,872
                                              -----------    -----------

      Total current liabilities                   384,261        362,648
                                              -----------    -----------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock: no par value, 1,000,000
     shares authorized, 1,000 shares issued
     or outstanding                                    --             --

    Common stock: no par value, 50,000,000
     shares authorized, 15,793,651 and
     15,293,651 shares issued and outstanding
     at September 30, 2004 and 2003,
     respectively                               1,532,111      1,544,110

    Subscription receivable                            --             --
    Accumulated deficit                        (1,912,397)    (1,852,457)
                                             -------------   ------------
            Total stockholders' deficit          (380,286)      (308,347)
                                             -------------   ------------
Total liabilities and stockholders' deficit  $      3,975    $    54,301
                                             =============   ============

The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
CONSOLIDATED UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE MONTH PERIOD ENDED JUNE 30, 2004 AND 2005 AND THE NINE MONTHS ENDED JUNE 30, 2004 AND 2005
-----------------------------------------------------------------------------

                            FOR THE THREE MONTHS               FOR THE NINE MONTHS
                               ENDED JUNE 30,                      ENDED JUNE 30,
                   ------------------------------      -------------------------------
                       2004               2005               2004             2005
                   ------------     -------------      -------------     -------------
REVENUES          $       5,895      $        --        $     22,755     $          --
                  -------------     -------------      -------------     -------------
OPERATING EXPENSES
  Salaries, commissions
   and benefits              --             2,152              1,450             4,202
  Professional fees      23,462            38,383             79,541            42,565
  Office expense             28               124                479             2,188
  Travel                     --             9,384                 --            23,083
  Rent                      401             5,000              1,463             5,000
  Magazine printing       4,590                --             11,105                --
  Depreciation              626               120              1,878               360
  Utilities and telephone   237             5,318                830             7,126
  Advertising               111                --                471             1,120
  Insurance                  --             1,442                 --             1,442
  Other                   2,513               582              7,974             6,072
                  -------------     -------------      -------------     -------------
                         31,968            62,505            105,191            93,158
                  -------------     -------------      -------------     -------------
Operating loss from
continuing
operations              (26,073)          (62,505)           (82,436)          (93,158)
                  -------------     -------------      -------------     -------------
OTHER INCOME (EXPENSE)
  Gain on settlement of
   accounts payable       1,342                --              1,715                --
   Interest              (1,906)             (957)            (5,106)           (2,872)
                  -------------     -------------      -------------     -------------
                           (564)             (987)            (3,391)           (2,872)
                  -------------     -------------      -------------     -------------
Loss from continuing
  Operations before
   income taxes         (26,637)          (63,462)           (85,827)          (96,030)

PROVISION FOR INCOME TAXES   --                --                 --                --
                  -------------     -------------      -------------     -------------
  Loss from continuing
   operations           (26,637)          (63,462)           (85,827)         (96,030)
                  -------------     -------------      -------------     -------------
DISCONTINUED OPERATIONS
Operating loss of
discontinued
Freedom & Direct
Lending operations           --          (743,762)                --          (743,762)
                  -------------     -------------      -------------     -------------

Net Loss from discontinued
Freedom &
Direct Lending
operations                   --          (743,762)                --          (743,762)

Net loss          $     (26,637)     $   (807,224)    $      (85,827)    $    (839,792)
                  =============     =============      =============     =============
PER SHARE INFORMATION:
  Basic net loss per common
  share           $       (0.00)     $      (0.05)    $        (0.01)    $       (0.05)
                  =============     =============      =============     =============

  Weighted average shares
   outstanding       15,293,651        15,814,530         15,293,651       15,798,856
                  =============     =============       =============    =============

The accompanying notes are an integral part of these consolidated financial statements.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEAR ENDED SEPTEMBER 30, 2004 AND THE QUARTER ENDED JUNE 30, 2005
-----------------------------------------------------------------------------

                               Common Stock
                       ----------------------------------
                                                             Subscription         Accumulated
                           Shares            Amount           Receivable           Deficit              Total
                       ----------------------------------------------------------------------------------------------
Balance at September
30, 2003                15,293,651        1,497,111            (92,159.00)          (1,773,731)             (368,779)
Cash and services
received from
stockholder                     --               --             92,159.00                   --                92,159
Common stock issued
for professional
services                   500,000           35,000                    --                   --                35,000
Net loss                        --               --                    --             (138,666)             (138,666)
---------------------------------------------------------------------------------------------------------------------
Balance at September
30, 2004                15,793,651       $1,532,111                    --          $(1,912,397)            $(380,286)
=====================================================================================================================
Common Stock issued
for
Professional Services      100,000          $12,000                                                          $12,000
Common Stock Issued
as prepayment of
Future professional
services                        --               --                                                               --
Common Stock issued
to settle accounts
payable                        --                --                                                               --
Net Loss                                                                             ($839,792)            ($839,792)
                       ----------------------------------------------------------------------------------------------
Balance at June 30,
2005                    15,893,651       $1,544,111                                ($2,752,189)          ($1,220,078)


The accompanying notes are an integral part of these consolidated financial statements.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE QUARTERS ENDED JUNE 30, 2004 AND 2005
-----------------------------------------------------------------------------
                                                            2004         2005
                                                         ---------   ---------

Cash Flows from operating activities:
            Net loss                                     $(138,666)   $(839,792)
  Adjustment to reconcile net loss to net cash
            used in operating activities:
            (Income) loss from discontinued operations         101           --
            Depreciation expense                             2,505          360
            Common stock issued for professional services   35,000           --
            Changes in operating assets and liabilities:
        Accounts payable and accrued liabilities             1,920      (20,416)
            Advances by shareholders                            --      101,141
                                                         ---------    ---------

          Net cash used by continuing operations           (99,140)    (758,707)
          Net cash used by discontinued operations            (101)          --
                                                         ---------    ---------

          Net cash used by operating activities            (99,241)    (758,707)
                                                         ---------    ---------

Cash flows from investing activities:

          Net cash provided by discontinued operations         --       743,762
                                                         ---------    ---------

          Net cash provided by discontinued operations          --      743,762
                                                         ---------    ---------

Cash flows from financing activities:
    Proceeds from notes payable                              6,152           --
    Proceeds from sale of common stock                      92,159       12,000
                                                         ---------    ---------

          Net cash provided by financing activities         98,311       12,000
                                                         ---------    ---------

Increase in cash and cash equivalents                         (930)      (2,945)

Cash and cash equivalents at beginning of year                 930        8,967
                                                         ---------    ---------

Cash and cash equivalents at end of quarter              $      --    $   6,022
                                                         =========    =========

Supplemental Disclosure of Cash Flow Information
    Cash Paid for Interest Expense                       $   2,000    $   2,872
    Cash Paid for Income Taxes                           $      --    $      --

The accompanying notes are an integral part of these consolidated financial statements

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is transitioning from a holding company to a oil and gas production and exploration company. This transition began during 2005 and is discussed below in "CURRENT BUSINESS ACTIVITIES". Prior to May 26, 2005 the Company operated as a holding company for its formerly two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct"). The Company received approval from the Secretary of State of Georgia for a certificate of merger between Homes and Freedom Homes, Inc. ("Freedom"). The Company remains the owner of 32.3% of the common shares of Homes. The remaining common shares of Homes will be owned as follows: 63.1% by Jim Evans, owner of Freedom, and 4.6% by Robert S. Wilson, operating officer of Homes. As of September 30, 2005 the Company management made the decision to value its 32.3% interest in Freedom as zero. This decision was based upon the fact that the Company no longer had any operational control of Freedom, that no dividends have been paid and that there is no market for the stock of Freedom. As of September 30, 2005 a loss on Discontinued operations was recognized in the amount of $743,762 bringing the Company's total investment in Freedom to $0.00.

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

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

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

In order to finance these acquisitions management has been able to raise $1,250,000in a Private Placement offering during the months of June through August of 2006. The funds raised in 2006 have been utilized to purchase an interest in 3 oil & gas fields located in Texas. Development of the fields began on November 1, 2006. The Company has experienced substantial costs for engineering and other professional services during 2005 and 2006 in making the transition to an oil and gas production and exploration company. The Company plans to continue to use a combination of debt, and equity finance. Currently, management cannot provide assurance for the development of the oil & gas fields acquired the completion of additional acquisitions or the continued ability to raise funds; however it is endeavoring to complete field work on the fields acquired, acquire additional fields and finance the operations to the best of their abilities.

GOING CONCERN ISSUES

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital, identifying and pursuing businesses opportunities and management currently believes its best opportunities are in the oil and gas business. The Company's total liabilities exceed its total assets and the Company's liquidity is substantially dependent on raising capital.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly owned subsidiaries during 2004 and the recognition to the loss on discontinuation of the Company's investment in subsidiaries in 2005. All significant inter-company balances and transactions have been eliminated in consolidation.

USE OF ESTIMATES

The consolidated financial statements include estimates and assumptions that affect the Company's financial position and results of operations and disclosure of contingent assets and liabilities. Actual results could differ from these estimates.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

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

Currently the Company has no revenue from oil & gas operations. When the Company begins to receive revenue from oil & gas operations it will be recognized upon the delivery of the oil or gas to the purchaser of the oil or gas.

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

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
----------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

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

Common shares issuable upon exercise of the stock options have not been included in the computation (diluted loss per common share) because their inclusion would have reduced the loss per common share (anti-dilutive) applicable to the loss from continuing operations and discontinued operations for all periods presented.

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

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED  CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

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

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

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

In February 2006 the FASB issued SFAS No 155 "Accounting for Certain Hybrid Financial Instruments - an amendment of FASB Statements No 133 and 140". This Statement amends FASB Statements No 133, "Accounting for Derivative Instruments and Hedging Activities" and No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities". This Statement revolves around issues addressed in Statement No 133 Implementation Issue No D1, "Application of Statement 133 to Beneficial Interests in Securitized Financial Assets". This Statement is effective for all financial instruments acquired or issued after the beginning of an entity's first fiscal year that begins after September 15, 2006. Adoption of SFAS No 155 is not expected to have a material effect on the Company's results of operations, financial condition or cash flows.

In March 2006 the Financial Accounting Standards Board ("FASB") issued SFAS No 156 "Accounting for Servicing of Financial Assets - an amendment of FASB Statement No 140. SFAS No 156 amends SFAS No 140, "Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities", with respect to accounting for separately recognized servicing assets and servicing liabilities. SFAS No 156 is effective for fiscal years that begin after September 15, 2006, with early adoption permitted as of the beginning of an entity's fiscal year. The Company does not have any servicing assets or servicing liabilities and, accordingly, the adoption of SFAS No 156 will not have any effect on the results of operations, financial condition or cash flows.

Financial Accounting Standards Board Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109, was issued in July 2006 and will be effective for the Company on January 1, 2007. FIN 48 defines the threshold for recognizing the benefits of uncertain tax return positions in the financial statements. The Company has not yet determined the impact this Interpretation will have on its financial position, results of operations or cash flows.


Other accounting standards that have been issued or proposed by the Financial Accounting Standards Board that do not require adoption until a future date are not expected to have a material impact on the consolidated financial statements upon adoption.

PRINCIPLES OF CONSOLIDATION

In 2005 the company sold its majority interest in its wholly owned subsidiaries and does not report consolidated financial statements. The 2004 financials statements includes the accounts of the Company and its Wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

DISCONTINUED OPERATIONS

In 2005 the company sold a 67.7% interest in Freedom Homes and Direct and has elected to account for the remaining 32.3% interest under the equity method of accounting. The company wrote-down the remaining 32.3% equity value of $80,984. The write-down was based on management judgment that the equity investment has experienced a permanent reduction in value.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2004 and 2005:

                                            LIFE            2004          2005
                                         -----------    -----------   ----------

      Software and web page             3 years        $     36,650     $ 36,650
      Furniture and office equipment  5-7 years              13,288       13,288
                                                         -----------  ----------
        Total                                                49,938       49,938

Less accumulated depreciation and
Amortization                                                 46,213       48,958
                                                         -----------  ----------
                                                       $      3,725   $    1,080
                                                         ===========  ==========


NOTE 3 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at September 30, 2004 consists of a short term note payable to Georgia Bank & Trust Company. Interest only payments are due monthly at prime plus 1.0% (5.75% on September 30, 2004 and 5.00% on September 30,
2003). The note is guaranteed and is secured by the primary residence of a former director and current stockholder of the Company. On October 13, 2004, a former director and current stockholder paid off the balance of the loan, including $141 in accrued interest.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2004 and 2005:

                                                       2004            2005
                                                    ---------       ---------
      DEFERRED TAX ASSETS:
        Net operating losses                        $ 340,155       $     -
        Accrued wages                                  17,149             -
        Basis of intangible assets                      5,863             -
        Valuation allowance                          (362,886)           (-)
                                                    ---------       ---------
      Total deferred tax assets                           281             -

      DEFERRED TAX LIABILITIES:
        Basis of property and equipment                   281              --
                                                    ---------       ---------
    Net deferred tax asset                          $      --       $      --
                                                    =========       =========

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

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

NOTE 4 - INCOME TAXES, CONTINUED

Net operating losses after December 12, 2002 through September 30, 2005 were approximately $608,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,000,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations

                                     2004                        2005
                                  ---------                   ---------

                              AMOUNT      PERCENT       AMOUNT       PERCENT
                            ----------   ----------   ----------   ----------
Benefit for income tax
at federal statutory rate   $   47,146         34 %   $      ---         34 %

Change in valuation
allowance                      (74,964)       (54)           (--)        (--)

Limitations on availability
of net operating loss
carryforward                        --         --       (100,257)       (20)

Non-deductible compensation     11,900          9             --         --
Other                           15,918         11             --         --
                            ----------   ----------   ----------   ----------
                            $       --         -- %   $       --         -- %
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

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

NOTE 5 - NON-CASH TRANSACTIONS

During the years ended September 30, 2004 and 2005 the Company issued shares of common stock in exchange for services and as repayment for shareholders in non-cash financing and investing transactions as follows:


                                                        2005           2004
                                                    ----------       ----------
      Common stock issued to settle notes
      payable and related accrued interest          $     76,194   $  33,372

      Common stock issued to settle cash
      advances and related accrued interest               10,000      73,585

NOTE 6 - SEGMENT INFORMATION

In previously issued financial statements, the Company presented segment information for Homes, an advertising segment that provides advertising services for FSBO real estate and for businesses, and presented segment information for Direct, a mortgage segment that provided mortgage services to individuals and small businesses as a mortgage broker. As discussed in Note 1 - Summary of Significant Accounting Policies and Activities, the Company discontinued its Direct Lending operations and sold substantially all of the assets of Direct. At September 30, 2004, the Company had operations in a single industry segment, Homes, which was subsequently merged with Freedom Homes, Inc. (See Business of Homes By Owners, Inc.). As of September 30, 2006 the Company's only operation were in the oil & gas operations.

The Company did acquire certain assets at a total cost of $2,400 to begin operations in the Wi-Fi industry, but at September 30, 2004, the Company had no operating activities in this segment. The Company had no operating activities in the proposed oil and gas business as of September 30, 2005.

NOTE 7 - UNSUCCESSFUL BUSINESS COMBINATION COSTS

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

The costs incurred during the years ended September 30, 2004 and 2005, on proposed business combinations are reported as other expense in the statement of operations.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------

NOTE 8 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the years ended September 30, 2004 and 2005, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities. Following is a description of stock issuances in 2004 and 2005:

     (1) On December 12, 2002, the Company issued MA&N, LLC ("MA&N"), a Nevada limited liability company, 4,647,626 shares of common stock, representing, at the time of the transaction, 51% of the total of the Company's 9,112,992 shares issued or issuable at that date. In exchange for the shares, the Company was to receive total consideration of $232,000, in the form of payment of current expenses and past obligations on behalf of the Company and providing certain internet services and certain management and consulting services for a period of at least two years. As of September 30, 2004, the Company has received funds, including payments directly to vendors, of $174,600 and management and consulting services of $57,400.

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

STOCK OPTIONS

In December 2002, the Company awarded 294,341 common stock options to a former director and current shareholder of the Company that are exercisable at $0.01 per share and expire in five years, as settlement for $73,585 of cash advances and related accrued interest and unpaid compensation that was recognized prior to September 30, 2002. The options are exercisable at $0.01 per share and expire in five years. No options have been exercised as of September 30, 2005.

TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.) AND SUBSIDIARIES
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2004 AND 2005
-----------------------------------------------------------------------------
NOTE 9 -- SUBSEQUENT EVENTS

On December 12, 2002, the award of 5-year options to purchase 294,341 shares of TX Holdings Common Stock at $0.01 per share to Robert Wilson, then Chairman and Chief Executive Officer of the Company was authorized in lieu of $54,000 in compensation earned during calendar year 2001, and cash advances and accrued interest of $19,585 for a total of $73,585. The options were exercised in December 2005. Mr. Wilson was an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933

On March 28, 2006 the Company entered into a Contract with Michael A. Cederstrom for services as the part time interim Chief Financial Officer. Mr. Cederstrom was granted warrants to purchase 200,000 shares of TX Holdings Company Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010. In addition, Mr. Cederstrom performs legal services for the Company through his law firm, Dexter and Dexter. The company pays to Dexter and Dexter the sum of $15,000 per month for legal representation.

On March 28, 2006 the Company entered into a consulting agreement with Douglas
C. Hewitt to provide technical support and advice in setting up the oil & gas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On March 28, 2006 the Company entered into a consulting agreement with Bobby Fellers to provide technical support and advice in setting up the oil & gas operations. Mr. Fellers was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

In May, 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil & gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock with no rights of conversion to common stock. The preferred stock documents provide Mr. Neuhaus with voting rights equivalent to 50% of the common shares of issued by company. During the fiscal year 2006 Mr. Neuhaus waived his monthly salary.

In September 1, 2006 the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil & gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 9, 2005, the Registrant engaged Ham Langston & Brezina L.L.P., 11550 Fuqua, Suite 475, Houston Texas 77034 as its auditors to replace its former auditors, Elliott Davis LLC. The former auditor was notified of their dismissal on August 09, 2005.

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

During the fiscal years ended September 30, 2002, September 30, 2003 and the subsequent interim period ended August 9, 2005, there were no "Reportable Events" as defined in Regulations S-K Item 304 (a)(1)(v) other than the advice referred to in the previous paragraph that internal controls necessary to develop reliable financial statements did not exist.

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

Item 8A Controls and Procedures

Effectiveness of Disclosure and Procedures

The chief executive officer and the chief financial officer, after evaluating the Company's "disclosure controls and procedures" (as defined in Securities Exchange Act of 1934 (the "Exchange Act") Rules 13a-14(c) and 15-d-14(c)) as of September 30, 2006, have concluded that the Company's disclosure controls and procedures are not effective to ensure that information required to be disclosed in reports filed or submitted under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Because of the limited staff of the Company, all transactions are recorded, processed, and summarized by management. Consequently the accuracy of all records is guaranteed, and management has certified the correctness of all facts set forth herein, to the best of their knowledge. However, the reporting accuracy has been achieved at the expense of time, and the Company has been very pressed to meet reporting deadlines.

Changes in Internal Controls

During 2006 the Company's management identified material weaknesses in the Company's disclosure procedures and has taken corrective actions. Management has already implemented disclosure procedural improvements, which will guarantee the effectiveness, accuracy, and timeliness of the Company's financial reporting systems in the future.

Item 8B Other Information

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

PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

Directors and Executive Officers
The following table shows the names, ages and positions held by our executive officers, directors and significant employees at September 30, 2005

Name                         Age          Position
----                         ---          --------
Mark Neuhaus                 50           Chairman of the Board of Directors and
                                          President (Chief Executive Officer)


The following table shows the names, ages and positions held by our executive officers, directors and significant employees at December 19, 2006

Name                         Age          Position
----                         ---          --------
Mark Neuhaus                 51           Chairman of the Board of Directors and
                                          President (Chief Executive Officer)

Michael A. Cederstrom        54           Interim Chief Financial Officer

W.A. Alexander               70           Chief Operating Officer
Bobby S. Fellers             57           Director

Douglas C. Hewitt            49           Director



Business Experience of Executive Officers and Directors

Mark S. Neuhaus, Chairman of the Board of Directors and Chief Executive Officer
- Mr. Neuhaus has served as Chairman and Chief Executive Officer since December 12, 2002 when MA&N acquired a controlling interest in TX Holdings. Mr. Neuhaus and his wife, Nicole B. Neuhaus, own 100% of MA&N and other investment funds specializing in small cap public companies, which Mr. Neuhaus manages and had been his principal occupation since 1995 until his involvement in TX Holdings. Prior to 1995, Mr. Neuhaus founded several startup companies including Solar Engineering in 1987, which later became US Electric Car. Mr. Neuhaus was also one of the founding shareholders of Interactive Motorsports and Entertainment.

W. A. "Bill" Alexander, PE, Chief Operating Officer - Mr. Alexander joined TX Holdings on August 2, 2006 as Chief Operating Officer. Mr. Alexander has worked at Shell Oil, Inc and Kirby Exploration, as well consulting in his own practice, Alexander Engineering. Mr. Alexander received his Bachelor of Science degree in Mining Engineering from the University of Wisconsin.

Michael A Cederstrom, Esq., Chief Financial Officer - Mr. Cederstrom joined TX Holdings as part time interim Chief Financial Officer on March 28, 2006 and will assist the company with its reorganization as an oil and gas company. Mr. Cederstrom has served as the Chief Financial Officer for several oil & gas companies over the past 10 years. Mr. Cederstrom received his Bachelor of Science degree in finance with honors from the University of Utah. In addition he received his Juris Doctorate degree from Southwestern University.

Douglas C. Hewitt, Member Board of Directors - Mr. Hewitt joined TX Holdings as a member of the board of directors on March 28, 2006. Mr. Hewitt has approximately 20 years experience in the energy and technology industries holding various positions including chief executive officer at public companies.

Bobby S. Fellers, Member Board of Directors - Mr. Fellers Joined TX Holdings on March 28, 2006 as a member of the board of directors. Mr. Fellers has over 30 years experience in the oil and gas industry in both field and offshore operations. Currently, Mr. Fellers is the principal of the Masada Family of Companies which includes Masada Oil and Gas Company, Ltd.

Term of Office

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

Darren Bloom, former director, chief financial officer, Secretary and Treasurer resigned on March 17, 2006. Mr. Bloom received 2,000,000 shares of stock. The Company is seeking the return of the shares.

Audit Committee

The Company's Board of Directors has determined that TX Holdings does not currently have a separately-designated standing audit committee established or a committee performing similar functions, nor an audit committee financial expert.

Compliance with Section 16(a)

Based solely upon a review of Forms 3 and 4 (there have been no amendments) furnished to the Company during the year ended September 30, 2006 (no Forms 5 having been furnished with respect to such year) and written representation furnished to the Company as provided in paragraph (b)(2)(i) of Item 405 of Form 10-KSB, there are no persons who need to be identified under this Item as having failed to file on a timely basis reports required by Section 16(a) of the Securities Exchange Act of 1934 during the fiscal years ended September 2005 and 2004, except that Darren Bloom, a former Secretary-Treasurer and past member of the Board of Directors, and former Chief Financial Officer failed to make timely filing of a Form 3, which filing he has since made.

Code of Ethics

On February 24, 2004, the Company adopted a Code of Ethics that applies to all officers, directors and employees of the Company. See exhibit 33.1 for the full text of the Company's Code of Ethics. The Company will provide to any person, without charge, a copy of its code of ethics upon request to:

                  TX Holdings, Inc.
                  1701 North Judge Ely Blvd. #6420
                  Abilene, Texas 79601

Item 10 Executive Compensation
         The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last four completed fiscal years.

                                                SUMMARY COMPENSATION TABLE
                                                --------------------------

                                                                                 Long Term Compensation
                                                                                 ----------------------

                                 Annual Compensation                          Awards                Payouts
                  ---------------------------------------------------- ----------------------------------------------
                                                                                    Securities
                                                        Other          Restricted     Under-
 Name And                                                Annual           Stock       Lying     LTIP    All Other
 Principal                    Salary     Bonus         Compensation     Compensation  Options/ Payouts  Compensation
  Position           Year      ($)        ($)             ($)              ($)       SARs (#)   ($)        ($)
--------------------------------------------------------------------------------------------------------------------
Mark                 2006       -0-        -0-           -0-              N/A         N/A      N/A        N/A
Neuhaus,             2005       -0-        -0-           -0-              N/A         N/A      N/A        N/A
Chief                2004       -0-        -0-           -0-              N/A         N/A      N/A        N/A
Executive            2003       -0-        -0-           -0-              N/A         N/A      N/A        N/A
Officer and
Chairman
--------------------------------------------------------------------------------------------------------------------

--------------------------------------------------------------------------------------------------------------------

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to any of the foregoing officers during the periods covered herein. The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the annual salary reported for them.
Mark Neuhaus entered into an employment agreement on January 15, 2003 for a specified monthly salary. However, said salary was rescinded by the board of directors on December 23, 2003. No amounts were paid to Mr. Neuhaus.

Equity Compensation Plan Information - Employment Agreements

In May, 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil & gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock with no rights of conversion to common stock. The preferred stock documents provide Mr. Neuhaus with voting rights equivalent to 50% of the common shares of issued by company. During the fiscal year 2006 Mr. Neuhaus waived his monthly salary.

On January 15, 2003, the Company issued 3,000,000 shares of the Company's Common Stock for the compensation of Mark Neuhaus, Chief Executive Officer The basis per share used in the estimation of salary expense for the two executives was $0.05, management's estimate of the fair value, which estimate considered the stock price on January 15, 2003. Mark Neuhaus was also authorized a salary of $25,000 per month, which the Company was to pay when cash flow is sufficient, according to an employment agreement signed on January 15, 2003. No amount was paid under this authorization and on December 23, 2003, the Company's Board unanimously resolved to rescind Mr. Neuhaus' salary.

On March 28, 2006 the Company entered into a Contract with Michael A. Cederstrom for services as the part time interim Chief Financial Officer. Mr. Cederstrom was granted warrants to purchase 200,000 shares of TX Holdings Company Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010. In addition, Mr. Cederstrom performs legal services for the Company through his law firm, Dexter and Dexter. The company pays to Dexter and Dexter the sum of $15,000 per month for legal representation.

On March 28, 2006 the Company entered into a consulting agreement with Douglas
C. Hewitt to provide technical support and advice in setting up the oil & gas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On March 28, 2006 the Company entered into a consulting agreement with Bobby Fellers to provide technical support and advice in setting up the oil & gas operations. Mr. Fellers was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On July 1, 2006 the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil & gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On December 12, 2005, the Company issued 2,000,000 shares of the Company's Common Stock for the compensation of Darren Bloom, CFO, Secretary/Treasurer and member of the Board of Directors. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months. TX Holdings has filed suit against Mr. Bloom for the return of the shares for breach of contract.

Option Grants During 2005 Fiscal Year

The Company did not grant any options during Fiscal Year 2005.

Option Warrant Grants During 2006 Fiscal Year

The following table provides information related to options and warrants granted to the named executive officers and directors during the 2006 fiscal year. The Company does not have any outstanding stock appreciation rights.

                                  No. of               % of Total
                               Securities                 Options
                                Underlying              Granted to
                                Options                 Employees       Exercise
                                Granted               in Fiscal            Price         Expiration
  Name                            (#)                     Year            ( $/Sh)            Date
--------------------------------------------------------------------------------------------------------------------
W.A. Alexander                  250,000                   23.8            $0.30           March 27, 2010
Michael A. Cederstrom           200,000                     19            $0.30           March 27, 2010
Bobby S. Fellers                300,000                   28.6            $0.30           March 27, 2010
Douglas C. Hewitt               300,000                   28.6            $0.30           March 27, 2010

Messer Fellers and Hewitt were granted warrants to purchase securities of the company for consulting services provided to the company.

Aggregated Option Exercises During 2005 Fiscal Year and Fiscal Year-End Option Values

During the fiscal year 2005 no executive officers or director exercised options or held such options at fiscal year end.


Aggregated Option Exercises During 2006 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2006 fiscal year and number and value of such options held at fiscal year-end.

                                                Number of Securities
                                               Underlying Unexercised       Value of Unexercised In-the-Money
                                               Options at Fiscal Year-           Options at Fiscal Year-
                                                       End (#)                         End ($) (1)
                                            ------------------------------ ------------------------------------
                        Shares
                       Acquired
                      on Exercise  Value
       Name               (#)      Realized Exercisable    Unexercisable    Exercisable      Unexercisable
---------------------------------------------
W.A. Alexander            N/A         N/A     250,000           -0-           100,000              -0-
Michael
A.Cederstrom              N/A         N/A      200,000          -0-            80,000              -0-
Bobby S. Fellers          N/A         N/A     300,000           -0-           120,000              -0-
Douglas C. Hewitt         N/A         N/A     300,000           -0-            120,00              -0-

(1)   Based on the closing price of $0.70 at September 30, 2006.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of the Company's knowledge, as of December 30, 2005 with respect beneficially ownership (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) of the outstanding TX Holdings common stock by (i) each person to own more than 5%, (ii) each director, each executive officer and (iii) all directors and officers as a group.

                                                               Amount and Nature of
Name and Address of Beneficial Owner (1)                       Beneficial Ownership         Percent of Class(2)
--------------------------------------------------------------------------------------------------------------------
Mark Neuhaus                                                         7,662,626(3)                  19.7%

Darren Bloom                                                         2,000,000                     7.4%

Nicole B. Neuhaus                                                    4,647,626(4)                  8.6%

MA&N LLC                                                             4,647,626                    17.2%

                                                                       940,100                     3.5%

Ned Baramov



All directors and executive officers ( 2 persons)                   10,587,726                     39.2%

     *   Represents less than 1% of our outstanding common stock.
(1) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 1701 North Judge Ely Blvd., #6480, Abilene, Texas 79601.
(2) Based upon 18,999,934 shares of common stock outstanding as of December 30, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of December , 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December , 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3) Of which 4,647,626, shares are owned by MA&N. Mr. Neuhaus has a 50% equity interest in MA&N.15,000 shares were acquired in the open market Mr. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to his wife's beneficial interest.
(4) Represents shares held by MA&N in which Mrs. Neuhaus has a 50% equity interest and her husband, Mark S. Neuhaus, also has a 50% equity interest. Mrs. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to her husband's beneficial interest.


The following table sets forth information, to the best of the Company's knowledge, as of December 8, 2006 with respect beneficially ownership (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) of the outstanding TX Holdings common stock by (i) each person to own more than 5%, (ii) each director, each executive officer and (iii) all directors and officers as a group.

                                                               Amount and Nature of
Name and Address of Beneficial Owner (1)                       Beneficial Ownership          Percent of Class
--------------------------------------------------------------------------------------------------------------------
Mark Neuhaus (*)                                                    7,662,626(3)                  19.7%

Darren Bloom                                                        2,000,000                      7.4%

Nicole B. Neuhaus                                                   4,647,626(4)                   8.6%

MA&N LLC                                                            4,647,626                     17.2%

Ned Baramov
                                                                      940,100                      3.5%
Michael A. Cederstrom                                                 200,000(5)                     *

Bobby S. Fellers                                                      300,000(5)                     *
Douglas C. Hewitt                                                     300,000(5)                     *
W.A. Alexander                                                        250,000(5)                     *

All directors and executive officers ( 5 persons)                  10,587,726                      43.1%
 ---------

     * Represents less than 1% of our outstanding common stock.

     (1) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 1701 North Judge Ely Blvd., #6480, Abilene, Texas 79601.

     (2) Based upon 27,005,558 shares of common stock outstanding as of December 8, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of December 8, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 8, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

     (3) Of which 4,647,626, shares are owned by MA&N. Mr. Neuhaus has a 50% equity interest in MA&N.15,000 shares were acquired in the open market Mr. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to his wife's beneficial interest.

     (4) Represents shares held by MA&N in which Mrs. Neuhaus has a 50% equity interest and her husband, Mark S. Neuhaus, also has a 50% equity interest. Mrs. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to her husband's beneficial interest.

     (5) Represents warrants issued to each individual for their specific role with the company during fiscal year 2006.


No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Item 12 Certain Relationships and Related Transactions

Particular Transactions

There have been no transactions during the last two years between the Company and any officer, director, nominee for election as director, or any shareholder owning more than 5% of the Company's outstanding shares, or any member of any such individual's immediate family, as to which the amount involved in the transaction or a series of similar transactions exceeded $60,000, except as set forth below:

(1) During 2006 the Company entered into agreements to purchase from a company beneficially owned by Bobby S. Fellers two fields. Mr. Fellers is a Member of the Board of Directors of the Company. The Contract Area #1 field and the Park's Lease field. Mr. Fellers through his company has retained a 40% working interest in the Contract Area #1 field and a 25% working interest in the Park's Lease. The Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

(2) On March 28, 2006 the Company entered into a consulting agreement with Mr. Bobby S. Fellers, a Member of the Company's Board of Directors, to provide technical support and advice in organizing the Company's oil and gas operations. Mr. Fellers received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.30 per share.

(3) On December 12, 2005 the Company issued 2,000,000 shares of TX Holdings Common Stock to Darren Bloom, Mr. Bloom was Secretary-Treasurer and member of the Board of Directors. The shares represented $100,000 of stock compensation for 2005. Mr. Bloom is the brother of Nicole B. Neuhaus, the wife of Mark Neuhaus, the Company Chief Executive Officer and Chairman of the Board of Directors. Subsequently, Mr. Bloom resigned from all positions with the Company. The Company has filed suit for return all of the shares of Company Common Stock.

(4) The law firm of Dexter and Dexter, located in the state of Utah, has been engaged by the Company and is paid $15,000 per month for legal services. Mr. Michael A. Cederstrom, the Company's part time interim Chief Financial Officer is a partner with Dexter and Dexter.

(5) On March 28, 2006 the Company entered into a consulting agreement with Mr. Douglas C. Hewitt, a Member of the Company's Board of Directors, to provide technical support and advice in organizing the Company's oil and gas operations. Mr. Hewitt received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.30 per share.

(6) As of August 1, 2005, TX Holdings and David R. Baker ("Baker") executed the Services Settlement Agreement whereby TX Holdings agreed to issue, and Baker agreed on behalf of himself and his firm, Haskell Slaughter Young & Rediker, LLC, to accept $6,888.22 in cash and 464,942 in shares of TX Holdings common stock in full satisfaction of statements for legal services and expenses of that firm (for which Baker had full benefit and responsibility) aggregating $43,382.43 and an accountable retainer for future legal services and expenses of $10,000, which payment and stock issuances have been made except that the stock issuance was 3,000 shares less than the Services Settlement Agreement provided.

(7) As of July 21, 2005, TX Holdings and Baker & Johnston LLP ("BJ," then called Baker, Johnston & Wilson LLP) executed the Forbearance Agreement whereby BJ agreed to forbear collection of the indebtedness to it of TX Holdings of $215,113.20 until January 21, 2007 in consideration of a warrant (which has been issued to BJ) to purchase 1,434,088 shares of TX Wireless common stock exercisable from January 1, 2006 at $0.15 a share and callable at $.001 per underlying share from February 1, 2006 if on 20 consecutive trading days ending within 5 trading days of the call the per share market value of TX Holdings common stock is at least 2 1/2 times the then exercise price. If the warrants are fully exercised, the aggregate exercise price would equal the indebtedness of TX Holdings to BJ for the past legal services. On January 12, 2006, effective November 1, 2005, Baker and Johnson agreed to forbear collection of the indebtedness of the company to it until July 21, 2007 and the Warrant was amended to delay the exercise date until July 1, 2006 and the call date to August 1, 2006.

(8) On February 19, 2003, the Company issued 3,000,000 shares of the Company's Common Stock to Mark Neuhaus, Chairman and CEO of the Company (SEE EXHIBIT 99.8). The shares represent $150,000 of stock compensation for 2003, and were registered under an S-8 Registration Statement under the Securities Act of 1933.

(9) On February 19, 2003, the Company issued 1,500,000 shares of the Company's Common Stock to Ned Baramov, Secretary - Treasurer (SEE
         EXHIBIT 99.7). The shares represent $75,000 of stock compensation for 2003, and were registered under an S-8 Registration Statement under the Securities Act of 1933.

Controlling Persons

Mark S. Neuhaus, as a director and Chief Executive Officer of TX Holdings, the owner of a 50% interest in MA&N LLC and the owner of shares of TX Holdings, all as reflected in Items 9 and 11 hereof; Nicole B. Neuhaus as the owner of a 50% interest in MA&N LLC as reflected in Item 11 hereof, and MA&N LLC as the owner of shares of TX Holdings as reflected in Item 11 hereof, may all be deemed to be controlling persons of TX Holdings. There are no agreements or understandings between any of the foregoing that they will act as a group, although from time to time they may act in concert.

Item 13 Exhibits and Reports on Form 8-K

     EXHIBIT
       NO.                               DESCRIPTION
-------------------       ------------------------------------------------------------------------------------------
       2.1                Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of R
                          Wireless Corporation dated December 12, 2002 by and between MA&N LLC and R Wireless
                          Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
       2.2                Sale of Assets Agreement dated November 15, 2002 between HOM Corporation and Stuckey
                          Enterprises (list of assets omitted, to be furnished upon request of the Commission) (1)
       2.3                Stock Acquisition Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc.
                          and Homes by Owner, Inc.
       2.4                Escrow Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc., Homes by
                          Owner, Inc. and David Baker. (11)
       2.5                Extension Agreement dated March 5, 2004 between Jim Evans, R Wireless, Inc., and Homes by Owner, Inc. (12)
       3.1a               Composite Articles of Incorporation of R Wireless,
                          Inc, as amended to reflect the change of name from HOM
                          Corporation, effective January 22, 2003 (3)
       3.2                By-Laws of HOM Corporation as adopted December 12, 2002 (13)
        4                 Instrument defining rights of holders (See Exhibit No. 3.1a, Articles of Incorporation -
                          Article Four)
       4.2                Warrant to Purchase Shares of Common Stock of R Wireless, Inc. issued to Baker, Johnston and Wilson LLP, dated July 21, 2005
       10.4               Agreement to Merge - Freedom Homes, Inc. - Homes By Owners, Inc., dated March 24,
                          2005(6)
       10.5               Forbearance Agreement between David R. Baker, Baker, Johnston & Wilson LLP, and R
                          Wireless, Inc., dated as of July 21, 2005
                          Services Settlement Agreement between David R. Baker and R Wireless, Inc., dated August
                          1, 2005
       10.6               Amendment to Forbearance Agreement and Warrant between Baker & Johnston LLP, and TX
       10.7               Holdings, Inc., dated as of November 1, 2005
       16.1               Letter of Elliott Davis LLC (8)
       21.1               List of Subsidiaries of R Wireless, Inc. (2)
       31.1               Certification of Mark Neuhaus, CEO of TX Holdings, Inc.
       31.2               Certification of Michael A. Cederstrom, Esq., CFO of TX Holdings, Inc.
       32.1               Certification of Mark Neuhaus pursuant to Section 1350
       32.2               Certification of Michael A, Cederstrom, Esq., pursuant to Section 1350
       33.1               R Wireless, Inc. Code of Ethics adopted February 24, 2004 (7)
       99.7               Employment Agreement between Registrant and Ned Baramov dated January 15, 2003 (5)
       98.8               Employment Agreement between Registrant and Mark Neuhaus dated January 15, 2003 (5)
       99.9               Retainer Agreement between Registrant and Donald N. Rizzuto, Attorney and Counselor at
                          Law dated January 15, 2003 (5)
      99.10               Employment Agreement between Registrant and Darren Bloom dated August, 2005(9)

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

Reports on Form 8-K

Nicole B. Neuhaus' resignation from the Board of Directors as of November 4, 2003, filed with the Security and Exchange Commission on December 12, 2003.

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

Appointment of Mr. Douglas Hewitt of Hewitt Energy Group and Mr. Bobby Fellers of The Masada Oil and Gas Companies as a member of the Board; Appointment of Mr. Michael Cederstrom as Chief Financial Officer; Resignation of Darren Bloom from positions as Director, Secretary/Treasurer and Chief Financial Officer; filed with the Security and Exchange Commission on March 28, 2006.

Acquired first producing oil and gas lease. TX Holdings acquired a 75% working interest in the "Parks" Lease for 320 acres with approximately 22 existing wells and estimated reserves of 12M to 13M barrels; filed with the Security and Exchange Commission on April 11, 2006.

Private Placement Agreement with Brill Securities, Inc. Under the terms of the agreement, Brill Securities will act as financial advisors for the Company's private placement offering; filed with the Security and Exchange Commission on May 16, 2006.

Commencement of legal proceedings against former CFO Darren Bloom in TX Holdings, Inc. v. Darren Bloom, Case No. 06-14396CA04, 11th Judicial Circuit Court, Dade County, Florida; filed with the Security and Exchange Commission on July 31, 2006.

Hiring of W.A. "Bill" Alexander as Chief Operating Officer of TX Holdings, Inc.; filed with the Security and Exchange Commission on August, 2, 2006.

Item 14 Principal Accountants Fees and Service

The aggregate fees we paid to Ham Langston & Brezina, LLP for the years ended September 30, 2006, 2005 and 2004 were as follows:

                                              2006          2005         2004
--------------------------------------------------------------------------------
Audit Fees                                $
Audit-Related Fees
Total Audit and Audit-Related Fees

Tax Fees
All Other Fees
Total                                     $

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TX HOLDINGS, INC.


                                    By: /s/ Mark Neuhaus
                                        Mark Neuhaus
                                        Chief Executive Officer

Dated: December 22, 2006

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


           /s/ Mark Neuhaus              Chairman of the Board of Directors,             December , 2006
           ----------------                and Chief Executive Officer
             Mark Neuhaus

       /s/ Michael A. Cederstrom               Chief Financial Officer                   December , 2006
       -------------------------
         Michael A. Cederstrom

         /s/Douglas C. Hewitt                         Director                           December , 2006
         --------------------
           Douglas C. Hewitt

          /s/Bobby S. Fellers                         Director                           December , 2006
          -------------------
           Bobby S. Fellers