Form 10KSB/A
period 2005-09-30
TX Holdings, Inc.
filed 2007-01-25
CIK 1133798

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               AMENDED FORM 10-KSB
                              AMENDMENT NUMBER ONE

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2005

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________.

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

                                  Common Stock
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days. Yes [ ] No
[X]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's did not have revenues for the fiscal year ended September 30, 2005.

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [x]

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on January 23, 2007, was $ 9,776,502

There are approximately 13,966,431 shares of common voting stock of the Registrant held by non-affiliates. On January 23, 2007 the average bid and asked price was $ 0.70

As of January 23, 2007, there were 27,002,558 shares of common stock outstanding.

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

                                   FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2005

                                      INDEX
PART I______________________________________________________________________  5

   Item 1 Description of Business___________________________________________  5

   Item 2 Description of Property___________________________________________ 18

   Item 3 Legal Proceedings_________________________________________________ 20

   Item 4 Submission of Matters to a Vote of Security Holders_______________ 20

PART II_____________________________________________________________________ 21

   Item 5 Market for Common Equity and Related Stockholder Matters__________ 21

   Item 6 Management's Discussion and Analysis or Plan of Operations________ 24

   Item 7 Financial Statements______________________________________________ 28

   Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure___________________________________________ 80

   Item 8A Controls and Procedures__________________________________________ 90

   Item 8B Other Information________________________________________________ 90

PART III____________________________________________________________________ 90

   Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act___________________ 90

   Item 10 Executive Compensation___________________________________________ 93

   Item 11 Security Ownership of Certain Beneficial Owners and
        Management__________________________________________________________ 95

   Item 12 Certain Relationships and Related Transactions___________________ 98

   Item 13 Exhibits and Reports on Form 8-K_________________________________ 99

   Item 14 Principal Accountants Fees and Service__________________________ 102

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

OVERVIEW OF BUSINESS

TX Holdings, Inc. ("TX Holdings" or the "Company"), formerly named R Wireless, Inc. ("RWLS") and, prior to that, named HOM Corporation ("HOM"), is a Georgia corporation incorporated on May 4, 2000. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company acquired oil and gas leases and began development of oil and gas producing operations as of November 5, 2006.

HISTORY AND CORPORATE STRUCTURE

Previously TX Holdings acted as a holding company whose operations were conducted through two wholly-owned operating subsidiaries, Direct Lending Inc. ("Direct"), a Georgia corporation, and Homes By Owners, Inc. ("Homes"), a Georgia corporation. Direct was a licensed mortgage broker working with various financial institutions and underwriters. Homes published and distributes a monthly magazine, HOMES BY OWNERS, listing residential properties in the Augusta, Georgia/Aiken, South Carolina metropolitan area for sale by their owners and containing other advertising material. Homes also listed homes for sale on its website, www.homesbyowners.net.

Direct, incorporated January 9, 1997, was acquired by Apple Homes, Inc., ("Apple") a publicly traded company, on October 1, 1998. The stock of Direct was distributed pro rata to the stockholders of Apple who were of record on March 1, 1999. Homes was incorporated December 6, 1999 as a subsidiary of Direct. Effective July 5, 2000, the Company, which had been created with a minimal initial investment, effected a reorganization with Direct and Homes. Direct shareholders became shareholders of the Company and Direct and Homes became wholly owned subsidiaries of the Company.

On December 12, 2002, MA&N, LLC ("MA&N") acquired control of the Company through purchase of 4,647,626 shares of common stock representing 51% of the Company's 9,112,992 outstanding shares of common stock and causing the majority of the directors of the Company, including the current CEO of the Company, Mark Neuhaus, and his wife, Nicole B. Neuhaus, to be persons associated with MA&N. The name of the Company was changed from HOM Corporation to R Wireless, Inc. effective as of January 22, 2003. The specified consideration from MA&N for this purchase was (a) causing the provision of Internet Service Provider, or ISP, wireless service from not less than 5 nodes, (b) provision of consulting services on financial and management matters to the Company for at least two years, (c) arranging for personnel to manage the Company, (d) development of a business plan by MA&N to acquire additional business operations in the ISP wireless business and the subsequent administration of such plan, and (e) funding the accounting and legal costs associated with compliance to United States Securities and Exchange Commission regulations. MA&N fully furnished the required financial payments and was deemed to satisfy the specified consideration. Furthermore, the following changes were implemented: CUSIP number was changed to 74976E 10 4 as of February 4, 2003, and the trading symbol was changed to RWLS as of February 19, 2003.

In early 2003 the Company contemplated business opportunities in the wireless fidelity business, more commonly known as Wi-Fi industry (the term is used generically when referring to any type of 802.11 network, such as 802.11b, 802.11a, or dual-band). Due to the competitive nature of the Wi-Fi business, resulting from numerous entries of large companies with significant research and development capabilities, the Company was not able to establish itself in this industry. Various acquisitions were considered, some of which required extensive due diligence and research, but none of these was completed.

On December 5, 2004, the Company announced plans to change business direction based on recent global political and economic developments that drastically increased the price of energy. The restricted supply of oil and gas from OPEC member countries and other exporters led to a surge in energy prices. These trends opened new opportunities for local companies in the oil and gas sector, and the Company decided to pursue this opportunity. In connection with this decision, the Company effected its name change to "TX Holdings, Inc." on September 1, 2005. Management believes the new name reflects the new business direction of the Company, specifically the acquisition of producing oil and gas properties. Furthermore, the following changes were implemented: CUSIP number changed to 873 11R 101 as of September 6, 2005, and the trading symbol changed to TXHG as of September 19, 2005.

On September 4, 2003, the Company signed an agreement with Jim Evans ("Evans"), sole owner of Freedom Homes, Inc. ("Old Freedom"), established in Wrens, Georgia and currently based in Augusta, Georgia, a manufactured housing dealer. The agreement was for the acquisition of Old Freedom by Homes in exchange for stock of Homes that gave Evans 70%, and left TX Holdings with 25%, of the outstanding common stock of Homes. Robert W Wilson ("Wilson") the President and Chief Executive Officer of the Company prior to the acquisition of control by MA&N, received 5% of the outstanding common stock of Homes for services in connection with the transaction and otherwise. (SEE EXHIBIT 2.3). The transaction was subject to a condition subsequent that a financing for Homes of $500,000 be completed by March 5, 2004, which subsequently was extended to April 5, 2004 (SEE EXHIBIT 2.5). The condition subsequent was not fulfilled, and consequently the shares of Old Freedom were returned to Evans, and the shares of Homes held by Evans were returned to the Company. As a result, TX Holdings owned 95% of the outstanding common stock of Homes and Wilson owned 5%.

Effective March 25, 2005, Evans (again the owner of all the outstanding common stock of Old Freedom), Old Freedom, TX Holdings (the owner of 95% of the outstanding common stock of Homes), Homes and Robert Wilson ("Wilson", the owner of 5% of the outstanding common stock of Homes) executed an Agreement to Merge that provided for the merger of Old Freedom into Homes (with Homes taking the name Freedom Homes, Inc. following the effectiveness of the merger, after which it is referred to as "New Freedom". (SEE EXHIBIT 10.4)). As a result of the merger, Evans would own 4,100,000 shares (63.1%), TX Holdings would own 2,100,000 shares (32.3%), and Wilson would own 300,000 shares (4.6%), of the outstanding common stock of New Freedom. That agreement contemplated that an additional 500,000 shares of New Freedom common stock would be issued in a private placement at $1.00 a share for a total of $500,000 (which has not been accomplished but which TX Holdings, New Freedom and Old Freedom agreed to use their best efforts to accomplish). TX Holdings, New Freedom, Evans and Old Freedom also undertook to use their respective best efforts to cause at least 50% (and possibly all) of the 2,100,000 shares of common stock of New Freedom that TX Holdings held to be spun off to its shareholders (which then could not be legally done in view of the financial situation of the Company). In implementation of the Agreement to Merge, Freedom and Old Freedom entered into an Agreement and Plan of Merger dated as of May 12, 2005, which became effective May 26, 2005 as a statutory merger under Georgia law and is designed to qualify as a tax-free reorganization for Federal and Georgia tax purposes. Although Homes was the surviving corporation the resulting corporation, is named Freedom Homes, Inc.

RECENT DEVELOPMENTS

In February 2006 TX Holdings entered into a Memorandum of Understanding to acquire oil and gas Leases located in Texas. The negotiations and due diligence under the Memorandum of Understanding were concluded on November 1, 2006 resulting in TX Holdings acquiring a turn-key operation for the acquisition of the prospect known as Contract Area #1 located in the counties of Callahan and Eastland, Texas. On August 1, 2006 TX Holdings acquired the Williams Lease, located in Callahan County, Texas. On April 11, 2006 TX Holdings acquired the Parks Lease, located in Callahan County, Texas.

On March 28, 2006, TX Holdings appointed to its Board of Directors Bobby Fellers who has worked in the oil and gas business for more than thirty years. Mr. Fellers has assisted TX Holdings in the acquisition of the above referenced leases and owns a forty percent working interest position in the Contract Area #1 lease and a twenty-five percent working interest in the Parks Lease. In addition Mr. Fellers is employed by Masada Oil & Gas a Texas corporation, which is the current operator of record on both the Parks and Contract Area 1 leases that TX Holdings owns.

On March 28, 2006 TX Holdings appointed Douglas C. Hewitt to its Board of Directors. Mr. Hewitt has in excess of twenty years in the oil and gas business and more than eighteen years in the organizing and building of energy and technology businesses. Mr. Hewitt is currently an operator and owner of an independent oil and gas production and exploration company.

On March 28, 2006 TX Holdings appointed Michael A. Cederstorm as the interim Chief Financial Officer of TX Holdings while TX Holdings completes its reorganization as an exploration and production company. Mr. Cederstrom has served as the Chief Financial Officer for several oil and gas companies over the past 10 years. Once oil and gas production has been instituted a new Chief Financial Officer will be sought.

On August 2, 2006 TX Holdings appointed W.A. ("Bill") Alexander as the Chief Operating Officer. Mr. Alexander is a licensed Petroleum Engineer with over 30 years of experience. Mr. Alexander is experienced in all areas of exploration and production of oil and gas fields.

BACKGROUND FOR OIL AND GAS BUSINESS ACTIVITIES

On August 30, 2005 oil prices reached a high of $70.85 although since that time prices have increased some and have subsequently declined. At December 8, 2006 oil closed on the New York Mercantile Exchange at approximately $62.00 a barrel. At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure, becomes financially viable. The current corporate direction is to acquire through purchase, merger and option, fields with proven reserves and excellent development prospects. Concurrently, the Company is exploring options for the acquisition of operational expertise and equipment.

This strategy is contingent upon the Company's ability to obtain sufficient capital to fund the high start up costs of testing, analyzing, acquiring capital equipment and lease acquisition. On May 11, 2006 the Company announced that it had entered into a private placement agreement with Brill Securities, Inc. Pursuant to the private placement agreement the Company completed the sale of 4,133,324 units during the 3rd quarter of 2006 at a price of $0.30 per unit, for a total of $1, 240,000, which after commission and expenses resulted in net proceeds of approximately $1,179,500. Each unit includes one share of common stock and a warrant to purchase an additional share at a price of $0.50 per share. This infusion of capital allowed the Company to pursue its strategy of acquiring oil and gas producing properties.

On September 1, 2005 TX Holdings announced an agreement whereby W.D. Von Gonten & Co., of Houston, Texas will advise the Company on economics and future value projections of prospective wells and producing properties. An essential component of Von Gonten's service offerings is the provision of certified reserve reports.

CURRENT OIL AND GAS ACTIVITIES

We are actively engaged in the exploration, development, production and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006 we entered into a Purchase Sale Agreement
(PSA) with Masada Oil & Gas, Inc. ("Masada") Masada has served as the contract operator in the three leases that TX Holdings currently holds in the counties of Callahan and Eastland, Texas. The leases and the current working interest of TX Holdings in each lease are as follows:

a. Contract Area # 1, 60% Working Interest;
b. Park's Lease, 75% Working Interest;
c. Williams Lease, 89% Working Interest

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

When and if we begin to sell natural gas we will be affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the Federal Energy Regulatory Commission ("FERC"), which sets the rates and charges for the transportation and sale of natural gas, adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. The stated purpose of FERC's changes is to promote competition among the various sectors of the natural gas industry. In 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas by pipeline. Every five years, FERC will examine the relationship between the change in the applicable index and the actual cost changes experienced by the industry. We are not able to predict with certainty what effect, if any, these regulations will have on us.

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

RESEARCH AND DEVELOPMENT

The company expends funds for the research of and locating potential producing and previously producing fields to acquire. The research consists of obtaining production records, reviewing well logs and evaluating geological information on sites. The information is evaluated by Petroleum Engineers to determine well locations and potential recoveries.

During 2004 and 2005 we did not incur any research and development expenditures.

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

FORMER BUSINESS OF TX HOLDINGS, INC.

BUSINESS OF FREEDOM HOMES, INC. ("NEW FREEDOM")

The principal business of New Freedom is the retailing of manufactured homes, which has been its principal business since the merger of Old Freedom into Homes, which was renamed "Freedom Homes Inc.", the name of Old Freedom, when merger became effective on May 26, 2005 ("Freedom Merger"). Prior to the effective dates of the Freedom Merger, publishing the periodic magazine, FOR SALE BY OWNER, and maintaining the residential sales web site was the only business of Homes. Subsequent to the Freedom Merger, the periodic magazine was discontinued and the web site no longer maintained, although New Freedom has intermittently issued a magazine in support of a local real estate broker.

For the periods covered by the financial statements herein and until May 26, 2005, none of the operations of Old Freedom are included in the financial statements of the Company. From May 26, 2005, the operations of New Freedom are not consolidated with the financial statements of the Company since New Freedom no longer is a subsidiary and is under the control of Jim Evans, not TX Holdings. Old Freedom began to sell pre-owned manufactured homes in the Augusta, Georgia market in February 2002. In June, 2004, it became a retailer of new homes manufactured by Horton Homes and subsequently has also sold new homes manufactured by Southern Energy Homes and Precision Homes. TX Holdings owns a 32.3% interest in New Freedom Homes and TX Holdings management has determined to value it interest in New Freedom Homes at a value of $0.00. TX Holdings has not received any revenue, dividends or distributions from Freedom Homes since its merger on May 26, 2005. New Freedom Homes is a private company that is not publicly traded with limited investors and no market for its stock. The liquidation value of Freedom Homes would be difficult to determine and no market is currently available for the transfer of TX Holdings' shares.

BUSINESS OF DIRECT LENDING, INC.

Direct Lending, Inc. ("Direct") was a mortgage broker. It located sources of capital willing to grant home mortgage loans to clients of Direct. Direct acted as a broker and was paid a fee only upon the closing of a loan to a customer. These fees were typically in the range of $2,000 for each loan closed by Direct and are the result of origination fees, and yield spread income.

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

SALE OF THE ASSETS AND BUSINESS OF DIRECT LENDING, INC.

In Fiscal 2002, in an environment of sharply declining interest rates, residential housing became more affordable to new home buyers as monthly mortgage payments fell and existing homeowners made the decision to refinance their old mortgages with new low rate loans. Direct management increased its personnel, leased additional space and incurred other additional expenses to capture a share of the new growth in the mortgage brokerage business. In October 2002 management decided to sell Direct, and on November 25, 2002, completed the sale of Direct to Stuckey Enterprises, Inc., an unaffiliated entity, ("Stuckey"). The sale included all of the assets of Direct other than its corporate records, but including the name, Direct Lending. TX Holdings assumed the past liabilities of Direct. Mortgage transactions originating prior to October 25, 2002 were for the account of TX Holdings and subsequent transactions were for the account of Stuckey. Stuckey assumed responsibility for the employees and premises and equipment costs from October 25, 2002, thus relieving TX Holdings of these expenses. Stuckey agreed to pay a $5,000 down payment and 484 per month for thirty six months. Following the initial down payment of $5,000, Stuckey made two payments of $484. In January 2003, the terms of the original agreement were renegotiated, and on January 14, 2003 Stuckey made a payment of $10,000 as an agreed upon lump sum payment. The total amount received from Stuckey was $15,968.

COMPANY EMPLOYEES AND OTHER WORKERS

As of December 20, 2006 we had 3 employees. Mark S. Neuhaus is Chairman of the Board of Directors and President of TX Holdings. On March 28, 2006 Michael A. Cederstrom was appointed the interim Chief Financial Officer of TX Holdings. Mr. Cederstrom works on a part time basis with the understanding that once full scale oil and gas production is achieved a permanent chief financial officer will be named. Mr. Cederstrom also provides legal services through his law firm, Dexter and Dexter. On August 2, 2006 TX Holdings appointed W.A. "Bill" Alexander as the Chief Operating Officer. Other specialized functions are provided as necessary through the engagement of independent consulting contractors.

At September 30, 2005 we had 2 employees, Mark Neuhaus as the Chief Executive Officer and Darren Bloom as the Chief Financial Officer. In March 2006 Mr. Bloom resigned.

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

WE HAVE FAILED TO REMAIN CURRENT ON OUR REPORTING REQUIREMENTS. WE HAVE BEEN REMOVED FROM THE OTC BULLETIN BOARD LIMITING THE ABILITY OF BROKER-DEALERS TO SELL OUR SECURITIES AND THE ABILITY OF SHAREHOLDERS TO SELL THEIR SECURITIES IN THE SECONDARY MARKET.

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

BRIEF OPERATING HISTORY - NO ASSURANCE OF PROFITABILITY

The Company has a brief operating history. Although we commenced operations in 1997, original management has been replaced as previous operations have not been profitable. The Wi-Fi business contemplated subsequent to the acquisition of a controlling interest in the Company by MA&N did not materialize. The Company has recently completed the acquisition of its initial oil and gas leases. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to produce and acquire sufficient productive wells to meet its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to meet all of its expenses to achieve profitability.

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

ITEM 2 DESCRIPTION OF PROPERTY

The Company has its principal leases in Abilene, Texas. The Company is currently utilizing space of Masada Oil, a company that Bobby Fellers has a beneficial interest in and that currently performs some of our field operations. Most research and field activities as related to the oil and gas business are being conducted from this office. The company's headquarters are located at 1701 North Judge Ely Blvd., Suite 6420, Abilene, Texas 79601. Our telephone number is 682 - 286 - 3116. In addition we maintain an office in Miami, Florida. The office in Miami is provided by Mark Neuhaus. The company has paid the utilities and improvements only associated with the offices and no rent. Management believes that these properties will be sufficient for its current and immediately foreseeable administrative needs. The Company does not hold any investments or interests in real estate other than the oil and gas leases it holds for its operational needs. The company currently seeks additional oil and gas leases for operational purposes, which is an essential part of operations of any oil and gas production company.

We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economical feasible based on the current and predicted future price of oil and gas. It is the Company's current plan to re-enter old wells in a confined area and then utilize water flood techniques to produce the wells. Water flood techniques work well on shallow wells to push the oil to the producing wells to facilitate recovery. The leases currently owned by the Company allow the Company to produce to a depth of a depth of 1,000 feet from the surface. It is the Company's intention to initially place these leases into production in the shallow development to produce cash flow for the Company. Once these wells are in production the Company will then consider the opportunity for deeper drilling.

We are presently developing leases referred to as the Contract Area # 1; Parks Lease; and the Williams Lease. The Contract Area # 1 Lease contains four leases containing a total of 247 acres. The Park's Lease is a single lease containing 320 acres. The Williams Lease contains 4 leases containing a total of approximately 843 acres. All three fields are located in the counties of Callahan and Eastland, Texas.

LEASE AND ROYALTY TERMS

CONTRACT AREA # 1

Located in the counties of Callahan and Eastland, Texas, this lease includes the turn key development of the field. The Purchase and Sale Contract provides for a total investment of up to $7,200,000. To reach this purchase price Masada Oil & Gas will need to procure an additional 1186 acres in Callahan County, Texas which is contiguous to the Company's currently owned 247 acres. In addition the Purchase and Sale agreement contemplates that Masada Oil & Gas will perform all of the work on the field to put into production a minimum of 121 wells within 21 months. This production schedule is conditioned upon the Company providing the funds necessary to complete the work on a timely basis and Masada Oil & Gas' ability to acquire the additional acreage. If Masada Oil & Gas is unable to deliver the additional acreage the Purchase and Sale Agreement will be adjusted to reduce the price of the purchase. This field is carried on the financial statements at the amount that has been paid to date for the field and not at the price contained in the Purchase and Sale Agreement. The ultimate total price is conditioned upon performance and future acquisitions. TX Holdings currently own a 60% working interest in the field and Masada Oil and Gas owns a 40% working interest. The ORRI on each lease varies, thus the net revenue interest the Company will receive from the wells of the respective leases will also vary. The table below sets forth the royalty interest for each lease, the net working interest and the gross acreage of each lease within Contract Area # 1:

        DESCRIPTION                           ORRI            WORKING INTEREST
        -----------                           ----            ----------------

Roy Adams Lease RRC #01470                   17.97%                 60%

W. Isenhower Lease RRC# 20398                20.00%                 60%

Isenhower Lease RRC# 21474                   26.25                  60%

Isenhower Estate Lease RRC # 30700           20.00%                 60%

As of November 25, 2006, there were eighteen producing oil wells on the leases. The production of the wells is minimal, from 1 to 2 bbls per day on average. The Company is in the process of implementing the development of the water flood program. The water flood will inject water into the field through injection wells. The water will force the oil towards the production wells so that it can be recovered. The Company's wells on this field are considered shallow wells and only produce to a depth of 1000 feet.

PARKS LEASE

This lease includes 320 acres in which we have a 75% working interest and a 63% net revenue interest in the oil and gas produced from this field. The land owners of this lease own a 12.5% royalty interest in the production. Masada Oil and Gas owns a 25 % working interest in the lease. There are currently 30 wells on this lease and none of the wells are currently producing. The lease provides that TX Holdings is limited to production from 1,000 feet and above.

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

ITEM 3 LEGAL PROCEEDINGS

Management is currently aware of one pending, past or present litigation involving the Company which management does not believe could have a material adverse effect on the Company. Management does not know of any outstanding bankruptcy or receivership issues and is not aware of any securities law violations other than the failure to file timely Form 10-KSB for 2005 and timely Forms 10-QSB for the quarterly periods in 2005 and 2006.

TX Holdings has filled an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04 entitled TX Holdings, Inc vs. Darren Bloom. The Company has brought an action against Mr. Bloom for breach of contract, damages and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006 after serving only 9 months. Mr. Bloom currently owns 2,000,000 shares of TX Holdings common stock. Management believes that this matter can be resolved and will have no material effect on the Company operations. The cancellation of shares, if granted, would have a positive effect on Earnings Per Share.

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

ITEM 4 SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5 - MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

MARKET INFORMATION

The common stock of TX Holdings is currently traded on Pink Sheets, under the symbol TXHG.

The following table sets forth the high and low bid prices of our Common Stock for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                         BID PRICES ($)
                                     HIGH              LOW
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

As of December 8, 2006 there were approximately 184 holders of record of our common stock

On January 21, 2005, the company signed a subscription agreement with Pink Sheets LLC for Real Time Inside Quote and Full Level II Quote Montage on www.pinksheets.com. The service keeps investors up-to-date by providing real time quotes of the Company's common stock. All expenses associated with this service are paid by the Company.

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

HOLDERS

As of September 30, 2006, TX Holdings has issued and outstanding 27,002,558 shares of common stock. Warrants were issued to Baker Johnston & Wilson LLP exercisable for 1,434,088 shares that have been distributed to its two partners, David R. Baker and J. Brooke Johnston, Jr., so that each now holds warrants exercisable for 717,044 shares; to Douglas C. Hewitt exercisable for 300,000 shares; to Michael A. Cederstrom exercisable for 200,000 shares; to Bobby Fellers exercisable for 300,000 shares; to W.A. ("Bill") Alexander exercisable for 250,000 shares, and to purchasers of units in the Private Placement exercisable for a total of 4,633,324 shares, all of which have not been exercised. Of the total 27,002,558 shares outstanding as of December 8, 2006, 16,550,124 were deemed "restricted securities," as defined by the Act when issued to their registered owner and continues to have their restricted status noted on the books of TX Holdings' transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

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

RECENT SALES OF UNREGISTERED SECURITIES

As of September 30, 2006, TX Holdings has issued and outstanding 27,002,558 shares of common stock. As of September 30, 2005, TX Holdings had issued and outstanding 16,705,593 shares of common stock. On December 12, 2002, MA&N acquired control of the Company through purchase of 4,647,626 shares of common stock representing 51% of the 9,112,992 outstanding shares of common stock of the Company.

Robert S. Wilson was the Chairman and Chief Executive Officer of the Company since its incorporation on June 16, 2000, until December 12, 2002. He resigned as a member of the Board of Directors on April 30, 2003. Mr. Wilson had agreed to accept options to purchase 294,341 shares of the Company's common stock in lieu of compensation due him for his tenure with the Company. In December 2005, Mr. Wilson exercised all of his options.

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

On July 1, 2005, the Company authorized the issuance of 350,000 shares of TX Holdings common stock to Ned Baramov for services, valued at $28,000, in relation to the preparation of SEC filings. Mr. Baramov's role included assisting the Company in record keeping, accounting and data management. Mr. Baramov is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

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

On August 5, 2005, 461,942 shares of TX Holdings common stock were issued to David R. Baker, 361,942 representing settlement of $36,494.20 of legal fees and expenses of Haskell Slaughter Young & Rediker, LLC that were due to Mr. Baker (the issuance being 3,000 shares less than required, which additional shares will be issued in due course) and 100,000 shares representing an accountable retainer valued at $10,000 for future services and expenses of Haskell Slaughter Young & Rediker, LLC in assisting the Company (through Mr. Baker) in bringing all required SEC filings up to date. Mr. Baker is an accredited investor. Such services exceeding $10,000 in value have been performed. The sale was exempt pursuant to Section 4(2) of the Securities Act of 1933.

On December 12, 2005, the Company issued 2,000,000 shares of its common stock to Darren Bloom as his compensation in the role of, CFO, Secretary - Treasurer. Mr. Bloom is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933. TX Holdings has filed suit against Mr. Bloom for the return of the shares for breach of contract. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months. (SEE Item 3 Litigation, above)

On March 28, 2006 a warrant to purchase 200,000 shares of common stock of TX Holdings, Inc. at an exercise price of $0.30 was issued to Michael A Cederstrom. The warrant expires on March 31, 2010 and is callable by the Company on or after March 27, 2007 if the market value of TX Holding Stock is has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

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

During May 2006 the Company entered into a Private Placement Agreement with Brill Securities, Inc. to act as a financial advisor for the private placement of shares of common stock of TX Holdings. Pursuant to the Private Placement Memorandum approximately $1,240,000 of units were placed. The units contained an aggregate of 4,633,324 shares of the Company's common stock and 4,633,324 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of two years at an exercise price of $.50 per share. In connection with the offering, the Company paid a placement fee of $70,500 in cash. In addition, the placing agent was issued warrants to purchase 235,000 shares of common stock on the same terms and conditions as the investors. The net proceeds of the offering will be used by the Company to purchase necessary equipment to upgrade, replace, repair equipment on site at the fields we lease; to search, negotiate and acquire additional oil and gas leases; and general corporate purposes. All units placed were sold pursuant to Rule 144 of the act. All purchasers of the units met the definition of an accredited investor.

SHARE REPURCHASES

None.

ITEM 6 - MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company has never earned a profit, and has incurred an accumulated deficit of $2,253,297 as of September 30, 2005. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties. As of September 30, 2006 the Company was able to raise $1,240,000 in equity. The Company has used these funds to purchase three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company believes it will begin oil production in early 2007. Revenues derived from the sale of this oil will be limited until the fields are in full production. It is estimated it will take approximately one year to reach full production levels. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. It is anticipated that the Company will have in excess of 100 wells in operation, each with estimated potential to produce 2 to 12 barrels ("bbls") per day once proper techniques are utilized. The Company believes it should be profitable at approximately 200 bbls of oil produced per day. The Company's success will be determined by how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2005 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2004;

REVENUES FROM OPERATIONS - Revenues for the years ended September 30, 2005 and 2004 were zero because $26,605 of revenue for the year ended September 30, 2004, were reclassified to discontinued operations. During the fiscal year 2005 TX Holdings sold a 67.7% interest in Freedom Homes and Direct and wrote-off its remaining 32.3% interest in Freedom Homes. This decision was based on the fact that management believes that there is no continuing value in Freedom Homes due to the lack of a market place for the common stock of Freedom Homes, and the fact that Freedom Homes not paying a dividend and has not demonstrated the ability to be a profitable Company.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $235,820 for the fiscal year ended September 30, 2005 an increase of $110,031 or 88% compared to $125,789 for the fiscal year ended September 30, 2004. The increase in these operating expenses are directly associated with the Company's new business strategy of oil and gas exploration and production.

LOSS FROM CONTINUING OPERATIONS - For the fiscal year ended September 30, 2005 the Company incurred a loss of $449,790 compared to a loss of $129,639 for the fiscal year ended September 30, 2004, an increase in loss of $320,151 or 247%. The major reason for this loss was the expense associated with the effort to bring the Company back into compliance with the reporting requirements of the SEC and shift its focus to oil and gas exploration and production and, the cost of obtaining forbearance of certain accounts payable for the amount of $211,098.

NET OPERATING LOSS CARRYFORWARD FOR TAX PURPOSES - As at September 30, 2005, the Company has tax net operating loss carryforwards of approximately $2,038,000 that expire in 2018 through 2025. Approximately $1,190,000 of the net operating loss carryforwards were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through September 30, 2005 were approximately $846,000. The total net operating losses available to the Company to offset future taxable income are approximately $1,270,000. In view of the anticipated losses sustained subsequent to September 2005, the net operating loss carryforwards will have increased. This amount, tax effected (assuming an estimated net federal and state tax rate of 34%), resulting from differences in reporting for income tax and financial statement purposes, or a total of approximately $432,000 as of September 30, 2005 a net deferred tax asset that may be used against the Company's future income tax. For financial statement purposes, a valuation allowance of $432,000, or 100%, has been taken against net deferred taxes as of September 30, 2005. A larger equivalent valuation will be taken against the larger amount of such assets subsequently. There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. (SEE NOTE 4 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS).

LIQUIDITY

At September 30, 2005 we had no cash or cash equivalents. We did have $10,000 of prepaid assets. As of September 30, 2004 we had no cash, cash equivalents or any current assets.

Historically the company has lacked liquidity, a result of insufficient financing alternatives available to the company and the lack of a business strategy that produced significant revenues. Since MA%N took a controlling interest in the Company in December 2002, Mr. Neuhaus has provided loans to the Company providing the Company with $161,661 for operating purposes during 2005. Shareholder Advances increased from $53,036 in 2004 to $214,697 in 2005 for an increase of 304.8%. The Company has also made an arrangement with its primary creditor concerning an Account Payable in the amount of $215,113 to accept 1,434,000 warrants to purchase common stock of the Company. (See Recent Sale of Unregistered Securities). The $215,113 represents 93% of the Company's outstanding Account Payable of $220,277.

During the Third quarter of 2006 the Company was able to complete a Private Placement of $1,240,000 of units of common stock and warrants to purchase common stock to accredited investors. This placement has provided the Company with the liquidity to enter into the oil and gas business to acquire oil and gas leases. (See Oil and Gas Business). However, based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the production of the oil and gas in the wells we currently own and lease, and the acquisition of additional oil and gas producing properties.

THREE MONTHS ENDED DECEMBER 31, 2004 COMPARED TO THE THREE MONTHS ENDED DECEMBER 31, 2003

REVENUES FROM OPERATIONS - Revenues for the three months ended December 31, 2004 and 2003 were zero because $9,334 of revenue for the three months ended December 31, 2003, were reclassified to discontinued operations. During the fiscal year 2005 TX Holdings sold a 67.7% interest in Freedom Homes and Direct and wrote-off its remaining 32.3% interest in Freedom Homes. This decision was based on the fact that management believes that there is no continuing value in Freedom Homes due to the lack of a market place for the common stock of Freedom Homes, and the fact that Freedom Homes not paying a dividend and has not demonstrated the ability to be a profitable Company.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $23,681 for the quarter ended December 31, 2004 an increase of $11,590 or 96% compared to $12,091 for the quarter ended December 31, 2003. The increase in operating expenses was primarily the result of an increase in miscellaneous operating expenses of $21,473 due to higher travel expenses, partially offset by lower professional fees in the amount of $10,478. Miscellaneous expenses were $21,473 for the quarter ended December 31, 2004 compared to zero for the quarter ended December 31, 2003 due to the fact that miscellaneous expenses in the 2003 quarter were attributable to discontinued operations. Professional fees during the quarter ended December 31, 2004 were $1,493 compared to $11,971 for the quarter ended December 31, 2003. All these changes are directly related to the change in the Company's main business and are temporary in nature for the quarter.

NET INCOME/LOSS - For the quarter ended December 31, 2004 the Company had net income of $84,243 compared to a net loss of $15,163 for the quarter ended December 31, 2003, a change of $99,406 or 656%. The major reason for the net income in 2005 is fully attributed to a gain of $108,892 from the sale of affiliates.

THREE MONTHS ENDED MARCH 31, 2005 COMPARED TO THREE MONTHS ENDED MARCH 31, 2004

REVENUES FROM OPERATIONS - Revenues for the three months ended March 31, 2005 and 2004 were zero because $7,526 of revenue for the three months ended March 31, 2004 were reclassified to discontinued operations. During the fiscal year 2005 TX Holdings sold a 67.7% interest in Freedom Homes and Direct and wrote-off its remaining 32.3% interest in Freedom Homes. This decision was based on the fact that management believes that there is no continuing value in Freedom Homes due to the lack of a market place for the common stock of Freedom Homes, and the fact that Freedom Homes not paying a dividend and has not demonstrated the ability to be a profitable Company.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $6,972 for the three months ended March 31, 2005 a decrease of $34,221 or 83% compared to $41,193 for the three months ended March 31, 2004. The decrease in the operating expenses occurred as the Company was in the initial phases of entering a new industry (oil and gas) and had not started full operations and had not engaged the necessary professionals to assist in the selection process of potential oil and gas producing properties. During the three month period ended March 31, 2004 professional fees accounted for $41,073 of expense associated with previous business strategies of the Company. During the three months ended March 31, 2005 professional fees were $2,689.

LOSS FROM CONTINUING OPERATIONS - For the three months ended March 31, 2005 the Company incurred a loss of $7,919 compared to a loss of $42,018 for the three months ended March 31, 2004, a change of $34,099 or 81%. The major reason for this decrease in loss for the three months ended March 31, 2006 was the decision to stop previous strategies of the Company and focus on the oil and gas exploration and production industry, the company had not ramped up full operations to locate and select oil and gas producing properties.

NET INCOME/LOSS - For the quarter ended March 31, 2005 the Company had a net loss of $7,919 compared to a net loss of $44,027 for the quarter ended March 31, 2004, a change of $36,108 or 82%. The major reason for the reduction of net loss was the decision to stop previous strategies of the Company and focus on the oil and gas exploration and production industry, the company had not ramped up full operations to locate and select oil and gas producing properties.

SIX MONTHS ENDED MARCH 31, 2005 COMPARED TO SIX MONTHS ENDED MARCH 31, 2004

REVENUES FROM OPERATIONS - Revenues for the six months ended March 31,2005 and 2004 were zero because $16,860 of revenue for the six months ended March 31, 2004, were reclassified to discontinued operations. During the fiscal year 2005 TX Holdings sold a 67.7% interest in Freedom Homes and Direct and wrote-off its remaining 32.3% interest in Freedom Homes. This decision was based on the fact that management believes that there is no continuing value in Freedom Homes due to the lack of a market place for the common stock of Freedom Homes, and the fact that Freedom Homes not paying a dividend and has not demonstrated the ability to be a profitable Company.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $30,653 for the six months ended March 31, 2005, a decrease of $22,631 or 42% compared to $53,284 for the six months ended March 31, 2004. The decrease in the operating expenses occurred as the Company was starting to enter a new industry (oil and gas) and had not started full operations and had not engaged the necessary professionals to assist it in the selection process of potential oil and gas producing properties. In the six month period ended March 31, 2004 professional fees accounted for $53,044 of expense associated with previous business strategies of the Company, comparatively, during the six months ended March 31, 2005 professional fees were $4,182. Although, during this six month period ended March 31, 2005 the company began to increase miscellaneous expenses to $25,111 associated with its new business strategy.

LOSS FROM CONTINUING OPERATIONS - For the six months ended March 31, 2005 the Company incurred a loss of $32,568 compared to a loss of $54,802 for the six months ended March 31, 2004, a change of $22,234 or 41%. The major reason for this decrease in loss for the three months ended March 31, 2006 was the decision to stop previous strategies of the Company and focus on the oil and gas exploration and production industry, the company had not ramped up full operations to locate and select oil and gas producing properties.

NET GAIN/LOSS - For the six months ended March 30, 2005 the Company had net income of $76,324 compared to a loss of $59,190 for the six months ended March 31, 2004, a change of $135,514 or 229%. The major reason for the net income in 2005 is fully attributed to a gain of $108,892 from the sale of affiliates.

THREE MONTHS ENDED JUNE 30, 2005 COMPARED TO THREE MONTHS ENDED JUNE 30, 2004

REVENUES FROM OPERATIONS - Revenues for the three months ended June 30, 2005 and 2004 were zero because $5,895 of revenue for the three months ended June 30, 2004, were reclassified to discontinued operations. During the fiscal year 2005 TX Holdings sold a 67.7% interest in Freedom Homes and Direct and wrote-off its remaining 32.3% interest in Freedom Homes. This decision was based on the fact that management believes that there is no continuing value in Freedom Homes due to the lack of a market place for the common stock of Freedom Homes, and the fact that Freedom Homes not paying a dividend and has not demonstrated the ability to be a profitable Company.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $62,505 for the three months ended June 30, 2005 an increase of $38,098 or 156% compared to $24,407 for the three months ended June 30, 2004. The increase in the operating expenses occurred as the Company was entering the new industry (oil and gas) and started full operations engaging the necessary professionals to assist it in the selection process of potential oil and gas producing properties, the professional fees during the three month period ended June 30, 2005 was $38,383 compared to $22,401 for the three months ended June 30, 2004, an increase $15,982 or 71%. The Company also incurred $5,000 of lease expense associated with its oil and gas business during the three month period ended June 30, 2005 with no similar expense associated with its previous business activities during the three month period ended June 30, 2004.

LOSS FROM CONTINUING OPERATIONS - For the three months ended June 30, 2005 the Company incurred a loss of $63,462 compared to a loss of $25,472 for the three months ended June 30, 2004, an increase of $37,990 or 149%. The major reason for this increase in loss for the three month period ended June 30, 2005 was the Company's increased activities to locate and select oil and gas producing properties associated with its new business focus.

NET INCOME/LOSS - For the quarter ended June 30, 2005 the Company had a net loss of $63,464 compared to a net loss of $27,979 for the quarter ended June 30, 2004, a change of $35,485 or 127%. The major reason for the reduction of net loss was the decision to stop previous strategies of the Company and focus on the oil and gas exploration and production industry, the company had not ramped up full operations to locate and select oil and gas producing properties.

NINE MONTHS ENDED JUNE 30, 2005 COMPARED TO NINE MONTHS ENDED JUNE 30, 2004

REVENUES FROM OPERATIONS - Revenues for the nine months ended June 30, 2005 and 2004 were zero because $22,755 of revenue for the nine months ended June 30, 2004, were reclassified to discontinued operations. During the fiscal year 2005 TX Holdings sold a 67.7% interest in Freedom Homes and Direct and wrote-off its remaining 32.3% interest in Freedom Homes. This decision was based on the fact that management believes that there is no continuing value in Freedom Homes due to the lack of a market place for the common stock of Freedom Homes, and the fact that Freedom Homes not paying a dividend and has not demonstrated the ability to be a profitable Company.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $93,158 for the nine months ended June 30, 2005 an increase of $15,467 or 20% compared to $77,691 for the nine months ended June 30, 2004. The increase in the operating expenses occurred as the Company decided to enter a new industry (oil and gas) and to engage the necessary professionals to assist it in the selection process of potential oil and gas producing properties. During the nine month period ended June 30, 2004 professional fees accounted for $75,445 of expense associated with previous business strategies of the Company. During the nine months ended June 30, 2005 professional fees were $42,565. In addition, the Company increased miscellaneous expenses during the nine month period ended June 30, 2005 to $44,113 compared to $1,886 for the nine month period ended June 30, 2004. The Company also incurred $5,000 of lease expense associated with its oil and gas business during the nine month period ended June 30, 2005 with no similar expense associated with its previous business activities during the nine month period ended June 30, 2004.

NET GAIN/LOSS - For the nine months ended June 30, 2005 the Company incurred a gain of $12,860 compared to a loss of $87,169 for the nine months ended June 30, 2004, a change of $100,029 or 115%. The major reason for the net income in 2005 is fully attributed to a gain of $108,892 from the sale of affiliates.

ITEM 7 - FINANCIAL STATEMENTS

The Company's consolidated balance sheets as of September 30, 2005 and 2004, and the related consolidated statements of operations, changes in stockholders deficit and cash flows for the years then ended have been audited by Ham, Langston & Brezina, LLP, independent registered public accountants. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern.

On February 6, 2006 the Company received permission to file a comprehensive Form 10-KSB which includes the interim financial statements for the quarters ended December 31, 2004, March 31, 2005 and June 30, 2005 in lieu of filing Forms 10QSB for those quarters. The Company is required to include within its 2005 10-KSB the following information:

         1. Unaudited condensed financial statements that have reviewed by a PCAOB registered accountant in a level of detail consistent with SX rule 10-01(a)and (b) for the applicable quarters of 2004 and 2005.

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


TX HOLDINGS, INC. FINANCIAL STATEMENTS
TABLE OF CONTENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND 2004 AND THE QUARTERS
ENDED DECENBER 31, 2004, MARCH 31, 2005 AND JUNE 30, 2005
---------------------------------------------------------------------------------------------

                                                                                      PAGE(S)
                                                                                      -------

Report Of Independent Registered Public Accounting Firm                                 31

Audited Financial Statements:

  Consolidated Balance Sheet at September 30, 2005 and 2004                             32

  Consolidated Statements Of Operations for the years ended September 30, 2004 and
    2005, and for the period from inception of the development stage, October 1,
    2004, to September 30, 2005                                                         33

  Consolidated Statements Of Changes In Stockholders' Deficit for the years ended
    September 30, 2004 and 2005                                                         34

  Consolidated Statements Of Cash Flows for the years ended September 30, 2004 and
    2005, and for the period from inception of the development stage, October 1,
    2004, to September 30, 2005                                                         35

  Notes to Financial Statements                                                         36

  Unaudited Consolidated Condensed Financial Statements for the three months ended
    December 31, 2005 and 2004:

  Unaudited Consolidated Condensed Balance Sheet at December 31, 2004 and
    September 30, 2004                                                                  49

  Unaudited Consolidated Condensed Statements Of Operations for the three months ended December 31, 2004 and 2003, and for the period from inception of the
    development stage, October 1, 2004, to December 31, 2004                            50

  Unaudited Consolidated Condensed Statement Of Changes In Stockholders' Deficit
    for the three months ended December 31, 2004                                        51

  Unaudited Consolidated Condensed Statements Of Cash Flows for the three months ended December 31, 2004 and 2003, and for the period from inception of the
    development stage, October 1, 2004, to December 31, 2004                            52

  Notes to Unaudited Consolidated Condensed Financial Statements                        53




TX HOLDINGS, INC. FINANCIAL STATEMENTS
TABLE OF CONTENTS
FOR THE YEAR ENDED SEPTEMBER 30, 2005 AND 2004 AND THE QUARTERS
ENDED DECENBER 31, 2004, MARCH 31, 2005 AND JUNE 30, 2005

                                                                                      PAGE(S)
                                                                                      -------

  Unaudited Consolidated Condensed Financial Statements for the three months and six months ended March 31, 2005 and 2004:

  Unaudited Consolidated Condensed Balance Sheets at March 31, 2005 and September
    30, 2004                                                                            59

  Unaudited Consolidated Condensed Statements Of Operations for the three months and six months ended March 31, 2005 and 2004, and for the period from inception
    of the development stage, October 1, 2004, to March 31, 2005                        60

  Unaudited Consolidated Condensed Statement Of Changes In Stockholders' Deficit
    for the six months ended March 31, 2005                                             61

  Unaudited Consolidated Condensed Statements Of Cash Flows for the six months ended March 31, 2005 and 2004, and for the period from inception of the
    development stage, October 1, 2004, to March 31, 2005                               62

  Notes to Unaudited Consolidated Condensed Financial Statements                        63

  Unaudited Consolidated Condensed Financial Statements for the three months and nine ended June 30, 2005 and 2004

  Unaudited Consolidated Condensed Balance Sheet at June 30, 2005 and September
    30, 2004                                                                            69

  Unaudited Consolidated Condensed Statements Of Operations for the three months and nine months ended June 30, 2005 and 2004, and for the period from inception
    the development stage, October 1, 2004, to June 30, 2005                            70

  Unaudited Consolidated Condensed Statement Of Changes In Stockholders' Deficit
    for the nine months ended June 30, 2005                                             71

  Unaudited Consolidated Condensed Statements Of Cash Flows for the nine month ended June 30, 2005 and 2004, and for the period from inception of the
    development stage, October 1, 2004, to June 30, 2005                                72

  Notes to Unaudited Consolidated Condensed Financial Statements                        73




             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors of TX Holdings, Inc.:

We have audited the accompanying consolidated balance sheets of TX Holdings, Inc. and subsidiaries as of September 30, 2005 and 2004 and the related consolidated statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits

We conducted our audits in accordance with the standards of the Public Company
Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TX
Holdings, Inc. and subsidiaries as of September 30, 2005 and 2004, and the consolidated results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United
States of America.

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

As described in Note 2, the Company previously filed its September 30, 2005 financial statements without audit and those financial statements included errors in the application of accounting principles generally accepted in the United States. Accordingly, the accompanying September 30, 2005 financial statements have been restated.


/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
January 23, 2006




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED BALANCE SHEETS
SEPTEMBER 30, 2005 AND 2004


                                                                  2005             2004
                                                              -----------      -----------

                                    ASSETS

Current assets:

     Prepaid expenses                                         $    10,000      $        --
                                                              -----------      -----------

        Total current assets                                       10,000               --

Property and equipment, net                                         1,080            3,725

Other assets                                                           --              250
                                                              -----------      -----------

              Total assets                                    $    11,080      $     3,975
                                                              ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:

     Note payable to a bank                                   $        --      $    20,598

     Accounts payable and accrued liabilities                     220,277          310,627

     Advances from a stockholder/officer                          214,697           53,036
                                                              -----------      -----------

        Total current liabilities                                 434,974          384,261
                                                              -----------      -----------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock: no par value, 1,000,000 shares
        authorized, no shares issued or outstanding                    --               --
     Common stock: no par value, 50,000,000 shares
        authorized, 16,705,593 and 15,793,651 shares
        issued and outstanding at September 30, 2005
        and 2004, respectively                                  1,618,305        1,532,111

     Additional paid-in capital                                   211,098               --

     Accumulated deficit                                       (1,803,507)      (1,912,397)

     Losses accumulated in the development stage                 (449,790)              --
                                                              -----------      -----------

        Total stockholders' deficit                              (423,894)        (380,286)
                                                              -----------      -----------


              Total liabilities and stockholders' deficit     $    11,080      $     3,975
                                                              ===========      ===========


 The accompanying notes are an integral part of the consolidated financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO SEPTEMBER 30, 2005
---------------------------------------------------------------------------------------------------

                                                                                       INCEPTION OF
                                                                                        DEVELOPMENT
                                                                                          STAGE TO
                                                                                       SEPTEMBER 30,
                                                       2005              2004              2005
                                                   ------------      ------------      ------------
                                                    (RESTATED)
Operating expenses, except items shown
     separately below                              $     67,250      $        501      $     67,250
     Professional fees                                  160,706           124,808           160,706
     Lease expense                                        5,000                --             5,000
     Depreciation expense                                   480               480               480
     Advertising expense                                  2,384                --             2,384
                                                   ------------      ------------      ------------
        Total operating expenses                        235,820           125,789           235,820
                                                   ------------      ------------      ------------
Loss from operations                                   (235,820)         (125,789)         (235,820)
                                                   ------------      ------------      ------------
Other income and (expenses):
     Forbearance agreement costs                       (211,098)               --          (211,098)
     Interest expense                                    (2,872)           (3,850)           (2,872)
                                                   ------------      ------------      ------------
        Total other income and (expenses), net         (213,970)           (3,850)         (213,970)
                                                   ------------      ------------      ------------
Loss from continuing operations                        (449,790)         (129,639)         (449,790)
                                                   ------------      ------------      ------------
Discontinued operations:
     Loss from operation of discontinued
        business segment                                     --            (8,926)               --
     Gain (loss) from disposal of
        discontinued
        business segment                                108,890              (101)               --
                                                   ------------      ------------      ------------
Gain (Loss) from discontinued operations                108,890            (9,027)               --
                                                   ------------      ------------      ------------
Net loss                                           $   (340,900)     $   (138,666)     $   (449,790)
                                                   ============      ============      ============
Net loss per common share - basic and diluted
     Continuing operations                         $      (0.03)     $      (0.01)
     Discontinued operations                               0.01             (0.00)

        Total                                      $      (0.02)     $      (0.01)
                                                   ============      ============
Weighted average number of common shares
     outstanding - basic and diluted                 15,958,775        15,372,163
                                                   ============      ============


     The accompanying notes are an integral part of the consolidated financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           LOSSES
                                                              ADDITIONAL                                 ACCUMULATED
                                        COMMON STOCK           PAID-IN     SUBSCRIPTION   ACCUMULATED  IN THE DEVELOP-
                                    SHARES        AMOUNT       CAPITAL      RECEIVABLE      DEFICIT       MENT STAGE       TOTAL
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at September 30, 2003     15,293,651   $ 1,497,111   $        --   $   (92,159)   $(1,773,731)            --    $  (368,779)

Cash and services received
     from a stockholder                   --            --            --        92,159             --             --         92,159
Common stock issued for
     professional services           500,000        35,000            --            --             --             --         35,000
Net loss                                  --            --            --            --       (138,666)            --       (138,666)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at September 30, 2004     15,793,651     1,532,111            --            --     (1,912,397)            --       (380,286)

Inception of the development
     stage on October 1, 2004             --            --            --            --             --             --             --
Common stock issued for
     professional services           450,000        40,000            --            --             --             --         40,000
Common stock issued for prepaid
     services                        100,000        10,000            --            --             --             --         10,000
Common stock issued to settle
     accounts payable                361,942        36,194            --            --             --             --         36,194
Warrants issued under
     forbearance agreement                --            --       211,098            --             --             --        211,098
Net income (loss), as restated            --            --            --            --        108,890       (449,790)      (340,900)
                                 -----------   -----------   -----------   -----------    -----------    -----------    -----------

Balance at September
  30, 2005, as restated           16,705,593   $ 1,618,305   $   211,098   $        --    $(1,803,507)   $  (449,790)   $  (423,894)
                                 ===========   ===========   ===========   ===========    ===========    ===========    ===========


                      The accompanying notes are an integral part of the consolidated financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2005 AND 2004 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO SEPTEMBER 30, 2005
--------------------------------------------------------------------------------------------------

                                                                                      INCEPTION OF
                                                                                      DEVELOPMENT
                                                                                        STAGE TO
                                                                                     SEPTEMBER 30,
                                                                2005         2004         2005
                                                             ---------    ---------    ---------
                                                            (RESTATED)
Cash flows from operating activities:
     Net loss, as restated                                   $(340,900)   $(138,666)   $(340,900)
     Adjustments to reconcile net loss to net cash used in
        operating activities
        Loss (gain) from discontinued operations              (108,890)       9,027     (108,890)
        Warrants issued for forbearance agreement              211,098           --      211,098
        Depreciation expense                                       480          480          480
        Gain on settlement of accounts payable                      --           --
        Common stock issued for services                        50,000       35,000       50,000
        Common stock issued to settle accounts payable          36,194           --       36,194
        Changes in operating assets and liabilities:
           Prepaid expenses and other assets                    (9,750)          --       (9,750)
           Accounts payable and accrued liabilities             20,705        1,920       20,705
                                                             ---------    ---------    ---------
              Net cash used by continuing operations          (141,063)     (92,239)    (141,063)
              Net cash used by discontinued operations              --       (7,002)          --
                                                             ---------    ---------    ---------
                 Net cash used by operating activities        (141,063)     (99,241)    (141,063)
                                                             ---------    ---------    ---------
Cash flows from financing activities:
     Repayment of note payable to a bank                       (20,598)       6,152      (20,598)
     Proceeds from sale of common stock                             --       92,159           --
     Proceeds from stockholder/officer advances                161,661           --      161,661
                                                             ---------    ---------    ---------
                 Net cash provided by financing activities     141,063       98,311      141,063
                                                             ---------    ---------    ---------
Decrease in cash and cash equivalents                               --         (930)          --

Cash and cash equivalents at beginning of year                      --          930           --
                                                             ---------    ---------    ---------

Cash and cash equivalents at end of year                     $      --    $      --    $      --
                                                             =========    =========    =========

Supplemental disclosure of cash flow information
     Cash paid for interest expense                          $   2,872    $   2,000
     Cash paid for income taxes                                     --           --


     The accompanying notes are an integral part of the consolidated financial statements

                                           35

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is transitioning from a holding company to an oil and gas exploration and production company. This transition began during 2005 and is discussed below in "CURRENT BUSINESS ACTIVITIES". Prior to May 26, 2005 the Company operated as a holding company for its formerly two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct"). The Company received approval from the Secretary of State of Georgia for a certificate of merger between Homes and Freedom Homes, Inc. ("Freedom"). The Company remains the owner of 32.3% of the common shares of Homes. The remaining common shares of Homes are owned as follows: 63.1% by Jim Evans, owner of Freedom, and 4.6% by Robert S. Wilson, operating officer of Homes. In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $108,890.

Clarification of Freedom Homes was incorporated in the State of Georgia in December 1999 and operates in the real estate market as an advertiser of real estate listed as "for sale by owner" ("FSBO"). Homes has published a periodic magazine which contains FSBO and other advertising, and Homes offers an Internet web page that serves as an advertising venue for FSBO residential and commercial real estate in the Central Savannah River Area.

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire producing oil and gas properties in and around Texas, Louisiana and Oklahoma that will define the operational holdings of The Company. Management has defined a number of criteria for acquisition which include:

         o        Wells should be currently Producing
         o        Production should be broadly distributed across lease
         o        Lease should show a 24 month payback (or better)
         o Wells should show upside potential (proved undeveloped reserves of approximately 20%)

These criteria were developed in an effort to mitigate risk for TX Holdings, Inc. and its investors.

Management raised $1,240,000 in a Private Placement offering during the months of July through September 2006 to finance these acquisitions. The funds raised in 2006 were used to purchase an interest in three oil and gas fields located in Texas. Development of the fields began on November 1, 2006. The Company experienced substantial costs for engineering and other professional services during 2005 and 2006 in making the transition to an oil and gas exploration and production company. The Company plans to continue to use a combination of debt, and equity finance. Currently, management cannot provide any assurance regarding the successful development of acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance the operations.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

DEVELOPMENT STAGE COMPANY

Since it ceased its former business operations, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT-STAGE ENTERPRISES.

GOING CONCERN CONSIDERATIONS

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, valuation of acquired in-process research and development, measurement of stock-based compensation, and the fair value of the Company's common stock. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

PRINCIPLES OF CONSOLIDATION

In 2005 the company sold its majority interest in its wholly owned subsidiaries and does not report consolidated financial statements. The 2004 financials statements include the accounts of the Company and its wholly owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

PROPERTY AND EQUIPMENT

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. Its costs can, however, continue to be capitalized if sufficient quantities of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well's economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. ERHC determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.

Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the Company's experience of successful drilling.

Other property and equipment are stated at cost. Major renewals and betterments are capitalized, while maintenance and repairs that do not materially improve or extend the useful lives of the assets are charged to expense as incurred. Costs relating to the initial design and implementation of the Internet web page have been capitalized while the costs of web page maintenance are expensed as incurred. Assets are depreciated over their estimated useful lives using the straight-line method. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

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

Currently the Company has no revenue from oil and gas operations. When the Company begins to receive revenue from oil and gas operations it will be recognized upon the delivery of the oil or gas to the purchaser of the oil or gas.

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

BASIC NET LOSS PER COMMON SHARE

Net loss per share is computed based on the guidance of SFAS No. 128, EARNINGS PER SHARE (SFAS 128), requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock would be anti-dilutive.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

BASIC NET LOSS PER COMMON SHARE, CONTINUED

The following table summarizes securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                             2005       2004
                                                          ----------  ---------

    Warrants issued under forbearance agreement            1,434,088          -

RECENTLY ISSUED ACCOUNTING STANDARDS

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

In May 2005, the FASB issued FAS No. 154, ACCOUNTING CHANGES AND ERROR CORRECTION ("FAS No. 154"). FAS No. 154 is a replacement of APB Opinion No. 20, ACCOUNTING CHANGES (APB Opinion No. 20), and FAS No. 3, REPORTING ACCOUNTING CHANGES IN INTERIM FINANCIAL STATEMENTS. This statement applies to all voluntary changes in accounting principle, and changes the accounting for, and reporting of, a change in accounting principle. FAS No. 154 requires retrospective application to prior periods' financial statements of a voluntary change in accounting principle unless it is impracticable to do so. APB Opinion No. 20 previously required that most voluntary changes in accounting principle be recognized by including in net income of the period of the change the cumulative effect of changing to the new accounting principle. FAS No. 154 carries forward many provisions of APB Opinion No. 20 without change, including the provisions related to the reporting of a change in accounting, a change in the reporting entity, and the correction of an error. FAS No. 154 does not change the transition provisions of any existing account pronouncements, including those that are in a transition phase as of the effective date of the statement. The Company adopted the provisions of FAS No. 154 on January 1, 2006, and the adoption of the new standard did not have a material impact on the Company's consolidated financial position or consolidated statement of operations.

In June 2005, the FASB issued FSP 150-5. The FSP clarifies that freestanding warrants and similar instruments on shares that are redeemable should be accounted for as liabilities under FAS No. 150, regardless of the timing of the redemption feature or price, even though the underlying shares may be classified as permanent or temporary equity. The FSP was effective for the first reporting period beginning after June 30, 2005. The Company adopted FSP 150-5 in 2006 and the impact was not material to the Company's consolidated financial position or consolidated statement of operations.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

RECENTLY ISSUED ACCOUNTING STANDARDS, CONTINUED

In July 2006, the FASB issued FASB Interpretation No. 48, ACCOUNTING FOR UNCERTAINTY IN INCOME TAXES--AN INTERPRETATION OF FAS 109. This interpretation clarifies the accounting for uncertainty in income taxes recognized in a company's financial statements in accordance with FASB Statement No. 109, ACCOUNTING FOR INCOME TAXES. This interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken in a tax return. It also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure and transition. Interpretation No. 48 is effective for fiscal years beginning after December 15, 2006. Earlier application is encouraged if the company has not yet issued financial statements, including interim financial statements, in the period Interpretation No. 48 is adopted. The Company is currently evaluating the impact the adoption of this interpretation will have on its consolidated results of operations and financial position.

NOTE 2 - RESTATEMENT

The Company previously filed its September 31, 2005 financial statements without audit and those financial statements included errors in the application of accounting principles generally accepted in the United States. Following is an analysis errors and the effect on the financial statements:

                                                         YEAR ENDED SEPTEMBER 30, 2005
                                                  ---------------------------------------------
                                                  AS ORIGINALLY
                                                      FILED        RESTATEMENT      AS RESTATED
                                                  -----------      -----------      -----------

Revenue                                           $        --      $        --      $        --

Total operating expenses                              235,820               --          235,820
                                                  -----------      -----------      -----------

Loss from operations                                 (235,820)              --         (235,820)

Total other income and (expenses), net                 (2,872) (A)    (211,098)        (213,970)
                                                  -----------      -----------      -----------

Loss from continuing operations                      (238,692)        (211,098)        (449,790)

Discontinued operations:
     Loss from operation of discontinued
        business segment                                   --               --               --
     Gain (loss) from disposal of
        discontinued business segment                (790,841) (B)     899,731          108,890
                                                  -----------      -----------      -----------

Gain (Loss) from discontinued operations             (790,841)         899,731          108,890
                                                  -----------      -----------      -----------

Net loss                                          $(1,029,533)     $   688,633      $  (340,900)
                                                  ===========      ===========      ===========

Net loss per common share - basic and diluted
     Continuing operations                        $     (0.01)                      $     (0.03)
     Discontinued operations                            (0.05)                             0.01

        Total                                     $     (0.06)                      $     (0.02)
                                                  ===========                       ===========




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT, CONTINUED

Amounts in the September 30, 2004 financial statements have also been reclassified for discontinued operations as follows:

                                                                YEAR ENDED SEPTEMBER 30, 2004
                                                  ------------------------------------------------------
                                                  AS ORIGINALLY
                                                      FILED          RECLASSIFICATION       AS RESTATED
                                                  -------------      ----------------      -------------
Revenue                                           $      26,605 (C)  $        (26,605)     $          --

Total operating expenses                                159,298 (C)           (33,509)           125,789
                                                  -------------      ----------------      -------------

Loss from operations                                   (132,693)                6,904           (125,789)

Total other income and (expenses), net                   (5,872)(C)             2,022             (3,850)
                                                  -------------      ----------------      -------------

Loss from continuing operations                        (138,565)                8,926           (129,639)
                                                  -------------      ----------------      -------------

Discontinued operations:
     Loss from operation of discontinued
        business segment                                     -- (C)            (8,926)            (8,926)
     Gain (loss) from disposal of
        discontinued business segment                      (101)                   --               (101)
                                                  -------------      ----------------      -------------

Gain (Loss) from discontinued operations                   (101)               (8,926)            (9,027)
                                                  -------------      ----------------      -------------

Net loss                                          $    (138,666)     $             --      $    (138,666)
                                                  =============      ================      =============

Net loss per common share - basic and diluted

     Continuing operations                        $       (0.01)                           $       (0.01)

     Discontinued operations                              (0.00)                                   (0.00)
                                                  -------------                            -------------

        Total                                     $       (0.01)                           $       (0.01)
                                                  =============                            =============


         (A) To properly recognize the compensation expense associated with warrants issued under a forbearance agreement with a vendor.

         (B) To properly recognize the gain upon sale of a majority interest in Homes. The adjustment eliminates the negative minority as a result of the sale.

         (C)      To reclassify discontinued operations of Homes.

NOTE 3 - DISCONTINUED OPERATIONS

Following is an analysis of the discontinued operations of Homes By Owners, Inc for the year ended September 30, 2004. The Company sold a majority interest in Homes by owner and believes Homes has no continuing value. The Company continues to own a minority interest in Homes and recognized a gain on sale of the majority interest because the sale resulted in a negative minority interest. The elimination of the minority interest is based on the assumption of liabilities by the acquiror.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 -------------------------------------------------------------------------------

NOTE 3 - DISCONTINUED OPERATIONS, CONTINUED

Revenue                                                               $  26,605
                                                                      ---------

Operating expenses, except items shown separately below                  24,776
     Professional fees                                                    4,734
     Lease expense                                                        1,863
     Depreciation expense                                                 2,025
     Advertising expense                                                    111
                                                                      ---------
        Total operating expenses                                         33,509
                                                                      ---------
Loss from operations                                                     (6,904)
                                                                      ---------
Other income and (expenses):
     Gain on settlement of accounts payable                               1,342
     Interest expense                                                    (3,364)
                                                                      ---------
        Total other income and (expenses), net                           (2,022)
                                                                      ---------

Gain (Loss) from discontinued operations                              $  (8,926)
                                                                      =========
Following is analysis of the gain on sale:

Property and equipment                                                $   2,166
Other assets                                                                250
                                                                      ---------
           Total assets surrendered                                       2,416

Accounts payable assumed                                                111,306
                                                                      ---------
           Gain on sale                                               $ 108,890
                                                                      =========

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2004 and 2005:

                                                    LIFE      2005       2004
                                                 ---------  --------   --------

    Software and web page                         3 years   $      -   $ 36,650
    Furniture and office equipment               5-7 years     2,400     13,288
                                                            --------   --------

    Total                                                      2,400     49,938

    Less accumulated depreciation
        and amortization                                       1,320     43,708
                                                            --------   --------


                                                            $  1,080   $  6,230
                                                            ========   ========

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 5 - SHORT-TERM NOTES PAYABLE

Short-term notes payable at September 30, 2004 consists of a short term note payable to Georgia Bank & Trust Company. Interest only payments are due monthly at prime plus 1.0% per year(5.75% on September 30, 2004). The note is guaranteed and is secured by the primary residence of a former director and current stockholder of the Company. On October 13, 2004, a former director and current stockholder paid off the balance of the loan, including $141 in accrued interest.

NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2005 and 2004:

                                                           2005        2004
                                                       -----------  ----------

    DEFERRED TAX ASSETS:
      Net operating losses                             $   413,573  $  340,155

      Accrued wages                                         17,149      17,149

      Basis of intangible assets                                 -       5,863
      Valuation allowance                                 (430,722)   (363,167)
                                                       -----------  ----------

    Total deferred tax assets                                    -         281

    DEFERRED TAX LIABILITIES:

      Basis of property and equipment                            -         281
                                                       -----------  ----------

    Net deferred tax asset                             $         -  $        -
                                                       ===========  ==========

The Company has tax net operating loss carryforwards totaling approximately $2,038,000, expiring in 2018 through 2025. Approximately $1,190,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through September 30, 2005 were approximately $792,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,216,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

                                                2005                           2004
                                       ----------------------       ----------------------
                                         AMOUNT      PERCENT          AMOUNT      PERCENT
                                       ---------    ---------       ---------    ---------
Benefit for income tax at federal
  statutory rate                       $ 115,906           34%      $  47,146           34%
Change in valuation allowance            (67,555)         (20)        (46,856)         (34)
Non-taxable gain from discontinued
  operations                              37,022           11              --           --
Non-deductible stock-based
  compensation                           (85,373)         (25)             --           --

Other                                                                    (290)          (0)
                                       ---------    ---------       ---------    ---------

                                       $      --           --%      $      --           --%
                                       =========    =========       =========    =========

                                                 45

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES, CONTINUED

There were no income taxes due or receivable from operations for the years ended September 30, 2005 and 2004, and the Company's reported benefit for income taxes differs from the amount computed by applying statutory tax rates to loss before income taxes due to changes in the valuation allowance for financial reporting purposes. Other differences relate to expense items or portions of items not deductible, such as meals and entertainment.

NOTE 7 - SEGMENT INFORMATION

In previously issued financial statements, the Company presented segment information. However, at September 30, 2005, the Company's only operating activities were as a development stage company planning oil and gas business activities. Accordingly, no segment information is presented at September 30, 2005.

NOTE 8 - RELATED PARTY TRANSACTIONS

During the years ended September 30, 2005 and 2004, the Company's operations were funded by Mark S. Neuhaus, Chairman of the Board of Directors and Chief Executive Officer of the Company. The Company has received advances that resulted in a liability to Mr. Neuhaus of $214,697 and $53,036 at September 30, 2005 and 2004.

NOTE 9 - UNSUCCESSFUL BUSINESS COMBINATION COSTS

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

NOTE 10 - STOCKHOLDERS' EQUITY

COMMON STOCK

During the years ended September 30, 2005 and 2004, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities. Following is a description of stock issuances in 2004 and 2005:

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 10 - STOCKHOLDERS' EQUITY, CONTINUED

COMMON STOCK, CONTINUED

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

NOTE 11 - SUBSEQUENT EVENTS

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

On March 28, 2006 the Company entered into a consulting agreement with Douglas
C. Hewitt to provide technical support and advice in setting up the oil and gas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On March 28, 2006 the Company entered into a consulting agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was granted warrants to purchase 300,000 shares of common stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

In May 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock with no rights of conversion to common stock. The preferred stock documents provide Mr. Neuhaus with voting rights equivalent to 50% of the common shares of issued by company. During the fiscal year 2006 Mr. Neuhaus waived his monthly salary

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 11 - SUBSEQUENT EVENTS, CONTINUED

In September 1, 2006 the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2004 AND SEPTEMBER 30, 2004

-------------------------------------------------------------------------------------------

                                                              DECEMBER 31,    SEPTEMBER 30,
                                                                 2004             2004
                                                              -----------      -----------
   ASSETS

Current assets:
     Cash and cash equivalents                                $     7,498      $        --
                                                              -----------      -----------

        Total current assets                                        7,498               --

Property and equipment, net                                         1,440            3,725
Other assets                                                           --              250
                                                              -----------      -----------
              Total assets                                    $     8,938      $     3,975
                                                              ===========      ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Note payable to a bank                                   $        --      $    20,598
     Accounts payable and accrued liabilities                     218,440          310,627
     Advances from a stockholder/officer                           86,541           53,036
                                                              -----------      -----------
        Total current liabilities                                 304,981          384,261
                                                              -----------      -----------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock: no par value, 1,000,000 shares
        authorized, no shares issued or outstanding                    --               --
     Common stock: no par value, 50,000,000 shares
        authorized, 15,793,651 shares issued and
        outstanding at December 31, 2004 and
        September 30, 2004                                      1,532,111        1,532,111
     Accumulated deficit                                       (1,803,505)      (1,912,397)
     Losses accumulated in the development stage                  (24,649)              --
                                                              -----------      -----------
        Total stockholders' deficit                              (296,043)        (380,286)
                                                              -----------      -----------
              Total liabilities and stockholders' deficit     $     8,938      $     3,975
                                                              ===========      ===========

            The accompanying notes are an integral part of the unaudited consolidated condensed financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO DECEMBER 31, 2004
---------------------------------------------------------------------------------------------------

                                                                                      INCEPTION OF
                                                                                       DEVELOPMENT
                                                                                        STAGE TO
                                                                                       DECEMBER 31,
                                                       2004              2003              2004
                                                   ------------      ------------      ------------
                                                                                        (RESTATED)
Operating expenses, except items shown
   separately below                                $     21,473      $         --      $     21,473
     Professional fees                                    1,493            11,971             1,493
     Lease expense                                           --                --                --
     Depreciation expense                                   120               120               120
     Advertising expense                                    595                --               595
                                                   ------------      ------------      ------------
        Total operating expenses                         23,681            12,091            23,681
                                                   ------------      ------------      ------------

Loss from operations                                    (23,681)          (12,091)          (23,681)
                                                   ------------      ------------      ------------

Other income and (expenses):
     Interest expense                                      (968)             (693)             (968)
                                                   ------------      ------------      ------------

        Total other income and (expenses),
          net                                              (968)             (693)             (968)
                                                   ------------      ------------      ------------

Loss from continuing operations                         (24,649)          (12,784)          (24,649)
                                                   ------------      ------------      ------------

Discontinued operations:
     Loss from operation of discontinued
        business segment                                     --            (2,379)               --
     Gain (loss) from disposal of
        discontinued
        business segment                                108,892                --                --
                                                   ------------      ------------      ------------

Gain (Loss) from discontinued operations                108,892            (2,379)               --
                                                   ------------      ------------      ------------

Net income (loss)                                  $     84,243      $    (15,163)     $    (24,649)
                                                   ============      ============      ============

Net income (loss) per common share - basic and
  diluted
     Continuing operations                         $      (0.00)     $      (0.00)
     Discontinued operations                               0.01             (0.00)
                                                   ------------      ------------
        Total                                      $       0.01      $      (0.00)
                                                   ------------      ------------

Weighted average number of common shares
     outstanding - basic and diluted                 15,793,651        15,293,651
                                                   ============      ============


              The accompanying notes are an integral part of the unaudited consolidated condensed financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            LOSSES
                                      COMMON STOCK           ADDITIONAL                                  ACCUMULATED
                                 -------------------------     PAID-IN     SUBSCRIPTION   ACCUMULATED  IN THE DEVELOP-
                                   SHARES        AMOUNT        CAPITAL      RECEIVABLE      DEFICIT      MENT STAGE        TOTAL
                                 -----------   -----------   ----------   -------------   -----------    -----------    -----------
Balance at September 30, 2004     15,793,651   $ 1,532,111   $       --   $          --   $(1,912,397)   $        --    $  (380,286)

Inception of the development
     stage on October 1, 2004             --            --           --              --            --             --             --

Net income (loss), as restated            --            --           --              --       108,892        (24,649)        84,243
                                 -----------   -----------   ----------   -------------   -----------    -----------    -----------

Balance at December 31, 2004      15,793,651   $ 1,532,111   $       --   $          --   $(1,803,505)   $   (24,649)   $  (296,043)
                                 ===========   ===========   ==========   =============   ===========    ===========    ===========


               The accompanying notes are an integral part of the unaudited consolidated condensed financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2004 AND 2003 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO DECEMBER 31, 2004
------------------------------------------------------------------------------------------------------------

                                                                                               INCEPTION OF
                                                                                               DEVELOPMENT
                                                                                                 STAGE TO
                                                                                               DECEMBER 31,
                                                                 2004              2003            2004
                                                             -------------    -------------    -------------
                                                              (RESTATED)
Cash flows from operating activities:

     Net income (loss)                                       $      84,243    $     (15,163)   $     (24,649)
     Adjustments to reconcile net loss to net cash used in
        operating activities
        Loss (gain) from discontinued operations                  (108,892)              --               --
        Depreciation expense                                           120              120              120
        Common stock issued for services                                --            8,100               --
        Common stock issued to settle accounts payable                  --               --               --
        Changes in operating assets and liabilities:
           Prepaid expenses and other assets                           250               --              250
           Accounts payable and accrued liabilities                 18,870             (588)          18,870
                                                             -------------    -------------    -------------

              Net cash used by continuing operations                (5,409)          (7,531)          (5,409)
              Net cash used by discontinued operations                  --               --               --
                                                             -------------    -------------    -------------

                 Net cash used by operating activities              (5,409)          (7,531)          (5,409)
                                                             -------------    -------------    -------------

Cash flows from financing activities:
     Repayment of note payable to a bank                           (20,598)            (500)         (20,598)
     Proceeds from sale of common stock                                 --            6,595               --
     Proceeds from stockholder/officer advances                     33,505               --           33,505
                                                             -------------    -------------    -------------

                 Net cash provided by financing activities          12,907            6,095           12,907
                                                             -------------    -------------    -------------

Decrease in cash and cash equivalents                                7,498           (1,436)           7,498

Cash and cash equivalents at beginning of year                          --              930               --
                                                             -------------    -------------    -------------

Cash and cash equivalents at end of year                     $       7,498    $        (506)   $       7,498
                                                             =============    =============    =============

Supplemental disclosure of cash flow information
     Cash paid for interest expense                          $         968    $         560
     Cash paid for income taxes                                         --               --


  The accompanying notes are an integral part of the unaudited consolidated condensed financial statements

                                                          52

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSEDFINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is transitioning from a holding company to an oil and gas exploration and production company. This transition began during 2005 and is discussed below in "CURRENT BUSINESS ACTIVITIES". Prior to May 26, 2005 the Company operated as a holding company for its formerly two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct"). The Company received approval from the Secretary of State of Georgia for a certificate of merger between Homes and Freedom Homes, Inc. ("Freedom"). The Company remains the owner of 32.3% of the common shares of Homes. The remaining common shares of Homes are owned as follows: 63.1% by Jim Evans, owner of Freedom, and 4.6% by Robert S. Wilson, operating officer of Homes. In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $_108,890...

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire producing oil and gas properties in and around Texas, Louisiana and Oklahoma that will define the operational holdings of The Company.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of TX Holdings, Inc. and subsidiaries (the "Company" or "TX Holdings") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB and the rules of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2005. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company's results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

DEVELOPMENT STAGE COMPANY

Since it ceased its former business operations, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT-STAGE ENTERPRISES.

GOING CONCERN CONSIDERATIONS

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSEDFINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

GOING CONCERN CONSIDERATIONS, CONTINUED

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, valuation of acquired in-process research and development, measurement of stock-based compensation, and the fair value of the Company's common stock. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS
123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Also, upon adoption of SFAS 123R, the Company adopted the Black-Scholes ("Black-Scholes") option-pricing model, which was previously used for the Company's pro forma information disclosures of stock-based compensation expense as required under SFAS 123.

SFAS 123R requires that the cash flows resulting from excess tax benefits related to stock compensation be classified as cash flows from financing activities.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSEDFINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK-BASED COMPENSATION, CONTINUED

The Company's determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company's best estimate of awards ultimately expected to vest. The Company estimated forfeitures based on its historical experience.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006.

The provisions of FIN 48 apply to all tax positions upon initial adoption of FIN
48. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the accounting and disclosure requirements of FIN 48 and will adopt it as required at the beginning of its fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS
157). SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data for example, the reporting entity's own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSEDFINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier application encouraged. The Company is currently evaluating the accounting and disclosure requirements of SFAS 157 and plans to adopt it as required at the beginning of its fiscal year 2008.

NOTE 2 - RESTATEMENT

The Company previously filed its December 31, 2004 financial statements without review and those financial statements included errors in the application of accounting principles generally accepted in the United States. Following is an analysis errors and the effect on the financial statements:

                                                     THREE MONTHS ENDED DECEMBER 31, 2004
                                                ------------------------------------------------
                                                AS ORIGINALLY
                                                    FILED           RESTATEMENT      AS RESTATED
                                                ------------      --------------    ------------
Revenue                                         $     23,681      $           --    $     23,681

Loss from operations                                 (23,681)                 --         (23,681)

Total other income and (expenses), net                  (968)                 --            (968)
                                                ------------      --------------    ------------

Loss from continuing operations                      (26,649)                 --         (26,649)

Discontinued operations:
     Loss from operation of discontinued
        business segment                                  --                  --              --
     Gain (loss) from disposal of
        discontinued
        business segment                                  --  (A)        108,892         108,892
                                                ------------      --------------    ------------

Gain (Loss) from discontinued operations                  --             108,892         108,892
                                                ------------      --------------    ------------

Net Gain(Loss)                                  $    (26,649)     $      108,892    $     84,243
                                                ============      ==============    ============

Net loss per common share - basic and diluted

     Continuing operations                      $        (0.00)                     $      (0.00)
     Discontinued operations                              0.00                              0.01
                                                --------------                      ------------

        Total                                   $        (0.00)                     $       0.01
                                                ==============                      ============

         (A) To properly recognize the gain upon sale of a majority interest in Homes. The adjustment eliminates the negative investment as a result of the sale.

The Company also made reclassification entries to the December 31, 2003 financial statements to properly segregate discontinued operations. The amounts reclassified are shown in the following footnote.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSEDFINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - DISCONTINUED OPERATIONS

Following is an analysis of the discontinued operations of Freedom Home, Inc. for the three months ended December 31, 2003. The Company sold a 67.7% interest and wrote-off the remaining 32.3% in Freedom because management believes Freedom has no continuing value. The Company continues to own a minority interest in Freedom and recognized a gain on sale of the majority interest because the sale resulted in a negative investment.

Revenue                                                                $  9,334
                                                                       --------

Operating expenses, except items shown
     separately below                                                     8,049
     Professional fees                                                    1,680
     Lease expense                                                          650
     Depreciation expense                                                   506
     Advertising expense                                                    360
                                                                       --------
        Total operating expenses                                         11,245
                                                                       --------

Loss from operations                                                     (1,911)
                                                                       --------

Other income and (expenses):
     Gain on settlement of accounts payable                                 373
     Interest expense                                                      (841)
                                                                       --------

        Total other income and (expenses), net                             (468)
                                                                       --------

Gain (Loss) from discontinued operations                               $ (2,379)
                                                                       ========

NOTE 4 - INCOME TAXES

The Company has tax net operating loss carryforwards totaling approximately $1,716,000, expiring in 2018 through 2024. Approximately $1,190,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through December 31, 2004 were approximately $632,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,056,000. The difference between the tax provision at the federal statutory rate to the amount reported in the statement of operations relates primarily to the change in the valuation allowance offset against deferred tax assets.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSEDFINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - SUBSEQUENT EVENTS

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

On March 28, 2006 the Company entered into a consulting agreement with Douglas
C. Hewitt to provide technical support and advice in setting up the oil and gas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On March 28, 2006 the Company entered into a consulting agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was granted warrants to purchase 300,000 shares of common stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

In May 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock with no rights of conversion to common stock. The preferred stock documents provide Mr. Neuhaus with voting rights equivalent to 50% of the common shares of issued by company. During the fiscal year 2006 Mr. Neuhaus waived his monthly salary.

In September 1, 2006 the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
MARCH 31, 2005 AND SEPTEMBER 30, 2004

----------------------------------------------------------------------------------------

                                                             MARCH 31,     SEPTEMBER 30,
                                                               2005            2004
                                                            -----------    -----------
   ASSETS

Current assets:
     Cash and cash equivalents                              $     6,123    $        --
                                                            -----------    -----------

        Total current assets                                      6,123             --
                                                            -----------    -----------

Property and equipment, net                                       1,320          3,725
Other assets                                                         --            250
                                                            -----------    -----------

              Total assets                                  $     7,443    $     3,975
                                                            ===========    ===========

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Note payable to a bank                                 $        --    $    20,598
     Accounts payable and accrued liabilities                   221,526        310,627
     Advances from a stockholder/officer                         89,879         53,036
                                                            -----------    -----------

        Total current liabilities                               311,405        384,261
                                                            -----------    -----------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock: no par value, 1,000,000 shares
        authorized, no shares issued or outstanding                  --             --
     Common stock: no par value, 50,000,000 shares
        authorized, 15,793,651 shares issued and
        outstanding at March 31, 2005 and
        September 30, 2004                                    1,532,111      1,532,111
     Accumulated deficit                                     (1,803,505)    (1,912,397)
     Losses accumulated in the development stage                (32,568)            --
                                                            -----------    -----------

        Total stockholders' deficit                            (303,962)      (380,286)
                                                            -----------    -----------

              Total liabilities and stockholders' deficit   $     7,443    $     3,975
                                                            ===========    ===========


            The accompanying notes are an integral part of the unaudited consolidated condensed financial statements



TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD
FROM INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO MARCH 31, 2005
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                                 INCEPTION OF
                                                                                                                 DEVELOPMENT
                                                THREE MONTHS ENDED MARCH 31,    SIX MONTHS ENDED MARCH 31,         STAGE TO
                                                ----------------------------    ---------------------------       MARCH 31,
                                                    2005            2004            2005            2004            2005
                                                ------------    ------------    ------------    ------------    ------------
                                                                                 (RESTATED)
Operating expenses, except items shown
     separately below                           $      3,638    $         --    $     25,111    $         --    $     25,111
     Professional fees                                 2,689          41,073           4,182          53,044           4,182
     Lease expense                                        --              --              --              --              --
     Depreciation expense                                120             120             240             240             240
     Advertising expense                                 525              --           1,120              --           1,120
                                                ------------    ------------    ------------    ------------    ------------

        Total operating expenses                       6,972          41,193          30,653          53,284          30,653
                                                ------------    ------------    ------------    ------------    ------------

Loss from operations                                  (6,972)        (41,193)        (30,653)        (53,284)        (30,653)
                                                ------------    ------------    ------------    ------------    ------------

Other income and (expenses):
     Interest expense                                   (947)           (825)         (1,915)         (1,518)         (1,915)
                                                ------------    ------------    ------------    ------------    ------------

        Total other income and expenses, net            (947)           (825)         (1,915)         (1,518)         (1,915)
                                                ------------    ------------    ------------    ------------    ------------
Loss from continuing operations                       (7,919)        (42,018)        (32,568)        (54,802)        (32,568)
                                                ------------    ------------    ------------    ------------    ------------
Discontinued operations:
     Loss from operation of discontinued
        business segment                                  --          (2,009)             --          (4,388)             --
     Gain (loss) from disposal of
        discontinued
        business segment                                  --              --         108,892              --              --
                                                ------------    ------------    ------------    ------------    ------------

Gain (Loss) from discontinued operations                  --          (2,009)        108,892          (4,388)             --
                                                ------------    ------------    ------------    ------------    ------------

Net Gain(loss)                                  $     (7,919)   $    (44,027)   $     76,324         (59,190)   $    (32,568)
                                                ============    ============    ============    ============    ============

Net Gain(loss) per common share - basic and diluted
     Continuing operations                      $      (0.00)   $      (0.00)   $      (0.00)   $      (0.00)
     Discontinued operations                              --           (0.00)           0.01           (0.00)

        Total                                   $      (0.00)   $      (0.00)   $       0.00    $      (0.00)
                                                ============    ============    ============    ============

Weighted average number of common shares
     outstanding - basic and diluted              15,793,651      15,293,651      15,793,651      15,293,651
                                                ============    ============    ============    ============

   The accompanying notes are an integral part of the unaudited consolidated condensed financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE SIX MONTHS ENDED MARCH 31, 2005

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            LOSSES
                                         COMMON STOCK         ADDITIONAL                                 ACCUMULATED
                                 -------------------------     PAID-IN      SUBSCRIPTION   ACCUMULATED   IN THE DEVELOP-
                                    SHARES        AMOUNT       CAPITAL       RECEIVABLE      DEFICIT      MENT STAGE        TOTAL
                                 -----------   -----------   ------------   -----------   -----------    -----------    -----------
Balance at September 30, 2004     15,793,651   $ 1,532,111   $         --   $        --   $(1,912,397)   $        --    $  (380,286)

Inception of the development
     stage on October 1, 2004             --            --             --            --            --             --             --

Net income (loss), as restated            --            --             --            --       108,892        (32,568)        76,324
                                 -----------   -----------   ------------   -----------   -----------    -----------    -----------

Balance at March 31, 2005         15,793,651   $ 1,532,111   $         --   $        --   $(1,803,505)   $   (32,568)   $  (303,962)
                                 ===========   ===========   ============   ===========   ===========    ===========    ===========

           The accompanying notes are an integral part of the unaudited consolidated condensed financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2005 AND 2004 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO MARCH 31, 2005
------------------------------------------------------------------------------------------------------------

                                                                                                INCEPTION OF
                                                                                                DEVELOPMENT
                                                                                                  STAGE TO
                                                                                                 MARCH 31,
                                                                 2005              2004            2005
                                                             -------------    -------------    -------------
                                                               (RESTATED)
Cash flows from operating activities:
     Net loss                                                $      76,324    $     (59,190)   $     (32,568)
     Adjustments to reconcile net loss to net cash used in
        operating activities
        Loss (gain) from discontinued operations                  (108,892)              --               --
        Depreciation expense                                           240            1,252              240
        Common stock issued for services                                --           12,000               --
        Common stock issued to settle accounts payable                  --               --               --
        Changes in operating assets and liabilities:
           Prepaid expenses and other assets                           250               --              250
           Accounts payable and accrued liabilities                 21,956           (2,045)          21,956
                                                             -------------    -------------    -------------

              Net cash used by continuing operations               (10,122)         (47,983)         (10,122)
              Net cash used by discontinued operations                  --               --               --
                                                             -------------    -------------    -------------

                 Net cash used by operating activities             (10,122)         (47,983)         (10,122)
                                                             -------------    -------------    -------------

Cash flows from financing activities:
     Repayment of note payable to a bank                           (20,598)           6,152          (20,598)
     Proceeds from sale of common stock                                 --           40,901               --
     Proceeds from stockholder/officer advances                     36,843               --           36,843
                                                             -------------    -------------    -------------

                 Net cash provided by financing activities          16,245           47,053           16,245
                                                             -------------    -------------    -------------

Increase (decrease) in cash and cash equivalents                     6,123             (930)           6,123

Cash and cash equivalents at beginning of year                          --              930               --
                                                             -------------    -------------    -------------
Cash and cash equivalents at end of year                     $       6,123    $          --    $    (102,769)
                                                             =============    =============    =============

Supplemental disclosure of cash flow information
     Cash paid for interest expense                          $       3,589    $       2,000
     Cash paid for income taxes                                         --               --


 The accompanying notes are an integral part of the unaudited consolidated condensed financial statements

                                                         62

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is transitioning from a holding company to an oil and gas exploration and production company. This transition began during 2005 and is discussed below in "CURRENT BUSINESS ACTIVITIES". Prior to May 26, 2005 the Company operated as a holding company for its formerly two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct"). The Company received approval from the Secretary of State of Georgia for a certificate of merger between Homes and Freedom Homes, Inc. ("Freedom"). The Company remains the owner of 32.3% of the common shares of Homes. The remaining common shares of Homes are owned as follows: 63.1% by Jim Evans, owner of Freedom, and 4.6% by Robert S. Wilson, operating officer of Homes. In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $_108,890...

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire producing oil and gas properties in and around Texas, Louisiana and Oklahoma that will define the operational holdings of The Company.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of TX Holdings, Inc. and subsidiaries (the "Company" or "TX Holdings") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB and the rules of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2005. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company's results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

DEVELOPMENT STAGE COMPANY

Since it ceased its former business operations, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT-STAGE ENTERPRISES.

GOING CONCERN CONSIDERATIONS

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

GOING CONCERN CONSIDERATIONS, CONTINUED

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, valuation of acquired in-process research and development, measurement of stock-based compensation, and the fair value of the Company's common stock. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS
123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Also, upon adoption of SFAS 123R, the Company adopted the Black-Scholes ("Black-Scholes") option-pricing model, which was previously used for the Company's pro forma information disclosures of stock-based compensation expense as required under SFAS 123.

SFAS 123R requires that the cash flows resulting from excess tax benefits related to stock compensation be classified as cash flows from financing activities.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK-BASED COMPENSATION, CONTINUED

The Company's determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company's best estimate of awards ultimately expected to vest. The Company estimated forfeitures based on its historical experience.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006.

The provisions of FIN 48 apply to all tax positions upon initial adoption of FIN
48. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the accounting and disclosure requirements of FIN 48 and will adopt it as required at the beginning of its fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS
157). SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data for example, the reporting entity's own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier application encouraged. The Company is currently evaluating the accounting and disclosure requirements of SFAS 157 and plans to adopt it as required at the beginning of its fiscal year 2008.

 NOTE 2 - RESTATEMENT

The Company previously filed its March 31, 2005 financial statements without review and those financial statements included errors in the application of accounting principles generally accepted in the United States. Following is an analysis errors and the effect on the financial statements for the six months ended March 31, 2005:

                                                       SIX MONTHS ENDED MARCH 31, 2005
                                                ----------------------------------------------
                                                AS ORIGINALLY
                                                    FILED          RESTATEMENT     AS RESTATED
                                                -------------    -------------    ------------
Total operating expenses                        $      30,653    $          --    $     30,653
                                                -------------    -------------    ------------

Loss from operations                                  (30,653)              --         (30,653)

Total other income and (expenses), net                 (1,918)              --          (1,918)
                                                -------------    -------------    ------------

Loss from continuing operations                       (32,568)              --         (32,568)
                                                -------------    -------------    ------------

Discontinued operations:
     Gain from disposal of discontinued
        business segment                                   --          108,892         108,892
                                                -------------    -------------    ------------

Gain from discontinued operations                          --          108,892         108,892
                                                -------------    -------------    ------------

Net income (loss)                                     (32,568)         899,731          76,324
                                                -------------    -------------    ------------

Net Gain(loss) per common share - basic and diluted
     Continuing operations                      $         (0.00)                  $      (0.00)
     Discontinued operations                               0.00                           0.01
                                                ---------------                   ------------

        Total                                   $         (0.00)                  $       0.01
                                                ===============                   ============

         (A) To properly recognize the gain upon sale of a majority interest in Homes. The adjustment eliminates the negative investment as a result of the sale.

There was no impact of this restatement on the three months ended March 31, 2006. The Company also made reclassification entries to the March 31, 2005 financial statements to properly segregate discontinued operations. The amounts reclassified are shown in the following footnote.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - DISCONTINUED OPERATIONS

Following is an analysis of the discontinued operations of Freedom Home, Inc. for the three and six months ended March 31, 2004. The Company sold a 67.7% interest and wrote-off the remaining 32.3% in Freedom because management believes Freedom has no continuing value. The Company continues to own a minority interest in Freedom and recognized a gain on sale of the majority interest because the sale resulted in a negative investment.

                                                   THREE MONTHS     SIX MONTHS
                                                       ENDED           ENDED
                                                     MARCH 31,       MARCH 31,
                                                       2004            2004
                                                    -----------     -----------
Revenue                                             $     7,526     $    16,860
                                                    -----------     -----------

Operating expenses, except items shown
     separately below                                     6,421          14,470
     Professional fees                                    1,355           3,035
     Lease expense                                          412           1,062
     Depreciation expense                                   506           1,012
     Advertising expense                                     --             360
                                                    -----------     -----------

        Total operating expenses                          8,694          19,939
                                                    -----------     -----------

Loss from operations                                     (1,168)         (3,079)
                                                    -----------     -----------

Other income and (expenses):
     Gain on settlement of accounts
     payable                                                 --             373

     Interest expense                                      (841)         (1,682)
                                                    -----------     -----------

        Total other income and (expenses), net             (841)         (1,309)
                                                    -----------     -----------

Gain (Loss) from discontinued operations            $    (2,009)    $    (4,388)
                                                    ===========     ===========

NOTE 3 - INCOME TAXES

The Company has tax net operating loss carryforwards totaling approximately $1,832,000, expiring in 2018 through 2024. Approximately $1,190,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through December 31, 2004 were approximately $640,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,064,000. The difference between the tax provision at the federal statutory rate to the amount reported in the statement of operations relates primarily to the change in the valuation allowance offset against deferred tax assets.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - SUBSEQUENT EVENTS

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

On March 28, 2006 the Company entered into a consulting agreement with Douglas
C. Hewitt to provide technical support and advice in setting up the oil andgas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On March 28, 2006 the Company entered into a consulting agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was granted warrants to purchase 300,000 shares of common stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

In May 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock with no rights of conversion to common stock. The preferred stock documents provide Mr. Neuhaus with voting rights equivalent to 50% of the common shares of issued by company. During the fiscal year 2006 Mr. Neuhaus waived his monthly salary.

In September 1, 2006 the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings common stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED BALANCE SHEETS
JUNE 30, 2005 AND SEPTEMBER 30, 2004

----------------------------------------------------------------------------------------------

                                                                 JUNE 30,        SEPTEMBER 30,
                                                                   2005               2004
                                                              -------------      -------------
   ASSETS

Current assets:
     Cash and cash equivalents                                $       6,022      $          --
                                                              -------------      -------------

        Total current assets                                          6,022                 --

Property and equipment, net                                           1,200              3,725
Other assets                                                             --                250
                                                              -------------      -------------

              Total assets                                    $       7,222      $       3,975
                                                              =============      =============

                    LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Note payable to a bank                                   $          --      $      20,598
     Accounts payable and accrued liabilities                       229,507            310,627
     Advances from a stockholder/officer                            133,141             53,036
                                                              -------------      -------------
        Total current liabilities                                   362,648            384,261
                                                              -------------      -------------

Commitments and contingencies

Stockholders' deficit:
     Preferred stock: no par value, 1,000,000 shares
        authorized, no shares issued or outstanding                      --                 --
     Common stock: no par value, 50,000,000 shares
        authorized, 15,803,651 and 15,793,651 shares
        issued and outstanding at June 30, 2005 and
        September 30, 2004, respectively                          1,544,111          1,532,111
     Accumulated deficit                                         (1,803,507)        (1,912,397)
     Losses accumulated in the development stage                    (96,030)                --
                                                              -------------      -------------

        Total stockholders' deficit                                (355,426)          (380,286)
                                                              -------------      -------------

              Total liabilities and stockholders' deficit     $       7,222      $       3,975
                                                              =============      =============


             The accompanying notes are an integral part of the unaudited consolidated condensed financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD
FROM INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO JUNE 30, 2005
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        INCEPTION OF
                                                                                                                        DEVELOPMENT
                                                  THREE MONTHS ENDED JUNE 30,         NINE MONTHS ENDED JUNE 30,          STAGE TO
                                                 -----------------------------     ------------------------------         JUNE 30,
                                                   2005              2004              2005               2004              2005
                                                 ------------     ------------     ------------      ------------      ------------
Operating expenses, except items shown
     separately below                                  19,002            1,886           44,113             1,886            44,113
     Professional fees                                 38,383           22,401           42,565            75,445            42,565
     Lease expense                                      5,000               --            5,000                --             5,000
     Depreciation expense                                 120              120              360               360               360
     Advertising expense                                   --               --            1,120                --             1,120
                                                 ------------     ------------     ------------      ------------      ------------

        Total operating expenses                       62,505           24,407           93,158            77,691            93,158
                                                 ------------     ------------     ------------      ------------      ------------

Loss from operations                                  (62,505)         (24,407)         (93,158)          (77,691)          (93,158)
                                                 ------------     ------------     ------------      ------------      ------------

Other income and (expenses):
     Interest expense                                    (957)          (1,065)          (2,872)           (2,583)           (2,872)
                                                 ------------     ------------     ------------      ------------      ------------

        Total other income and (expenses),
        net                                              (957)          (1,065)          (2,872)           (2,583)           (2,872)
                                                 ------------     ------------     ------------      ------------      ------------

Loss from continuing operations                       (63,462)         (25,472)         (96,030)          (80,274)          (96,030)
                                                 ------------     ------------     ------------      ------------      ------------

Discontinued operations:
     Loss from operation of discontinued
        business segment                                   --           (2,507)              --            (6,895)               --
     Gain (loss) from disposal of
        discontinued
        business segment                                   (2)              --          108,890                --                --

Income (loss) from discontinued operations                 (2)          (2,507)         108,890            (6,895)               --
                                                 ------------     ------------     ------------      ------------      ------------

Net income (loss)                                $    (63,464)    $    (27,979)    $     12,860      $    (87,169)     $    (96,030)
                                                 ============     ============     ============      ============      ============

Net Gain(loss) per common share - basic and diluted

     Continuing operations                       $      (0.00)    $      (0.00)    $      (0.01)     $      (0.01)
     Discontinued operations                            (0.00)           (0.00)            0.01             (0.00)
                                                 ------------     ------------     ------------      ------------

        Total                                    $      (0.00)    $      (0.00)    $       0.00      $      (0.01)
                                                 ============     ============     ============      ============

Weighted average number of common shares
     outstanding - basic and diluted               15,814,530       15,293,651       15,798,856        15,293,651
                                                 ============     ============     ============      ============


            The accompanying notes are an integral part of the unaudited consolidated condensed financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENT CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED JUNE 30, 2005

------------------------------------------------------------------------------------------------------------------------------------
                                                                                                            LOSSES
                                                              ADDITIONAL                                 ACCUMULATED
                                      COMMON STOCK             PAID-IN     SUBSCRIPTION   ACCUMULATED  IN THE DEVELOP-
                                    SHARES       AMOUNT        CAPITAL      RECEIVABLE      DEFICIT       MENT STAGE       TOTAL
                                 -----------   -----------   ----------    ------------   -----------    -----------    -----------
Balance at September 30, 2004     15,793,651   $ 1,532,111   $       --    $         --   $(1,912,397)   $        --    $  (380,286)

Inception of the development
     stage on October 1, 2004             --            --           --              --            --             --             --

Common stock issued for
     professional services            10,000        12,000           --              --            --             --         12,000

Net income (loss)                         --            --           --              --       108,890        (96,030)        12,860
                                 -----------   -----------   ----------    ------------   -----------    -----------    -----------

Balance at June 30, 2005          15,803,651   $ 1,544,111   $       --    $         --   $(1,803,507)   $   (96,030)   $  (355,426)
                                 ===========   ===========   ==========    ============   ===========    ===========    ===========


           The accompanying notes are an integral part of the unaudited consolidated condensed financial statements




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2005 AND 2004 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO JUNE 30, 2005
--------------------------------------------------------------------------------------------------------------------

                                                                                                       INCEPTION OF
                                                                                                       DEVELOPMENT
                                                                                                         STAGE TO
                                                                                                         JUNE 30,
                                                                    2005               2004                2005
                                                                -------------      -------------      -------------
                                                                 (RESTATED)
Cash flows from operating activities:

     Net income (loss)                                          $      12,860      $     (87,169)     $     (96,030)
     Adjustments to reconcile net income (loss) to net cash
     used in operating activities
        Gain from discontinued operations                            (108,890)                --                 --
        Depreciation expense                                              360              1,878                360
        Common stock issued for services                               12,000                320             12,000
        Common stock issued to settle accounts payable                     --                 --                 --
        Changes in operating assets and liabilities:
           Prepaid expenses and other assets                              250                 --                250
           Accounts payable and accrued liabilities                    29,935              8,916             29,935
                                                                -------------      -------------      -------------
              Net cash used by continuing operations                  (53,485)           (76,055)           (53,485)
              Net cash used by discontinued operations                     --             (6,996)                --
                                                                -------------      -------------      -------------

                 Net cash used by operating activities                (53,485)           (83,051)           (53,485)
                                                                -------------      -------------      -------------

Cash flows from financing activities:
     Repayment of note payable to a bank                              (20,598)             6,152            (20,598)
     Proceeds from sale of common stock                                    --             92,159                 --
     Proceeds from stockholder/officer advances                        80,105                 --             80,105
                                                                -------------      -------------      -------------

                 Net cash provided by financing activities             59,507             98,311             59,507
                                                                -------------      -------------      -------------

Increase in cash and cash equivalents                                   6,022             15,260              6,022

Cash and cash equivalents at beginning of period                           --                930                 --
                                                                -------------      -------------      -------------

Cash and cash equivalents at end of period                      $       6,022      $      16,190      $    (102,868)
                                                                =============      =============      =============

Supplemental disclosure of cash flow information
                                                                -------------      -------------      -------------
     Cash paid for interest expense                             $       2,872      $       2,000      $       2,872
     Cash paid for income taxes                                            --                 --                 --


    The accompanying notes are an integral part of the unaudited consolidated condensed financial statements

                                                            72

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is transitioning from a holding company to an oil and gas exploration and production company. This transition began during 2005 and is discussed below in "CURRENT BUSINESS ACTIVITIES". Prior to May 26, 2005 the Company operated as a holding company for its formerly two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct"). The Company received approval from the Secretary of State of Georgia for a certificate of merger between Homes and Freedom Homes, Inc. ("Freedom"). The Company remains the owner of 32.3% of the common shares of Homes. The remaining common shares of Homes are owned as follows: 63.1% by Jim Evans, owner of Freedom, and 4.6% by Robert S. Wilson, operating officer of Homes. In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $108,890...

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire additional producing oil and gas properties in and Around Texas, Louisiana and Oklahoma that will continue to define the operational holdings of The Company.

BASIS OF PRESENTATION

The accompanying unaudited condensed consolidated financial statements of TX Holdings, Inc. and subsidiaries (the "Company" or "TX Holdings") have been prepared in accordance with generally accepted accounting principles in the United States of America for interim financial information and the instructions to Form 10-QSB and the rules of the Securities and Exchange Commission. The results of operations for the interim periods shown in this report are not necessarily indicative of results to be expected for the full fiscal year ending September 30, 2005. In the opinion of the Company's management, the information contained herein reflects all adjustments necessary for a fair presentation of the Company's results of operations, financial position and cash flows. All such adjustments are of a normal recurring nature. The unaudited interim condensed consolidated financial statements should be read in conjunction with the audited consolidated financial statements in the Company's Annual Report on Form 10-KSB for the fiscal year ended September 30, 2004.

DEVELOPMENT STAGE COMPANY

Since it ceased its former business operations, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the consolidated financial statements are presented in accordance with Statement of Financial Accounting Standards (SFAS) No. 7, ACCOUNTING AND REPORTING BY DEVELOPMENT-STAGE ENTERPRISES.

GOING CONCERN CONSIDERATIONS

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

GOING CONCERN CONSIDERATIONS, CONTINUED

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

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, valuation of acquired in-process research and development, measurement of stock-based compensation, and the fair value of the Company's common stock. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

STOCK-BASED COMPENSATION

The Company has adopted SFAS No. 123 (revised 2004), Share-Based Payment (SFAS
123R), which requires the measurement and recognition of compensation expense for all share-based payment awards made to employees and directors, including employee stock options and employee stock purchases, based on estimated fair values. Prior to the adoption of SFAS 123R, the Company recognized stock-based compensation expense in accordance with Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees.

Also, upon adoption of SFAS 123R, the Company adopted the Black-Scholes ("Black-Scholes") option-pricing model, which was previously used for the Company's pro forma information disclosures of stock-based compensation expense as required under SFAS 123.

SFAS 123R requires that the cash flows resulting from excess tax benefits related to stock compensation be classified as cash flows from financing activities.

In March 2005, the Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin No. 107 (SAB 107) regarding the SEC's interpretation of SFAS 123R and the valuation of share-based payments for public companies. The Company has applied the provisions of SAB 107 in its adoption of SFAS 123R.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

STOCK-BASED COMPENSATION, CONTINUED

The Company's determination of the fair value of share-based payment awards on the date of grant using an option-pricing model is affected by the Company's stock price as well as assumptions regarding a number of highly complex and subjective variables. These variables include, but are not limited to, the Company's expected stock price volatility over the term of the awards and actual and projected employee stock option exercise behaviors. Option-pricing models were developed for use in estimating the value of traded options that have no vesting or hedging restrictions and are fully transferable. Because the Company's employee stock options have certain characteristics that are significantly different from traded options, and because changes in the subjective assumptions can materially affect the estimated value, in management's opinion, the existing valuation models may not provide an accurate measure of the fair value of the Company's employee stock options. Although the fair value of employee stock options is determined in accordance with SFAS 123R and SAB 107 using an option-pricing model, that value may not be indicative of the fair value observed in a willing buyer/willing seller market transaction.

SFAS 123R requires forfeitures to be estimated at the time of grant and revised, if necessary, in subsequent periods if actual forfeitures differ from those estimates in order to derive the Company's best estimate of awards ultimately expected to vest. The Company estimated forfeitures based on its historical experience.

RECENT ACCOUNTING PRONOUNCEMENTS

In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (FIN
48). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with SFAS 109. It prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods and disclosures. It will be effective for fiscal years beginning after December 15, 2006.

The provisions of FIN 48 apply to all tax positions upon initial adoption of FIN
48. Only tax positions that meet the recognition threshold criteria at the effective date may be recognized or continue to be recognized upon adoption of FIN 48. The cumulative effect of applying the provisions of FIN 48 will be reported as an adjustment to the opening balance of retained earnings for that fiscal year. The Company is currently evaluating the accounting and disclosure requirements of FIN 48 and will adopt it as required at the beginning of its fiscal year 2007.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements (SFAS
157). SFAS 157 does not require any new fair value measurements but clarifies the fair value definition, establishes a fair value hierarchy that prioritizes the information used to develop assumptions used for measuring fair value, and expands disclosures about fair value measurements. SFAS 157 clarifies that the fair value is the exchange price in an orderly transaction between market participants to sell the asset or transfer the liability in the market. The fair value hierarchy gives the highest priority to quoted prices in active markets and the lowest priority to unobservable data for example, the reporting entity's own data. It emphasizes that fair value is a market-based measurement, not an entity-specific measurement and a fair value measurement should therefore be based on the assumptions that market participants would use in pricing the asset or liability.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BASIS OF PRESENTATION AND SIGNIFICANT ACCOUNTING POLICIES, CONTINUED

RECENT ACCOUNTING PRONOUNCEMENTS, CONTINUED

SFAS 157 expands disclosures about the use of fair value to measure assets and liabilities in interim and annual periods subsequent to initial recognition, including the inputs used to measure fair value and the effect of such measurements on earnings for the period. It will be effective for financial statements issued for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years with earlier application encouraged. The Company is currently evaluating the accounting and disclosure requirements of SFAS 157 and plans to adopt it as required at the beginning of its fiscal year 2008.

 NOTE 2 - RESTATEMENT

The Company previously filed its June 30, 2005 financial statements without review and those financial statements included errors in the application of accounting principles generally accepted in the United States. Following is an analysis errors and the effect on the financial statements:

                                                           THREE MONTHS ENDED JUNE 30, 2004
                                                  --------------------------------------------------
                                                  AS ORIGINALLY
                                                      FILED           RESTATEMENT        AS RESTATED
                                                  ------------      --------------      ------------
Revenue                                                 62,505                  --            62,505

Loss from operations                                   (62,505)                 --           (62,505
                                                  ------------      --------------      ------------

Total other income and (expenses), net                    (957)                 --              (957)
                                                  ------------      --------------      ------------

Loss from continuing operations                        (63,462)                 --           (63,462)
                                                  ------------      --------------      ------------

Discontinued operations:
     Gain (loss) from disposal of
     discontinued

        business segment                              (743,762)            743,760                (2)
                                                  ------------      --------------      ------------

Gain (Loss) from discontinued operations              (743,762)            743,760                (2)
                                                  ------------      --------------      ------------

Net loss                                          $   (807,224)  $         743,760      $    (63,464)
                                                  ============      ==============      ============

Net loss per common share - basic and diluted

     Continuing operations                        $      (0.00)                         $      (0.00)

     Discontinued operations                             (0.05)                                (0.00)
                                                  ------------                          ------------

        Total                                     $      (0.05)                         $      (0.00)
                                                  ============                          ============




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSEDFINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - RESTATEMENT, CONTINUED

                                                  NINE MONTHS ENDED JUNE 30, 2004
                                            ----------------------------------------------
                                            AS ORIGINALLY
                                                 FILED        RESTATEMENT      AS RESTATED
                                             -----------      -----------      -----------

Total operating expenses                          93,158               --           93,158
                                             -----------      -----------      -----------

Loss from operations                             (93,158)              --          (93,158)

Total other income and (expenses), net            (2,872)              --           (2,872)
                                             -----------      -----------      -----------

Loss from continuing operations                  (96,030)              --          (96,030)
                                             -----------      -----------      -----------

Discontinued operations:
     Loss from disposal of discontinued
        business segment                        (743,762)         852,652          108,890
                                             -----------      -----------      -----------

Gain (Loss) from discontinued operations        (743,762)         852,652          108,890
                                             -----------      -----------      -----------

Net Gain(loss)                                 (839,792)         852,652           12,860
                                             -----------      -----------      -----------
Net Gain(loss) per common share -
     basic and diluted                       -----------      -----------      -----------
     Continuing operations                   $     (0.00)                      $     (0.01)
     Discontinued operations                       (0.05)                             0.01
                                             -----------                       -----------
        Total                                $     (0.05)                      $      0.00
                                             ===========                       ===========

         (A) To properly recognize the gain upon sale of a majority interest in Homes. The adjustment eliminates the negative investment as a result of the sale.

The Company also made reclassification entries to the March 31, 2005 financial statements to properly segregate discontinued operations. The amounts reclassified are shown in the following footnote.

NOTE 3 - DISCONTINUED OPERATIONS

Following is an analysis of the discontinued operations of Freedom Home, Inc. for the three and six months ended March 31, 2004. The Company sold a 67.7% interest and wrote-off the remaining 32.3% in Freedom because management believes Freedom has no continuing value. The Company continues to own a minority interest in Freedom and recognized a gain on sale of the majority interest because the sale resulted in a negative investment.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSEDFINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - DISCONTINUED OPERATIONS, CONTINUED

                                                 THREE MONTHS      NINE MONTHS
                                                    ENDED             ENDED
                                                   JUNE 30,          JUNE 30,
                                                     2004              2004
                                                 ------------      ------------
Revenue                                          $      5,895      $     22,755
                                                 ------------      ------------

Operating expenses, except items shown
     separately below                                   5,482            19,952

     Professional fees                                  1,061             4,096

     Lease expense                                        401             1,463

     Depreciation expense                                 506             1,518

     Advertising expense                                  111               471
                                                 ------------      ------------

        Total operating expenses                        7,561            27,500
                                                 ------------      ------------

Loss from operations                                   (1,666)           (4,745)
                                                 ------------      ------------

Other income and (expenses):
     Gain on settlement of  accounts
     payable                                               --               373

     Interest expense                                    (841)           (2,523)
                                                 ------------      ------------

        Total other income and (expenses),
        net                                              (841)           (2,150)
                                                 ------------      ------------

Gain (Loss) from discontinued operations         $     (2,507)     $     (6,895)
                                                 ============      ============

NOTE 4 - INCOME TAXES

The Company has tax net operating loss carryforwards totaling approximately $1,895,000, expiring in 2018 through 2025. Approximately $1,190,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through December 31, 2004 were approximately $704,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,128,000. The difference between the tax provision at the federal statutory rate to the amount reported in the statement of operations relates primarily to the change in the valuation allowance offset against deferred tax assets.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONSOLIDATED CONDENSEDFINANCIAL
STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - SUBSEQUENT EVENTS

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

On March 28, 2006 the Company entered into a consulting agreement with Douglas
C. Hewitt to provide technical support and advice in setting up the oil and gas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On March 28, 2006 the Company entered into a consulting agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was granted warrants to purchase 300,000 shares of common stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

In May 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock with no rights of conversion to common stock. The preferred stock documents provide Mr. Neuhaus with voting rights equivalent to 50% of the common shares of issued by company. During the fiscal year 2006 Mr. Neuhaus waived his monthly salary.

In September 1, 2006 the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 9, 2005, the Registrant engaged Ham Langston & Brezina L.L.P., 11550 Fuqua, Suite 475, Houston Texas 77034 as its auditors to replace its former auditors, Elliott Davis LLC. The former auditor was notified of their dismissal on August 9, 2005.

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

ITEM 8A - CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. Our Chief Executive Officer and Principal Financial Officer, after evaluating the effectiveness of our "disclosure controls and procedures" (as defined in the Securities Exchange Act of 1934 Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Annual Report on Form 10-KSB (the "Evaluation Date"), have concluded that as of the Evaluation Date, our disclosure controls and procedures were not effective to provide reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure. Our controls were not effective, as we failed to timely file our Quarterly Reports on Form 10-QSB and we failed to timely file this Annual Report on Form 10-KSB. Moving forward, our management believes that as we become more familiar and gain more experience in completing our periodic filings and providing our outside auditors with the required financial information, that we will be able to file our periodic reports within the time periods set forth by the Securities and Exchange Commission.

(b) Changes in internal control over financial reporting. Subsequent to the year ended December 31, 2006, our management plans to make a concerted effort to spend the appropriate time and resources to complete our financial statements and disclosures in our periodic and annual reports within the time periods set forth by the Commission. Our management hopes to accomplish this goal by putting in place stricter controls and procedures and beginning management's dialogue with our inside and outside accountants regarding our periodic filings at an earlier stage in the review and/or audit process, which our management believes will allow us to timely file our periodic reports moving forward.

ITEM 8B - OTHER INFORMATION

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

                                    PART III

ITEM 9 - DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

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


BUSINESS EXPERIENCE OF EXECUTIVE OFFICERS AND DIRECTORS

Mark S. Neuhaus, Chairman of the Board of Directors and Chief Executive Officer.

Mr. Neuhaus has served as Chairman and Chief Executive Officer since December 12, 2002 when MA&N acquired a controlling interest in TX Holdings. Mr. Neuhaus and his wife, Nicole B. Neuhaus, own 100% of MA&N, LLC and other investment funds specializing in small cap public companies, which Mr. Neuhaus manages and had been his principal occupation since 1995 until his involvement in TX Holdings. Prior to 1995, Mr. Neuhaus founded several startup companies including Solar Engineering in 1987, which later became US Electric Car. Mr. Neuhaus was also one of the founding shareholders of Interactive Motorsports and Entertainment.

W. A. "Bill" Alexander, PE, Chief Operating Officer - Mr. Alexander joined TX Holdings on August 2, 2006 as Chief Operating Officer. Mr. Alexander has worked at Shell Oil, Inc and Kirby Exploration, as well consulting in his own practice, Alexander Engineering. Mr. Alexander received his Bachelor of Science degree in Mining Engineering from the University of Wisconsin.

Michael A Cederstrom, Esq., Chief Financial Officer - Mr. Cederstrom joined TX Holdings as part time interim Chief Financial Officer on March 28, 2006 and will assist the company with its reorganization as an oil and gas company. Mr. Cederstrom has served as the Chief Financial Officer for several oil and gas companies over the past 10 years. Mr. Cederstrom received his Bachelor of Science degree in finance with honors from the University of Utah. In addition he received his Juris Doctorate degree from Southwestern University.

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

                                                SUMMARY COMPENSATION TABLE
                                                --------------------------

                                                                                 LONG TERM COMPENSATION
                                                                         -------------------------------------------
                                  ANNUAL COMPENSATION                         AWARDS                PAYOUTS
                  --------------------------------------------------------------------------------------------------
                                                                                   Securities
                                                         Other         Restricted    Under-
  Name And                                              Annual           Stock       Lying     LTIP    All Other
 Principal                     Salary     Bonus      Compensation     Compensation  Options/ Payouts  Compensation
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

On March 28, 2006 the Company entered into a consulting agreement with Douglas
C. Hewitt to provide technical support and advice in setting up the oil and gas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On March 28, 2006 the Company entered into a consulting agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On July 1, 2006 the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On December 12, 2005, the Company issued 2,000,000 shares of the Company's Common Stock for the compensation of Darren Bloom, CFO, Secretary/Treasurer and member of the Board of Directors. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months. TX Holdings has filed suit against Mr. Bloom for the return of the shares for breach of contract and a stop transfer has been placed on the share certificate.

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

                              No. of           % of Total
                              Securities       Options
                              Underlying       Granted to
                              Options          Employees       Exercise
                              Granted          in Fiscal        Price         Expiration
Name                          (#)              Year             ($/Sh)            Date
-------------------------------------------------------------------------------------------
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

                                                Number of Securities        Value of Unexercised In-the-Money
                                               Underlying Unexercised
                                               Options at Fiscal Year-           Options at Fiscal Year-
                                                       End (#)                         End ($) (1)
                                            ------------------------------ ----------------------------------
                       Shares
                      Acquired
                     on Exercise    Value
       Name              (#)       Realized Exercisable   Unexercisable      Exercisable      Unexercisable
-----------------------------------------------------------------------------------------------------------
W.A. Alexander            N/A         N/A     250,000           -0-            100,000             -0-
Michael
A.Cederstrom              N/A         N/A     200,000           -0-             80,000             -0-
Bobby S. Fellers          N/A         N/A     300,000           -0-            120,000             -0-
Douglas C. Hewitt         N/A         N/A     300,000           -0-            120,000             -0-

         (1)      Based on the closing price of $0.70 at September 30, 2006.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

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

                                                     Amount and Nature of
Name and Address of Beneficial Owner (1)             Beneficial Ownership               Percent of Class(2)
-----------------------------------------------------------------------------------------------------------
Mark Neuhaus                                             7,662,626(3)                          19.7%

Darren Bloom                                             2,000,000                              7.4%

Nicole B. Neuhaus                                        4,647,626(4)                           8.6%

MA&N LLC                                                 4,647,626                             17.2%

Ned Baramov                                                940,100                              3.5%

All directors and executive officers (2 persons)         10,587,726                            39.2%

     * Represents less than 1% of our outstanding common stock.

(1) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 1701 North Judge Ely Blvd., #6480, Abilene, Texas 79601.
(2) Based upon 18,999,934 shares of common stock outstanding as of December 31, 2005, together with securities exercisable or convertible into shares of common stock within 60 days of December 8, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 8, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.
(3) Of which 4,647,626, shares are owned by MA&N. Mr. Neuhaus has a 50% equity interest in MA&N.15,000 shares were acquired in the open market Mr. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to his wife's beneficial interest.
(4) Represents shares held by MA&N in which Mrs. Neuhaus has a 50% equity interest and her husband, Mark S. Neuhaus, also has a 50% equity interest. Mrs. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to her husband's beneficial interest.

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

                                                 Amount and Nature of
Name and Address of Beneficial Owner (1)         Beneficial Ownership       Percent of Class
--------------------------------------------------------------------------------------------
Mark Neuhaus                                          7,662,626(3)                19.7%

Darren Bloom                                          2,000,000                    7.4%

Nicole B. Neuhaus                                     4,647,626(4)                 8.6%

MA&N LLC                                              4,647,626                   17.2%

David R. Baker                                        1,632,669(5)                 5.9%

Ned Baramov                                             940,100                    3.5%

Michael A. Cederstrom*                                   200,000(6)

Bobby S. Fellers*                                        300,000(6)
Douglas C. Hewitt*                                       300,000(6)
W.A. Alexander*                                          250,000(6)

All directors and executive officers (5 persons)     10,587,726
---------

     * Represents less than 1% of our outstanding common stock.

(1) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 1701 North Judge Ely Blvd., #6480, Abilene, Texas 79601.

(2) Based upon 27,002,558 shares of common stock outstanding as of December 8, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of December 8, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 8, 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(5) Represents 915,625 shares owned by Mr. Baker and 717,044 shares subject to warrants currently exercisable.

(6) Represents warrants issued to each individual for their specific role with the company during fiscal year 2006.

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

(3) On December 12, 2005 the Company issued 2,000,000 shares of TX Holdings Common Stock to Darren Bloom, Mr. Bloom was Secretary-Treasurer, Chief Financial Officer and member of the Board of Directors. The shares represented $100,000 of stock compensation for 2005. Mr. Bloom is the brother of Nicole B. Neuhaus, the wife of Mark Neuhaus, the Company Chief Executive Officer and Chairman of the Board of Directors. Subsequently, Mr. Bloom resigned from all positions with the Company. The Company has filed suit for return all of the shares of Company Common Stock.

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

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

     EXHIBIT
       NO.          DESCRIPTION
   ---------      --------------------------------------------------------------

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

      2.5 Extension Agreement dated March 5, 2004 between Jim Evans, R Wireless, Inc., and Homes by Owner, Inc. (12)
      3.1a Composite Articles of Incorporation of R Wireless, Inc, as amended to reflect the change of name from HOM Corporation, effective January 22, 2003 (3)
      3.2         By-Laws of HOM Corporation as adopted December 12, 2002 (13)
      4 Instrument defining rights of holders (See Exhibit No. 3.1a, Articles of Incorporation - Article Four)
      4.2         Warrant to Purchase Shares of Common Stock of R Wireless, Inc.
                  issued to Baker, Johnston and Wilson LLP, dated July 21, 2005
      10.4 Agreement to Merge - Freedom Homes, Inc. - Homes By Owners, Inc., dated March 24, 2005(6)
      10.5 Forbearance Agreement between David R. Baker, Baker, Johnston & Wilson LLP, and R Wireless, Inc., dated as of July 21, 2005 Services Settlement Agreement between David R. Baker and R Wireless, Inc., dated August 1, 2005
      10.6 Amendment to Forbearance Agreement and Warrant between Baker & Johnston LLP, and TX Holdings, Inc., dated as of November 1, 2005
      16.1        Letter of Elliott Davis LLC (8)
      21.1        List of Subsidiaries of R Wireless, Inc. (2)
      31.1        Certification of Mark Neuhaus, CEO of TX Holdings, Inc.
      31.2        Certification of Michael A. Cederstrom, Esq., CFO of TX
                  Holdings, Inc.
      32.1        Certification of Mark Neuhaus pursuant to Section 1350
      32.2        Certification of Michael A, Cederstrom, Esq., pursuant to
                  Section 1350
      33.1        R Wireless, Inc. Code of Ethics adopted February 24, 2004(7)
      99.7 Employment Agreement between Registrant and Ned Baramov dated January 15, 2003 (5)
      98.8 Employment Agreement between Registrant and Mark Neuhaus dated January 15, 2003 (5)
      99.9 Retainer Agreement between Registrant and Donald N. Rizzuto, Attorney and Counselor at Law dated January 15, 2003 (5)
      99.10 Employment Agreement between Registrant and Darren Bloom dated August, 2005(9)

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

Hiring of W.A. "Bill" Alexander as Chief Operating Officer of TX Holdings, Inc.; filed with the Security and Exchange Commission on August, 2, 2006.


ITEM 14 PRINCIPAL ACCOUNTANTS FEES AND SERVICE

The aggregate fees we paid to Ham Langston & Brezina, LLP for the years ended September 30, 2006, 2005 and 2004 were as follows:

                                            2006          2005         2004
- ---------------------------------------------------------------------------
Audit Fees                                $30,000        $20,000     36,010
Audit-Related Fees
Total Audit and Audit-Related Fees

Tax Fees                                       --             --        731
All Other Fees
Total                                                              $ 36,741

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

Dated: January 23, 2007

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ Mark Neuhaus                Chairman of the Board of Directors, and
         January 23, 2007                Chief Executive Officer
         ----------------
         Mark Neuhaus

         /s/ Michael A. Cederstrom       Chief Financial Officer
         January 23, 2007
         -------------------------
         Michael A. Cederstrom

         /s/Douglas C. Hewitt            Director
         January 23, 2007
         --------------------
         Douglas C. Hewitt

         /s/Bobby S. Fellers             Director
         January 23, 2007
         -------------------
         Bobby S. Fellers