Form 10KSB
period 2006-09-30
TX Holdings, Inc.
filed 2007-03-23
CIK 1133798

                     U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                    ----------------------------------------

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2006

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________.

Commission File No. 0-32335

                  TX HOLDINGS, INC. (FORMERLY R WIRELESS, INC.)
                 (Name of small business issuer in its charter)

             Georgia                                         58-2558702
  (State or Other Jurisdiction                            (I.R.S. Employer
of Incorporation or Organization)                        Identification No.)

                        1701 North Judge Ely Blvd. #6420
                              Abilene, Texas 79601
                             (Address of Principal)

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's did not have revenues for the fiscal year ended September 30, 2006.

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [ ] No [x]

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on March 20, 2007 was $7,122,880

There are approximately 13,966,431 shares of common voting stock of the Registrant held by non-affiliates. On March 20, 2007 the average bid and asked price was $ 0.51

As of March 20, 2007, there were 27,002,558 shares of common stock outstanding.


FORWARD-LOOKING STATEMENTS AND CAUTIONARY WORDS

This annual report on Form 10-KSB ("Annual Report") for the period ending September 30, 2006 ("fiscal year 2006"), contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-KSB or the amendment thereto in which they appear, as the case may be. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In addition, particular attention is called to cautionary words such as "may," "will," "expect," "anticipate," "estimate" and "intend" where they appear herein. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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

"Net" oil and gas wells or "net" acres are determined by multiplying.

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

                                   FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

                                      INDEX
PART I_________________________________________________________________  6

   Item 1 Description of Business______________________________________  6

   Item 2 Description of Property______________________________________ 23

   Item 3 Legal Proceedings____________________________________________ 25

   Item 4 Submission of Matters to a Vote of Security Holders__________ 26

PART II________________________________________________________________ 27

   Item 5 Market for Common Equity and Related Stockholder Matters_____ 27

   Item 6 Management's Discussion and Analysis or Plan of Operations___ 32

   Item 7 Financial Statements_________________________________________ 34

   Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure_____________________________________ 52

   Item 8A Controls and Procedures_____________________________________ 52

   Item 8B Other Information___________________________________________ 53

PART III_______________________________________________________________ 54

   Item 9 Directors, Executive Officers, Promoters and Control
          Persons; Compliance with Section 16(a) of the
          Exchange Act_________________________________________________ 54

   Item 10 Executive Compensation______________________________________ 56

   Item 11 Security Ownership of Certain Beneficial Owners and
           Management__________________________________________________ 58

   Item 12 Certain Relationships and Related Transactions______________ 59

   Item 13 Exhibits and Reports on Form 8-K____________________________ 60

   Item 14 Principal Accountants Fees and Service______________________ 62

                                     PART I

ITEM 1 DESCRIPTION OF BUSINESS

OVERVIEW OF BUSINESS

TX Holdings, Inc. ("TX Holdings" or the "Company"), formerly named R Wireless, Inc. ("RWLS") and, prior to that, named HOM Corporation ("HOM"), is a Georgia corporation incorporated on May 4, 2000. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company acquired oil and gas leases and began development of oil and gas producing operations as of April 11, 2006.

HISTORY AND CORPORATE STRUCTURE

Previously TX Holdings acted as a holding company whose operations were conducted through two wholly-owned operating subsidiaries, Direct Lending Inc. ("Direct"), a Georgia corporation, and Homes By Owners, Inc. ("Homes"), a Georgia corporation. Direct was a licensed mortgage broker working with various financial institutions and underwriters. Homes published and distributed a monthly magazine, HOMES BY OWNERS, listing residential properties in the Augusta, Georgia/Aiken, South Carolina metropolitan area for sale by their owners and containing other advertising material. Homes also listed homes for sale on its website, www.homesbyowners.net.

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

RECENT DEVELOPMENTS

In February 2006 TX Holdings entered into a Memorandum of Understanding to acquire Oil and Gas Leases located in Texas. The negotiations and due diligence under the Memorandum of Understanding were concluded on November 1, 2006 resulting in TX Holdings acquiring a turn-key prospect known as Contract Area #1 located in the counties of Callahan and Eastland, Texas. On August 1, 2006 TX Holdings acquired the Williams Lease, located in Callahan County, Texas. On April 11, 2006 TX Holdings acquired the Parks Lease, located in Callahan County, Texas.

On March 28, 2006, TX Holdings appointed to its Board of Directors Bobby Fellers who has worked in the oil and gas business for more than thirty years. Mr. Fellers has assisted TX Holdings in the acquisition of the above referenced leases and owns a forty percent working interest position in the Contract Area #1 lease and a twenty-five percent working interest in the Parks Lease. In addition Mr. Fellers is employed by Masada Oil & Gas a Texas corporation, which is the current operator of record on both the Parks and Contract Area 1 leases in which TX Holdings owns an interest.

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

BACKGROUND FOR OIL AND GAS BUSINESS ACTIVITIES

Since August 2005 oil prices have exceeded $50.00 per barrel. On March 19, 2007 the closing price for a barrel of oil was $56.59. At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure, becomes financially viable. The current corporate direction is to acquire through purchase, merger and option, fields with proven reserves and excellent development prospects. Concurrently, the Company is exploring options for the acquisition of operational expertise and equipment.

This strategy is contingent upon the Company's ability to obtain sufficient capital to fund the high start up costs of testing, analyzing, acquiring capital equipment and lease acquisition. On May 11, 2006 the Company announced that it had entered into a private placement agreement with Brill Securities, Inc. Pursuant to the private placement agreement the Company completed the sale of 4,133,324 units during the 3rd quarter of 2006 at a price of $0.30 per unit, for a total of $1,240,000, which after commission and expenses resulted in net proceeds of approximately $1,180,000. Each unit includes one share of common stock and a warrant to purchase an additional share at a price of $0.50 per share. This infusion of capital allowed the Company to pursue its strategy of acquiring oil and gas producing properties.

On September 1, 2005 TX Holdings announced an agreement whereby W.D. Von Gonten & Co., of Houston, Texas will advise the Company on economics and future value projections of prospective wells and producing properties. An essential component of Von Gonten's service offerings is the provision of certified reserve reports.

In December 2006 Van Gonten requested additional well data on the wells owned by TX Holdings in order to evaluate the wells. Until this information can be provided and evaluated Van Gonten is unable to evaluate any proven reserves.

CURRENT OIL AND GAS ACTIVITIES

We are actively engaged in the exploration, development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006 we entered into a Purchase Sale Agreement with Masada Oil & Gas, Inc. ("Masada") Masada has served as the operating contractor in two of the leases that TX Holdings currently holds in the counties of Callahan and Eastland, Texas. The leases and the current working interest of TX Holdings in each lease are as follows:

a. Contract Area # 1, 60% Working Interest;
b. Park's Lease, 75% Working Interest;
c. Williams Lease, 89% Working Interest.

Currently TX Holdings is not producing any of its wells. The Company is applying for its Operator's License in Texas. Upon obtaining the Operator's License TX Holdings will begin production.

(For a discussion of leases see section "Oil and Gas Leases" under Item 2:
Description of property).

PRINCIPAL PRODUCTS OR SERVICES AND MARKETS

The principal markets for our crude oil and natural gas will be refining companies, pipeline companies, utility companies and private industry end users. The point of delivery of our crude oil is at tank batteries located at or near well sites on the leases. We believe that our customers will be based in the State of Texas and in the industries discussed above. Currently, the Wells the Company owns are only capable of producing oil. Sufficient quantities of natural gas are not produced at this time to warrant the cost of installing a collection system.

Although we anticipate that any crude oil and natural gas that we produce will be sold to customers in the State of Texas, no assurance can be given that such sales will occur, or that if they do, that we will receive a price that is sufficient to make our operations profitable.

DISTRIBUTION METHODS OF PRODUCTS OR SERVICES

Crude oil will be stored in tanks at well site located on our leases, until the purchaser takes delivery of the crude oil by tanker truck. TX Holdings has not entered into any contracts for the sale of its crude as of March 20, 2007.

COMPETITIVE BUSINESS CONDITIONS

Our oil and gas exploration activities in Texas are undertaken in a highly competitive and speculative business environment. In seeking any other suitable oil and gas properties for acquisition, we will be competing with a number of other companies located in Texas and elsewhere, including large oil and gas companies and other independent operators, many with greater financial resources.

Although, our management generally does not foresee difficulties in procuring logging of wells, cementing and well treatment services in the area of our operations, several factors, including increased competition in the area, may limit the availability of logging equipment, cementing and well treatment services. If such an event occurs, it will have a significant adverse impact on the profitability of our operations.

The prices of our products are controlled by the world oil market; thus, competitive pricing behavior in this regard is considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for completion of wells and drilling costs.

DEPENDENCE ON ONE OR A FEW MAJOR CUSTOMERS

We will be dependent on local purchasers of hydrocarbons to purchase our products in the areas where our properties are located. The loss of one or more of our primary purchasers may have a substantial adverse impact on our sales and on our ability to operate profitably.

PATENTS, TRADEMARKS, LICENSES, FRANCHISES, CONCESSIONS, ROYALTY AGREEMENTS OR LABOR CONTRACTS

Royalty agreements relating to oil and gas production are fairly standardized in the industry. However, the percentage and amount of royalties paid by producers, vary from lease to lease. (See Description of Business - "Current Business" in this Annual Report.)

GOVERNMENTAL APPROVAL AND REGULATION

The production and sale of oil and gas are subject to regulation by federal, state and local authorities. None of the products that we expect to offer require governmental approval, although permits are required for the drilling of oil and gas wells. Additionally, testing of well integrity is required on a routine basis.

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

RESEARCH AND DEVELOPMENT

During 2005 and 2006 we did not incur any research and development expenditures.

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

Since May 26, 2005, the operations of New Freedom have not been consolidated with the financial statements of the Company. In 2005 the company sold a 67.7% interest in New Freedom and New Freedom is no longer a subsidiary because it is now controlled by of Jim Evans. Old Freedom began to sell pre-owned manufactured homes in the Augusta, Georgia market in February 2002. In June, 2004, it became a retailer of new homes manufactured by Horton Homes and subsequently has also sold new homes manufactured by Southern Energy Homes and Precision Homes. TX Holdings now owns a 32.3% interest in New Freedom and TX Holdings' management has determined that the investment in New Freedom is worthless.

BUSINESS OF DIRECT LENDING, INC.

Direct Lending, Inc. was a mortgage broker. It located sources of capital willing to grant home mortgage loans to clients of Direct. Direct acted as a broker and was paid a fee only upon the closing of a loan to a customer. These fees were typically in the range of $2,000 for each loan closed by Direct and are the result of origination fees, and yield spread income.

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

SALE OF THE ASSETS AND BUSINESS OF DIRECT LENDING, INC.

In Fiscal 2002, in an environment of sharply declining interest rates, residential housing became more affordable to new home buyers as monthly mortgage payments fell and existing homeowners made the decision to refinance their old mortgages with new low rate loans. Direct management increased its personnel, leased additional space and incurred other additional expenses to capture a share of the new growth in the mortgage brokerage business. In October 2002 management decided to sell Direct, and on November 25, 2002, completed the sale of Direct to Stuckey Enterprises, Inc., an unaffiliated entity, ("Stuckey"). The sale included all of the assets of Direct other than its corporate records, but including the name, Direct Lending. TX Holdings assumed the past liabilities of Direct. Mortgage transactions originating prior to October 25, 2002 were for the account of TX Holdings and subsequent transactions were for the account of Stuckey. Stuckey assumed responsibility for the employees and premises and equipment costs from October 25, 2002, thus relieving TX Holdings of these expenses. Stuckey agreed to pay a $5,000 down payment. In January 2003, the terms of the original agreement were renegotiated, and on January 14, 2003 Stuckey made a payment of $10,000 as an agreed upon lump sum payment.

COMPANY EMPLOYEES AND OTHER WORKERS

As of March 20, 2007 we had four employees. Mark S. Neuhaus is Chairman of the Board of Directors and President of TX Holdings. On March 28, 2006 Michael A. Cederstrom was appointed the interim Chief Financial Officer of TX Holdings. Mr. Cederstrom works on a part time basis with the understanding that once full scale oil and gas production is achieved a permanent chief financial officer will be named. Mr. Cederstrom also provides legal services through his law firm, Dexter and Dexter. On August 2, 2006 TX Holdings appointed W.A. "Bill" Alexander as the Chief Operating Officer. On February 2, 2007 Jose Fuentes was hired as the Vice President of Finance for the Company. Other specialized functions are provided as necessary through the engagement of independent consulting contractors.

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

Oil and gas reserve estimates and the present values attributed to these estimates are based on many engineering and geological characteristics as well as operational assumptions that generally are derived from limited data. Common assumptions include such matters as the anticipated future production from existing and future wells, future development and production costs and the ultimate hydrocarbon recovery percentage. As a result, oil and gas reserve estimates and present value estimates are frequently revised to reflect production data obtained after the date of the original estimate. If reserve estimates are inaccurate, production rates may decline more rapidly than anticipated, and future production revenues may be less than estimated. In addition, significant downward revisions of reserve estimates may hinder our ability to borrow funds in the future, or may hinder other financing arrangements that we may consider.

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

When TX Holdings begins the production of oil and gas, its revenues could be affected by a substantial or extended increase or decline in oil and natural gas prices. The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and currently oil and natural gas prices are significantly above historic levels. These markets will likely continue to be volatile in the future and current record prices for oil and natural gas may decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

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

BRIEF OPERATING HISTORY - NO ASSURANCE OF PROFITABILITY

The Company has a brief operating history. Although we commenced operations in 1997, original management has been replaced as previous operations have not been profitable. The Wi-Fi business contemplated subsequent to the acquisition of a controlling interest in the Company by MA&N did not materialize. The Company has recently completed the acquisition of its initial oil and gas leases. However, as of March 20, 2007 the Company has not sold any of its oil and gas production. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to produce and acquire sufficient productive wells to meet its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to meet all of its expenses to achieve profitability.

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

Shareholders Voting Control Risk

On May 11, 2006 the Company issued 1,000 shares of preferred stock to Mark Neuhaus. The preferred shares provide super-voting rights to Mark Neuhaus equal to 50% of the common stock voting rights. These super-voting rights provide Mark Neuhaus with control of the Company; This may allow Mr. Neuhaus the ability to act in a manner contrary to the vote of other shareholders and that may be detrimental to other shareholders.

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

LEASE AND ROYALTY TERMS

CONTRACT AREA # 1

Located in the counties of Callahan and Eastland, Texas, this lease includes the development of the field. The Purchase and Sale Contract provides for a total investment of up to $7,200,000. To reach this purchase price Masada Oil & Gas will need to procure an additional 1186 acres in Callahan County, Texas which is contiguous to the Company's currently owned 247 acres. In addition the Purchase and Sale agreement contemplates that Masada Oil and Gas will perform all of the work on the field to put into production a minimum of 121 wells within 21 months. This production schedule is conditioned upon the Company providing the funds necessary to complete the work on a timely basis and Masada Oil and Gas' ability to acquire the additional acreage. If Masada Oil and Gas is unable to deliver the additional acreage the Purchase and Sale Agreement will be adjusted to reduce the price of the purchase. The Purchase and Sale Contract for this field was not completed until November 2006 and the payments we made towards purchase of the field are presented in the financial statements as a deposit towards the Purchase and Sale Agreement. The ultimate total price is conditioned upon performance and future acquisitions. TX Holdings currently own a 60% working interest in the field and Masada Oil and Gas owns a 40% working interest. The ORRI on each lease varies, thus the net revenue interest the Company will receive from the wells of the respective leases will also vary. The table below sets forth the royalty interest for each lease, the net working interest and the gross acreage of each lease within Contract Area # 1:

--------------------------------------------------------------------------------

Description                                    ORRI             Working Interest
-----------                                    ----             ----------------
Roy Adams Lease RRC #01470                     17.97%           60%

W. Isenhower Lease RRC# 20398                  20.00%           60%

Isenhower Lease RRC# 21474                     26.25%           60%

Isenhower Estate Lease RRC # 30700             20.00%           60%

--------------------------------------------------------------------------------

As of November 25, 2006, there were eighteen oil wells capable of producing on the leases. As of March 20, 2007 these wells are not producing due to the Company waiting to obtain its Operator's License in Texas. The production of the wells is minimal, from 1 to 2 bbls per day. The Company has not completed the development of the water flood program. The water flood will inject water into the field through injection wells. The water will force the oil towards the production wells so that it can be recovered. The Company's wells on this field are considered shallow wells and only produce to a depth of 1000 feet.

PARKS LEASE

This lease includes 320 acres in which we have a 75% working interest and a 63% net revenue interest in the oil and gas produced from this field. The land owners of this lease own a 12.5% royalty interest in the production. Masada Oil and Gas owns a 25 % working interest in the lease. There are currently 30 wells on this lease and none of the wells are currently producing. The lease provides that TX Holdings is limited to production from 1,000 feet and above. The wells on this lease are not currently producing.

WILLIAMS LEASE

This lease contains 843 acres with a working interest of 89% owned by the Company. The lease was acquired through a foreclosure sale on August 1, 2006 for the sum of $68,221. The lease carries an ORRI to the land owners of 25%. The Company's net Revenue interest on the wells contained in this lease is 75%. This lease is limited to production from 1,000 feet and above.

OIL AND GAS RESERVE ANALYSES

Currently the leases that have been acquired have not been developed in a way that allows our Petroleum Engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company is currently performing work on each lease to provide the required information of logging each well to provide the information to the Petroleum Engineers. The Company currently has no proved reserves on the leases. The leases were acquired during the third and fourth quarter of 2006. However, the Company hopes to establish reserves and commence operations on the leases in 2007.

ITEM 3 LEGAL PROCEEDINGS

Management is currently aware of one pending, past or present litigation involving the Company which management does not believe could have a material adverse effect on the Company. Management does not know of any outstanding bankruptcy or receivership issues and is not aware of any securities law violations other than the failure to file timely Form 10-KSB for 2005 and 2006, and timely Forms 10-QSB for the quarterly periods in 2005 and 2006. The Company has recently filed Form 10-KSB for fiscal year end 2005. The Forms 10-QSB for the quarterly periods in 2005 have been incorporated in the Form 10-KSB 2005 filing as provided in an agreement between the Company and the SEC.

TX Holdings has filled an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04 entitled TX Holdings, Inc vs. Darren Bloom. The Company has brought an action against Mr. Bloom for breach of contract, damages and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006 after serving only 9 months. Mr. Bloom currently owns 2,000,000 shares of TX Holdings common stock. Management believes that this matter can be resolved and will have no material effect on the Company operations. (The cancellation of shares, if granted would have a positive effect on Earnings Per Share).

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

                                         Bid Prices ($)
                                         --------------
                                      High            Low
                                      ----            ---
Quarter Ended:

December 31, 2006                     0.87           0.45
September 30, 2006                    0.99           0.55
June 30, 2006                         1.07           0.33
March 31, 2006                        0.47           0.19

December 30, 2005                     0.37           0.16
September 30 , 2005                   0.55           0.05
June 30, 2005                         0.15           0.06
March 31, 2005                        0.15           0.04

As of March 20, 2007 there were approximately 184 holders of record of our common stock

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

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser's written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in TX Holdings' common stock and may affect the ability of shareholders to sell their shares.

PREFERRED STOCK

The Company has issued 1,000 shares of preferred stock to Mark Neuhaus, the President and Chairman of the Board of Directors. The preferred stock has no dividend rights, no registration rights and no conversion rights. The preferred stock does have a super-voting right equivalent to 50% of the outstanding voting rights held by the common stock holders. This voting right provides Mr. Neuhaus with control of the Company.

DIVIDENDS

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

HOLDERS

As of September 30, 2006, TX Holdings has issued and outstanding 27,002,558 shares of common stock. During the fiscal year 2006 the following warrants were issued: Douglas C. Hewitt, exercisable for 300,000 shares; Michael A. Cederstrom, exercisable for 200,000 shares; Bobby Fellers, exercisable for 300,000 shares; W.A. ("Bill") Alexander, exercisable for 250,000 shares; and as part of the Private Placement exercisable for a total of 4,633,324 shares, none of which have been exercised.

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

On August 2, 2004, the Company issued 500,000 shares of common stock of the Company to S2 Consulting. The shares were issued as payment of $35,000 in fees for past and future advisory services provided to the Company in relation to the evaluation of potential merger and acquisition targets. Such services include, but are not limited to advising, evaluating and developing corporate strategy, providing company guidance, and assisting in developing relationships and opportunities. S2 Consulting is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

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

On May 11, 2006 the Company entered into an Employment Agreement with Mark Neuhaus. As part of the Employment Agreement Mr. Neuhaus was provided 1,000 preferred shares of stock. The preferred shares have no dividend rights and no conversion to common stock rights. The preferred stock does have a super-voting right equivalent to 50% of the outstanding shares of common stock. The super-voting right provides Mr. Neuhaus with control of the Company.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $7,269,016 as of September 30, 2006. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties. As of September 30, 2006 the Company was able to raise $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company believes it will begin oil production in 2007. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach full production levels. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company believes that it will have in excess of 100 wells in operation, each with estimated potential to produce 2 to 12 barrels ("bbls") per day once proper techniques are utilized. The Company believes it could be profitable at approximately 200 bbls of oil produced per day. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

YEAR ENDED SEPTEMBER 30, 2006 COMPARED WITH YEAR ENDED SEPTEMBER 30, 2005

REVENUES FROM OPERATIONS - The Company had no Revenues for the years ended September 30, 2006 and 2005. On December 2004, the company announced plans to change business direction and began to structure itself into an oil and gas production and exploration company. Since it ceased its former business operations, the company has devoted its efforts to research, product development and securing financing and has not earned revenues.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $4,998,139 for the fiscal year ended September 30, 2006 an increase of $4,762,319 compared to $235,820 for the fiscal year ended September 30, 2005. The increase in operating expenses are primarily related to stock-based compensation increasing to $4,542,901 for the year ended September 30, 2006 from $40,000 for the year ended September 30, 2005 and increses in professional fees as it pursues its business strategy of oil and gas exploration and production.

NET LOSS - For the fiscal year ended September 30, 2006 the Company incurred a loss of $5,019,715 compared to a loss of $340,900 for the fiscal year ended September 30, 2005, an increase of $4,678,815. The major reasons for this loss increase is having no revenue and stock-based compensation and professional fees for the fiscal year ended September 30, 2006 as the Company shifted its focus to oil and gas exploration and production.

NET OPERATING LOSS CARRYFORWARD FOR TAX PURPOSES

The Company has tax net operating loss carryforwards totaling approximately $1,740,000, expiring in 2018 through 2026. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through September 30, 2005 were approximately $1,316,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,740,000.

There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. (SEE NOTE 5 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

LIQUIDITY

At September 30, 2006 we had cash or cash equivalents in the amount of $332,546. As of September 30, 2005 we had no cash, cash equivalents and $10,000 in prepaid current assets.

Historically the company has lacked liquidity, a result of insufficient financing alternatives available to the company and the lack of a business strategy that produced significant revenues. Since MA%N took a controlling interest in the Company in December 2002, Mr. Neuhaus has provided loans to the Company providing the Company with $164,385 for operating purposes as of September 30, 2006. The Company has also made an arrangement with its primary creditor concerning an Account Payable in the amount of $215,113 to accept Warrants totaling 1,434,088 warrants to purchase common stock of the Company. (See Recent Sale of Unregistered Securities)to forebear the collection of the liability. The $215,113 represents 47% of the Company's outstanding Account Payable of $455,241.

During the Fourth quarter of 2006 the Company was able to complete a Private Placement of $1,240,000 of units of common stock and warrants to purchase common stock to accredited investors. This placement has provided the Company with the liquidity to enter into the oil and gas business to acquire oil and gas leases (See Oil and Gas Business). However, based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the production of the oil and gas in the wells we currently own and lease, and the acquisition of additional oil and gas producing properties.

ITEM 7 FINANCIAL STATEMENTS

The Company's consolidated balance sheets as of September 30, 2006 and 2005, and the related consolidated statements of operations, changes in stockholders deficit and cash flows for the years then ended have been audited by Ham, Langston & Brezina, LLP, independent registered public accountants. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
FINANCIAL STATEMENTS - TABLE OF CONTENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


                                                                        PAGE(S)
                                                                       ---------

Report Of Independent Registered Public Accounting Firm                    36

Audited Financial Statements:

     Balance Sheets at September 30, 2006 and 2005                         37

     Statements Of Operations for the years ended September 30, 2006 and 2005, and for the period from inception of the
         development stage, October 1, 2004, to September 30, 2006         38

     Statements Of Changes In Stockholders' Deficit for the years
         ended September 30, 2005 and 2006                               39-40

     Statements Of Cash Flows for the years ended September 30, 2006 and 2005, and for the period from inception of the
         development stage, October 1, 2004, to September 30, 2006         41

Notes to Financial Statements                                            42-53

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors of TX Holdings, Inc.:

We have audited the accompanying balance sheets of TX Holdings, Inc. as of September 30, 2006 and 2005 and the related statements of operations, stockholders' deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. as of September 30, 2006 and 2005, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 1, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuation of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 20, 2007

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
BALANCE SHEETS
SEPTEMBER 30, 2006 AND 2005
----------------------------------------------------------------------------------------

                                                                2006            2005
                                                            ------------    ------------
ASSETS

Current assets:
    Cash and cash equivalents                               $    332,546    $          -
    Prepaid expenses                                              15,000          10,000
                                                            ------------    ------------

      Total current assets                                       347,546          10,000

Deposits for oil and gas property acquisition                    253,000               -
Property and equipment, net                                      290,318           1,080
                                                            ------------    ------------

           Total assets                                     $    890,864    $     11,080
                                                            ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
    Accounts payable and accrued liabilities                $    455,251    $    220,277
    Accrued stock-based compensation                             830,000               -
    Advances from stockholders/officer                           164,385         214,697
                                                            ------------    ------------

      Total current liabilities                               1,449,636         434,974
                                                            ------------    ------------

Commitments and contingencies

Stockholders' deficit:
    Preferred stock: no par value, 1,000,000 shares
      authorized, 1,000 shares issued or outstanding           1,018,000               -
    Common stock: no par value, 50,000,000 shares
      authorized, 25,782,558 and 16,705,593 shares
      issued and outstanding at September 30, 2006
      and 2005, respectively                                   5,104,541       1,618,305
    Additional paid-in capital                                   587,703         211,098
    Accumulated deficit                                       (1,803,507)     (1,803,507)
    Losses accumulated in the development stage               (5,465,509)       (449,790)
                                                            ------------    ------------

      Total stockholders' deficit                               (558,772)       (423,894)
                                                            ------------    ------------

           Total liabilities and stockholders' deficit      $    890,864    $     11,080
                                                            ============    ============


  The accompanying notes are an integral part of the consolidated financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF OPERATIONS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO SEPTEMBER 30, 2006
-----------------------------------------------------------------------------------------------

                                                                                   INCEPTION OF
                                                                                   DEVELOPMENT
                                                                                     STAGE TO
                                                                                   SEPTEMBER 30,
                                                       2006            2005            2006
                                                   ------------    ------------    ------------
Operating expenses, except items shown
    separately below                               $    202,177    $     67,250    $    269,427
    Stock-based compensation                          4,542,901          40,000        4582,901
    Professional fees                                   211,624         120,706         332,330
    Lease expense                                        12,392           5,000          17,392
    Depreciation expense                                    780             480           1,260
    Advertising expense                                  28,265           2,384          30,649
                                                   ------------    ------------    ------------

      Total operating expenses                        4,998,139         235,820       5,233,959
                                                   ------------    ------------    ------------

Loss from operations                                 (4,998,139)       (235,820)     (5,233,959)
                                                   ------------    ------------    ------------

Other income and (expenses):
    Other income                                            710               -             710
    Forebearance agreement costs                              -        (211,098)       (211,098)
    Interest expense                                    (18,290)         (2,872)        (21,162)
                                                   ------------    ------------    ------------

      Total other income and (expenses), net            (17,580)       (213,970)       (231,550)
                                                   ------------    ------------    ------------

Loss from continuing operations                      (5,015,719)       (449,790)     (5,465,509)
                                                   ------------    ------------    ------------

Discontinued operations:
    Gain (loss) from disposal of discontinued
      business segment                                        -         108,890               -
                                                   ------------    ------------    ------------

Gain from discontinued operations                             -         108,890               -
                                                   ------------    ------------    ------------

Net loss                                           $ (5,015,719)   $   (340,900)   $ (5,465,509)
                                                   ============    ============    ============

Net loss per common share - basic and diluted
    Continuing operations                          $      (0.25)   $      (0.03)
    Discontinued operations                                   -            0.01
                                                   ------------    ------------

      Total                                        $      (0.25)   $      (0.02)
                                                   ============    ============

Weighted average number of common shares
    outstanding - basic and diluted                  20,192,875      15,958,775
                                                   ============    ============


      The accompanying notes are an integral part of the consolidated financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           LOSSES
                                                                                                         ACCUMULATED
                              PREFERRED STOCK             COMMON STOCK        ADDITIONAL                   IN THE
                          ------------------------  ------------------------    PAID-IN    ACCUMULATED    DEVELOP-
                             SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL      DEFICIT     MENT STAGE       TOTAL
                          -----------  -----------  -----------  -----------  -----------  -----------   -----------   -----------
Balance at
  September 30, 2004                -  $         -   15,793,651  $ 1,532,111  $         -  $(1,912,397)  $         -   $  (380,286)

Inception of the
  development stage
  on October 1, 2004                -            -            -            -            -            -             -             -

Common stock issued for
   professional services            -            -      450,000       40,000            -            -             -        40,000

Common stock issued for
   prepaid services                 -            -      100,000       10,000            -            -             -        10,000

Common stock issued to
   settle accounts
   payable                          -            -      361,942       36,194            -            -             -        36,194

Warrants issued under
   forbearence agreement            -            -            -            -      211,098            -             -       211,098

Net income (loss)                   -            -            -            -            -      108,890      (449,790)     (340,900)
                          -----------  -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance at
  September 30, 2005                -  $         -   16,705,593  $ 1,618,305  $   211,098  $(1,803,507)  $  (449,790)  $  (423,894)
                          ===========  ===========  ===========  ===========  ===========  ===========   ===========   ===========

                        The accompanying notes are an integral part of the consolidated financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           LOSSES
                                                                                                         ACCUMULATED
                              PREFERRED STOCK             COMMON STOCK        ADDITIONAL                   IN THE
                          ------------------------  -------------------------   PAID-IN    ACCUMULATED    DEVELOP-
                             SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL      DEFICIT     MENT STAGE       TOTAL
                          -----------  -----------  -----------   -----------  -----------  -----------   -----------   -----------
Balance at
  September 30, 2005                -  $         -   16,705,593   $ 1,618,305  $   211,098  $(1,803,507)  $  (449,790)  $  (423,894)

Common stock issued for
  professional services             -            -    4,649,300     2,318,296            -            -             -     2,318,296

Common stock issued
  for cash                          -            -    4,633,324     1,164,997            -            -             -     1,164,997

Common stock issued
  upon exercise of
  warrants                                              294,341         2,943                                                 2,943

Common stock surrendered            -            -     (500,000)            -            -            -             -             -

Warrants issued for
  services                          -            -            -             -      376,605            -             -       376,605

Preferred stock issued
  to the Company's
  chief executive
  officer/stockholder           1,000    1,018,000            -             -            -            -             -     1,018,000

Net income (loss)                   -            -            -             -            -            -    (5,015,719)   (5,015,719)
                          -----------  -----------  -----------   -----------  -----------  -----------   -----------   -----------

Balance at
  September 30, 2006            1,000  $ 1,018,000   25,782,558   $ 5,104,541  $   587,703  $(1,803,507)  $(5,465,509)  $  (558,772)
                          ===========  ===========  ===========   ===========  ===========  ===========   ===========   ===========


                        The accompanying notes are an integral part of the consolidated financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF CASH FLOWS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO SEPTEMBER 30, 2006
----------------------------------------------------------------------------------------------------------

                                                                                              INCEPTION OF
                                                                                              DEVELOPMENT
                                                                                                STAGE TO
                                                                                              SEPTEMBER 30,
                                                                  2006            2005            2006
                                                              ------------    ------------    ------------
Cash flows from operating activities:
    Net loss                                                  $ (5,015,719)   $   (340,900)   $ (5,465,509)
    Adjustments to reconcile net loss to net cash used in
      operating activities
      Loss (gain) from discontinued operations                           -        (108,890)              -
      Warrants issued for forbearance agreement                          -         211,098         211,098
      Depreciation expense                                             780             480           1,260
      Common and preferred stock issued for services             3,336,296          50,000       3,386,296
      Warrants issued for services                                 376,605               -         376,605
      Common stock issued to settle accounts payable                     -          36,194          36,194
      Changes in operating assets and liabilities:                                                       -
        Prepaid expenses and other assets                           (5,000)         (9,750)        (14,750)
        Accrued interest added to stockholder advances              18,290               -          18,290
        Accounts payable and accrued liabilities                 1,064,974          20,705       1,085,679
                                                              ------------    ------------    ------------

             Net cash used by operating activities                (223,774)       (141,063)       (364,837)
                                                              ------------    ------------    ------------

Cash flows from investing activities:
    Deposits paid for oil and gas property acquisition            (253,000)                       (253,000)
    Purchase of property and equipment                            (290,018)              -        (290,018)
                                                              ------------    ------------    ------------

             Net cash provided by financing activities            (543,018)              -        (543,018)
                                                              ------------    ------------    ------------

Cash flows from financing activities:
    Repayment of note payable to a bank                                  -         (20,598)        (20,598)
    Proceeds from sale of common stock                           1,164,997               -       1,164,997
    Proceeds from exercise of warrants                               2,943               -           2,943
    Proceeds (repayments) of advances from
    stockholder/officer                                            (68,602)        161,661          93,059
                                                              ------------    ------------    ------------

             Net cash provided by financing activities           1,099,338         141,063       1,240,401
                                                              ------------    ------------    ------------

Increase in cash and cash equivalents                              332,546               -         332,546

Cash and cash equivalents at beginning of year                           -               -               -
                                                              ------------    ------------    ------------

Cash and cash equivalents at end of year                      $    332,546$              -    $    332,546
                                                              ============    ============    ============

Supplemental disclosure of cash flow information
    Cash paid for interest expense                            $          -    $      2,872
    Cash paid for income taxes                                           -               -


           The accompanying notes are an integral part of the consolidated financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, CONTINUED

PROPERTY AND EQUIPMENT, CONTINUED

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

REVENUE RECOGNITION

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

                                                            2006         2005
                                                         ----------   ----------

Options issued to former owner                                    -      294,341
Warrants Issued for forbearance of payable                1,434,088    1,434,088
Warrants issued as compensation                           1,050,000            -
Warrants issued in private placement                      4,368,324            -
                                                         ----------   ----------

       Total                                              6,852,412    1,728,423
                                                         ==========   ==========

RECENTLY ISSUED ACCOUNTING STANDARDS

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

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

NOTE 2 - DEPOSITS FOR OIL AND GAS PROPERTY ACQUISITION

On November 1 2007, the Company entered into a purchase and sale agreement (the "Agreement") for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company is obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other categories of costs if all provisions of the agreement are met. At September 30, 2006, the Company had made payments totaling $253,000 to the seller and those payments are presented as deposits for oil and gas property acquisition in the accompanying balance sheet.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2006 and 2005:

                                                LIFE
                                                YEARS           2006           2005
                                             ------------   ------------   ------------
      Oil and gas properties and equipment                  $    289,248   $          -
      Furniture and office equipment           3-5 years           3,070          2,400
                                                            ------------   ------------

      Total                                                      292,318          2,400
      Less accumulated depreciation,
         depletion and amortization                               (2,000)        (1,320)
                                                            ------------   ------------

                                                                 290,318          1,080
                                                            ============   ============

Depreciation expense of $780 and $480 was recognized during the years ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Company has no proven oil and gas properties and, accordingly, there is no amortization of oil and gas properties during the year ended September 30, 2006.

NOTE 4 - DISCONTINUED OPERATIONS

In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $108,890.

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2006 and 2005:

                                                     2006           2005
                                                 ------------   ------------

      DEFERRED TAX ASSETS:
        Net operating losses                     $    591,580   $    413,573
        Accrued wages                                       -         17,149
        Valuation allowance                          (591,480)      (430,722)
                                                 ------------   ------------

      Total deferred tax assets                           100              -

      DEFERRED TAX LIABILITIES:
        Basis of property and equipment                   100              -
                                                 ------------   ------------

      Net deferred tax asset                     $          -   $          -
                                                 ============   ============

The Company has tax net operating loss carryforwards totaling approximately $1,740,000, expiring in 2018 through 2026. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through September 30, 2005 were approximately $1,316,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,740,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES, CONTINUED

                                                   2006                             2005
                                       ----------------------------     ----------------------------
                                          AMOUNT         PERCENT           AMOUNT          PERCENT
                                       ------------    ------------     ------------    ------------
Benefit for income tax at federal
  statutory rate                       $  1,705,344              34%    $    115,906              34%
Change in valuation allowance              (160,758)             (3)         (67,555)            (20)
Non-taxable gain from discontinued
  operations                                      -               -           37,022              11
Non-deductible stock-based
  compensation                           (1,544,586)            (31)         (85,373)            (25)
                                       ------------    ------------     ------------    ------------

                                       $          -               -%    $          -               -%
                                       ============    ============     ============    ============

There were no income taxes due or receivable from operations for the years ended September 30, 2006 and 2005, and the Company's reported benefit for income taxes differs from the amount computed by applying statutory tax rates to loss before income taxes due to changes in the valuation allowance for financial reporting purposes.

NOTE 6 - SEGMENT INFORMATION

As of September 30, 2006 the Company's only operation were in the oil and gas operations.

NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

In May 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock with no rights of conversion to common stock. The preferred stock documents provide Mr. Neuhaus with voting rights equivalent to 50% of the common shares of issued by company. During the fiscal year 2006 Mr. Neuhaus waived his salary; however, the preferred stock he was issued was valued at $1,018,000 due to the fact that the shares give Mr. Neuhaus complete control over every decision made by the Company.

COMMON STOCK

During the years ended September 30, 2006 and 2005, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities. Following is a description of stock issuances in 2006 and 2005:

On May 11, 2005 Company issued 100,000 shares of common stock of the Company to Frank Shafer. The shares were issued as payment of $12,000 in fees for past and future advisory services provided to the Company in relation to financial aspects of the Company's plans for expansion, acquisitions, and business opportunities. On April 18, 2006, June 9, 2006 and July 31, 2006, Frank Shafer received additional shares of 100,000, 20,000 and 300,000, respectively, for his services. The shares issued to Frank Shaffer during the years ended September 30, 2006 and 2005 were valued at $338,400 and $12,000, respectively.

On July 1, 2005, the Company authorized the issuance of 350,000 shares of TX Holdings common stock to Ned Baramov for services, valued at $28,000, in relation to the preparation of SEC filings. Mr. Baramov's role included assisting the Company in record keeping, accounting and data management.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED

COMMON STOCK, CONTINUED

On August 5, 2005, 461,942 shares of TX Holdings common stock were issued to David R. Baker, 361,942 representing settlement of $36,194 of legal fees and expenses of Haskell Slaughter Young & Rediker, LLC that were due to Mr. Baker (the issuance being 3,000 shares less than required, which additional shares will be issued in due course) and 100,000 shares representing an accountable retainer valued at $10,000 for future services and expenses of Haskell Slaughter Young & Rediker, LLC in assisting the Company (through Mr. Baker) in bringing all required SEC filings up to date. Mr. Baker is an accredited investor. Such services exceeding $10,000 in value have been performed.

On October 19, 2005, the Company issued 2,000,000 shares of its common stock to Darren Bloom as his compensation in the role of, CFO, Secretary - Treasurer. The Company has filed suit against Mr. Bloom for the return of the shares for breach of contract. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months.

On February 22, 2006, the company issued 200,000 shares of common stock to The Research Works for consulting services, valued at $70,000.

On March 1, 2006 the Company entered into a contract with Global Investment Holdings, LLC ("Global"). Global acts as a consultant and provides advice in the areas of paper-based stock and internet-based stock information publishers who are in compliance with the federal securities laws, etc. For their services, Global will receive 400,000 restricted shares of common stock each month for a period of six months commencing March 1, 2006. The Company used the services of Global for seven months in 2006 and issued Global a total of 1,600,000 shares in 2006 with a value of $1,300,000. An additional 1,220,000 shares were issued to Global subsequent to September 30, 2006, with a value of $830,000. The liability for the services performed for which shares were not issued in 2006 is presented as accrued stock-based compensation in the accompanying balance sheet.

On March 14, 2006, the company issued 400,000 shares of common stock to Security Pacific Holdings LLC for consulting services, valued at $100,000.

During May 2006 the Company entered into a Private Placement Agreement with Brill Securities, Inc. to act as a financial advisor for the private placement of shares of common stock of TX Holdings. Pursuant to the Private Placement Memorandum $1,240,000 of units were placed. The units contained an aggregate of 4,133,324 shares of the Company's common stock and 4,133,324 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of two years at an exercise price of $.50 per share. In connection with the offering, the Company paid a placement fee of $70,500 in cash. In addition, the placing agent was issued warrants to purchase 235,000 shares of common stock on the same terms and conditions as the investors. The net proceeds of the offering will be used by the Company to purchase necessary equipment to upgrade, replace, repair equipment on site at the fields we lease; to search, negotiate and acquire additional oil and gas leases; and general corporate purposes.

On June 9, 2006, the company issued 17,900 shares of common stock to Michael Pisani for consulting services in assisting with investor relations efforts, valued at $18,079.

On June 9, 2006, the Company issued 11,400 shares of common stock to Barker Design Inc. for website design services valued at $11,514.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED

STOCK OPTIONS AND WARRANTS

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

On March 28, 2006, a warrant to purchase 200,000 shares of common stock of TX Holdings, Inc. at an exercise price of $0.30 was issued to Michael A Cederstrom. The warrant expires on March 31, 2010 and is callable by the Company on or after March 27, 2007 if the market value of TX Holding Stock is has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

On March 28, 2006, a warrant to purchase 300,000 shares of TX Holdings, Inc. common stock at an exercise price of $0.30 was issued to Douglas C. Hewitt. The warrant expires on March 27, 2010 and is callable by the Company on or after March 31, 2007, if the market value of TX Holding Stock has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

On March 28, 2006, a warrant to purchase 300,000 shares of common stock of TX Holdings, Inc. at an exercise price of $0.30 was issued to Bobby Fellers. The warrant expires on March 31, 2010 and is callable by the Company on or after March 31, 2007 if the market value of TX Holding Stock is has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

In September 1, 2006, the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

Following is a summary of outstanding stock warrants at September 30, 2006 and 2005 and activity during the years then ended:

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED

STOCK OPTIONS AND WARRANTS, CONTINUED

                                                    NUMBER OF      EXERCISE       WEIGHTED
                                                     SHARES         PRICE       AVERAGE PRICE
                                                  ------------   ------------   -------------
      Warrants at September 30, 2004                   294,341   $       0.01   $       0.01

      Issued                                         1,434,082           0.15           0.15
                                                  ------------

      Warrants at September 30, 2005                 1,728,423    0.01 - 0.15           0.13

      Issued                                         5,418,324   0.30  - 0.50           0.46
      Exercised                                       (294,341)          0.01           0.01
                                                  ------------

      Warrants at September 30, 2006                 6,852,406   $0.15 - 0.50   $       0.40
                                                  ============

A summary of outstanding warrants at September 30, 2006, follows:

                                                                                 CONTRACTUAL
                                                    NUMBER OF      EXERCISE     REMAINING LIFE
              Expiration Date                        SHARES         PRICE          (YEARS)
      -------------------------------             ------------   ------------   --------------
      March 2007                                       800,000     $  0.30            0.5
      October 2008                                   4,368,324        0.50            2.0
      March 2010                                       250,000        0.30            3.5
      December 2010                                  1,434,082        0.15            4.3
                                                  ------------

      Warrants at September 30, 2006                 6,852,406
                                                  ============

NOTE 8 - RELATED PARTY TRANSACTIONS

Mark Neuhaus, Chairman of the Board of Directors and Chief Executive Officer of the Company and entities he controls have provided much of the support of the Company in the development stage. As described in Note 7, the Company issued preferred stock to Mr. Neuhaus in 2007 and that preferred stock includes provisions that give Mr. Neuhaus voting control over the actions of the Company.

Included in the financial statements at September 30, 2006 and 2005 are advances from stockholders and officers of $164,385 and $214,697, respectively. Interest has been accrued on these advances at rates ranging from 8% to 10% in 2006 and substantially all interest expense in the accompanying statement of operations relates to those advances.

ITEM 8 CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

Effective August 9, 2005, the Registrant engaged Ham Langston & Brezina L.L.P., 11550 Fuqua, Suite 475, Houston, Texas 77034 as its auditors to replace its former auditors, Elliott Davis LLC. The former auditor was notified of their dismissal on August 09, 2005.

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

ITEM 8A CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria Set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2006 as a result of material weaknesses in internal controls surrounding the accounting for common stock and preferred stock issuances that resulted in significant adjustments to the financial statements and weakness in financial statement disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

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

Mr. Neuhaus is alleged to have violated Sections 5(b) and (c) and Sections 17(a)(1), (2) and (3) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Mr. Neuhaus denies violation of any applicable law in connection with his resale of Universal common stock. On February 21, 2007 the United States District Court Southern District of New York granted a motion for summary judgment against Mr. Neuhaus as to Section 5 liability only. The summary judgment motion was denied as to all other issues pending against Mr. Neuhaus. The Company believes there is no connection between the Company and Universal other than Mr. Neuhaus' position with the Company and the fact that Mr. Neuhaus was a consultant to Universal and received and resold shares of its common stock.

                                    PART III


ITEM 9 DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

The following table shows the names, ages and positions held by our executive officers, directors and significant employees at February 23, 2007:

Name                      Age       Position
----                      ----      --------
Mark Neuhaus               52       Chairman of the Board of Directors and
                                    President (Chief Executive Officer)

Michael A. Cederstrom      54       Interim Chief Financial Officer

W.A. Alexander             70       Chief Operating Officer

Jose Fuentes               59       Vice President of Finance

Bobby S. Fellers           57       Director

Douglas C. Hewitt          49       Director

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

Jose Fuentes, Vice President of Finance - Mr. Fuentes has over thirty-five years of financial related experience in the energy sector. The majority of his early career, after leaving public accounting, was spent at Atlantic Richfield Co., where he held several progressive financial roles including his most recent position as Vice President of Finance, Planning and Control for Arco Indonesia. From there, Mr. Fuentes served as Vice President of Finance and CFO at PJM Interconnection, LLC. Mr. Fuentes received a Bachelor of Science degree in accounting from Saint John's University in New York and is a Certified Public Accountant.

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

                  TX Holdings, Inc.
                  1701 North Judge Ely Blvd. #6420
                  Abilene, Texas 79601

ITEM 10 EXECUTIVE COMPENSATION

The following table sets forth all compensation paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last three completed fiscal years.

                                           SUMMARY COMPENSATION TABLE
                                           --------------------------

                                                                           LONG TERM COMPENSATION
                                                              -------------------------------------------------
                               ANNUAL COMPENSATION                      AWARDS               PAYOUTS
                    ----------------------------------------  -------------------------------------------------
                                                                             Securities
                                                   Other        Restricted     Under-
  Name And                                        Annual          Stock        Lying     LTIP     All Other
 Principal                   Salary    Bonus   Compensation    Compensation   Options/  Payouts  Compensation
  Position           Year      ($)      ($)         ($)             ($)        SARs (#)   ($)        ($)
---------------------------------------------------------------------------------------------------------------

---------------------------------------------------------------------------------------------------------------
Mark                 2006      -0-      -0-         -0-             N/A          N/A      N/A        (1)
Neuhaus,             2005      -0-      -0-         -0-             N/A          N/A      N/A        N/A
Chief                2004      -0-      -0-         -0-             N/A          N/A      N/A        N/A
Executive
Officer and
Chairman
---------------------------------------------------------------------------------------------------------------

     (1) During the year ended September 30, 2007, Mr. Neuhaus received 1,000 shares of preferred stock. The stock is non convertible, but provides for 50% of the voting rights in the Company.

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

On March 28, 2006 the Company entered into an agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

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

Name                       No. of Securities Underlying     % of Total Options Granted     Exercise
Expiration Date            Options Granted (#)              to Employees in Fiscal         Price ($/Sh)
-------------------------------------------------------------------------------------------------------
W.A. Alexander                        250,000                            23.8                $0.30
March 27, 2010
Michael A. Cederstrom
March 27, 2010                        200,000                            19.0                $0.30
Bobby S. Fellers
March 27, 2010                        300,000                            28.6                $0.30
Douglas C. Hewitt
March 27, 2010                        300,000                            28.6                $0.30

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

                                                 Number of Securities
                                                Underlying Unexercised      Value of Unexercised In-the-
                                                Options at Fiscal Year-     Money Options at Fiscal Year-
                                                        End (#)                      End ($) (1)
                                             ----------------------------   -----------------------------
                         Shares
                        Acquired
                      on Exercise    Value
       Name               (#)       Realized  Exercisable   Unexercisable    Exercisable   Unexercisable
---------------------------------------------------------------------------------------------------------
W.A. Alexander            N/A         N/A       250,000          -0-           100,000          -0-
Michael A. Cederstrom     N/A         N/A       200,000          -0-            80,000          -0-
Bobby S. Fellers          N/A         N/A       300,000          -0-           120,000          -0-
Douglas C. Hewitt         N/A         N/A       300,000          -0-           120,000          -0-

(1) Based on the closing price of $0.70 at September 30, 2006.

ITEM 11 SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth information, to the best of the Company's knowledge, as of January 22, 2007 with respect beneficially ownership (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) of the outstanding TX Holdings common stock by (i) each person to own more than 5%, (ii) each director, each executive officer and (iii) all directors and officers as a group.

Name of Beneficial Owner (1)                       Amount and Nature of
Percent of Class                                   Beneficial Ownership
--------------------------------------------------------------------------------
Mark Neuhaus                                            7,662,626 (3)
19.7%
Darren Bloom                                            2,000,000
7.4%
Nicole B. Neuhaus                                       4,647,626 (4)
8.6%
MA&N LLC                                                4,647,626
17.2%
David R. Baker                                          1,632,669 (5)
6.0%
Ned Baramov                                               940,000
3.5%
Michael A. Cederstrom*                                    200,000 (6)
Bobby S. Fellers                                          300,000 (6)
Douglas C. Hewitt                                         300,000 (6)
W.A. Alexander                                            250,000 (6)

All Directors and executive officers (5 persons)        8,712,626

          * Represents less than 1% of our outstanding common stock.

     (1) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 1701 North Judge Ely Blvd., #6480, Abilene, Texas 79601.

     (2) Based upon shares of common stock outstanding as of December 8, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of December 8, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December , 2006 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

     (3) Of which 4,647,626, shares are owned by MA&N. Mr. Neuhaus has a 50% equity interest in MA&N. 15,000 shares were acquired in the open market. Mr. Neuhaus disclaims any beneficial interest in the 2,323,813 shares allocable to his wife's beneficial interest.

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

     (8) On February 19, 2003, the Company issued 1,500,000 shares of the Company's Common Stock to Ned Baramov, Secretary - Treasurer (SEE
          EXHIBIT 99.). The shares represent $75,000 of stock compensation for 2003, and were registered under an S-8 Registration Statement under the Securities Act of 1933.

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

ITEM 13 EXHIBITS AND REPORTS ON FORM 8-K

Exhibit
No.       Description
--------------------------------------------------------------------------------

2.1 Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of R Wireless Corporation dated December 12, 2002 by and between MA&N LLC and R Wireless Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
2.2 Sale of Assets Agreement dated November 15, 2002 between HOM Corporation and Stuckey Enterprises (list of assets omitted, to be furnished upon request of the Commission) (1)
2.3 Stock Acquisition Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc. and Homes by Owner, Inc.
2.4 Escrow Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc., Homes by Owner, Inc. and David Baker. (11)
2.5 Extension Agreement dated March 5, 2004 between Jim Evans, R Wireless, Inc., and Homes by Owner, Inc. (12)
3.1a Composite Articles of Incorporation of R Wireless, Inc, as amended to reflect the change of name from HOM Corporation, effective January 22, 2003 (3)
3.2       By-Laws of HOM Corporation as adopted December 12, 2002 (13)
4 Instrument defining rights of holders (See Exhibit No. 3.1a, Articles of Incorporation - Article Four)
4.2 Warrant to Purchase Shares of Common Stock of R Wireless, Inc. issued to Baker, Johnston and Wilson LLP, dated July 21, 2005
10.4 Agreement to Merge - Freedom Homes, Inc. - Homes By Owners, Inc., dated March 24, 2005 (6)
10.5 Forbearance Agreement between David R. Baker, Baker, Johnston & Wilson LLP, and R Wireless, Inc., dated as of July 21, 2005 Services Settlement Agreement between David. Baker and R Wireless, Inc., dated August 1, 2005
10.6 Amendment to Forbearance Agreement and Warrant between Baker & Johnston LLP, and TX Holdings, Inc., dated as of November 1, 2005
16.1      Letter of Elliott Davis LLC (8)
21.1      List of Subsidiaries of R Wireless, Inc. (2)
31.1      Certification of Mark Neuhaus, CEO of TX Holdings, Inc.
31.2      Certification of Michael A. Cederstrom, Esq., CFO of TX Holdings, Inc.
32.1      Certification of Mark Neuhaus pursuant to Section 1350
32.2      Certification of Michael A, Cederstrom, Esq., pursuant to Section 1350

33.1      R Wireless, Inc. Code of Ethics adopted February 24, 2004 (7)
99.7 Employment Agreement between Registrant and Ned Baramov dated January 15, 2003 (5)
99.8 Employment Agreement between Registrant and Mark Neuhaus dated January 15, 2003 (5)
99.9 Employment Agreement between Registrant and Darren Bloom dated August, 2005 (9)

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

Hiring of W.A. "Bill" Alexander as Chief Operating Officer of TX Holdings, Inc.; filed with the Security and Exchange Commission on August 2, 2006.

Hiring of Jose Fuentes as Vice President-Finance of TX Holdings, Inc.; filed with the Security and Exchange Commission on February 2, 2007.

ITEM 14 PRINCIPAL ACCOUNTANTS FEES AND SERVICE

The aggregate fees we paid to Ham Langston & Brezina, LLP for the years ended September 30, 2006 and 2005 were as follows:

                                              2006          2005
-----------------------------------------------------------------------------
Audit Fees                                  $30,000        $20,000
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

Dated: March 21, 2007


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

         /s/ Mark Neuhaus               Chairman of the Board of Directors,
         ----------------               and Chief Executive Officer
         Mark Neuhaus
         March 21, 2007

         /s/ Michael A. Cederstrom      Chief Financial Officer
         -------------------------
         Michael A. Cederstrom
         March 21, 2007

         /s/ Douglas C. Hewitt          Director
         ---------------------
         Douglas C. Hewitt
         March 21, 2007

         /s/ Bobby S. Fellers           Director
         --------------------
         Bobby S. Fellers
         March 21, 2007