Form 10QSB
period 2005-12-31
TX Holdings, Inc.
filed 2007-03-27
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2005

                           ---------------------------

   |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from _____to _____

                           Commission File No. 0-32335


                                TX HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)



                GEORGIA                                58-2558702
                -------                                ----------
     (State or other jurisdiction of                (I.R.S. Employer
      incorporation or organization)              Identification. No.)

                        1701 North Judge Ely Blvd. #6420
                              Abilene, Texas 79601

                          ----------------------------
                             (Address of principal)


                                 (682) 286-3116
                          ----------------------------
                            Issuer's telephone number


                           Formerly, R Wireless, Inc.
                      ------------------------------------
               (Former name, former address and former fiscal year
                          if changed from last report.)

Check whether the issuer: (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|

As of December 30, 2005, the registrant had a total of 18,999,934 shares of Common Stock outstanding.

As of March 20, 2007, there were 27,002,558 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TX HOLDINGS, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2005

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1   Condensed Financial Statements

         Unaudited Balance Sheet as of December 31, 2005
         and September 30, 2005                                                3

         Unaudited Statements of Operations for the
         Three Months ended December 31, 2005 and 2004                         4

         Unaudited Statement of Changes in Stockholders' Deficit
         for the Three Months ended December 31, 2005                          5

         Unaudited Statements of Cash Flows for the three Months
         Ended December 31, 2005 and 2004                                      6

         Notes to Financial Statements (Unaudited)                             7

Item 2   Management's Discussion and Analysis of Financial
         Condition and Results of Operations                                  18

Item 3   Controls and Procedures                                              19

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    20

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds          20

Item 3   Defaults upon Senior Securities                                      20

Item 4   Submission of Matters to a Vote to Security Holders                  20

Item 5   Other Information                                                    20

Item 6   Exhibits                                                             20

SIGNATURES                                                                    21


TX HOLDINGS, INC,
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEET
DECEMBER 31, 2005 AND SEPTEMBER 30, 2005
------------------------------------------------------------------------------------------------------------

                                                                            12/31/2005           9/30/2005
                                                                          --------------      --------------
                                    ASSETS

Current assets:
  Cash and cash equivalents                                               $       2,797       $           -
  Prepaid expenses                                                               10,000              10,000
                                                                          --------------      --------------
     Total current assets                                                        12,797              10,000

Property and Equipment, net                                                       1,232               1,080
                                                                          --------------      --------------

              Total Assets                                                $      14,029       $      11,080
                                                                          ==============      ==============

                        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                                $     220,277       $     220,277
  Advances from stockholder/officer                                             219,277             214,697
                                                                          --------------      --------------
    Total current liabilities                                             $     439,554             434,974

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: no par value, 1,000,000 shares
    authorized. No share outstanding at December 31, 2005                             -                   -
  Common stock: no par value, 50,000,000 shares
    authorized, 18,999,934 and 16,705,593 shares
    issued and outstanding at December 31, 2005
    and September 30, 2005 , respectively                                     2,101,248           1,618,305
  Additional paid in capital-Authorized warrants                                211,098             211,098
  Accumulated deficit                                                        (1,803,507)         (1,803,507)
  Losses accumulated in the development stage                                  (934,364)           (449,790)
                                                                          --------------      --------------

   Total stockholders' deficit                                                 (425,525)           (423,894)
                                                                          --------------      --------------

              Total liabilities and stockholders' deficit                 $      14,029       $      11,080
                                                                          ==============      ==============


The accompanying notes are an integral part of the unaudited consolidated condensed financial statements


TX  HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004 TO DECEMBER 31, 2005
------------------------------------------------------------------------------------------------------------------

                                                                                                  INCEPTION OF
                                                               THREE MONTHS ENDED                  DEVELOPMENT
                                                        --------------------------------            STAGE TO
                                                          12/31/2005        12/31/2004          DECEMBER 31, 2005
                                                        --------------    --------------       -------------------

Revenue                                                 $           -     $           -        $                -
                                                        --------------    --------------       -------------------

Operating expenses, except items shown
  separately below                                                  2            21,473                    67,252
  Stock-based compensation                                    480,000                                     480,000
  Professional fees                                                               1,493                   160,706
  Lease expense                                                     -                 -                     5,000
  Depreciation expense                                                              120                       480
  Advertising expense                                               -               595                     2,384
                                                        --------------    --------------       -------------------

    Total Operating Expense                                   480,002            23,681                   715,822
                                                        --------------    --------------       -------------------

Loss from operations                                         (480,002)          (23,681)                 (715,822)
                                                        --------------    --------------       -------------------

Other Income and (expense):
  Dividend income                                                   -                 -                         -
  Forbearance agreement costs                                       -                 -                  (211,098)
  Interest Expense                                             (4,572)             (968)                   (7,444)
                                                        --------------    --------------       -------------------

   Total other income and (expenses), net                      (4,572)             (968)                 (218,542)
                                                        --------------    --------------       -------------------

Loss from continuing operations                              (484,574)          (24,649)                 (934,364)

Discontinued operations:
  Gain (loss) from disposal of discontinued
  business segment                                                  -           108,892                         -
                                                        --------------    --------------       -------------------

Gain (loss) from discontinued operations                            -           108,892                         -
                                                        --------------    --------------       -------------------

Net gain (loss)                                              (484,574)           84,243                  (934,634)
                                                        ==============    ==============       ===================


Net loss per common share
  continuing operations                                         (0.03)             0.00
  discontinued operations                                        0.00              0.01
                                                        --------------    --------------

   Total                                                        (0.03)             0.01
                                                        ==============    ==============

Weighted average number of common shares
   outstanding-basic and diluted                           17,172,380        15,793,651
                                                        ==============    ==============


The accompanying notes are an integral part of the unaudited consolidated condensed financial statements


TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005
-----------------------------------------------------------------------------------------------------------------------

                                                                                                  LOSSES
                                                                                                ACCUMULATED
                    PREFERRED STOCK          COMMON STOCK          ADDITIONAL                     IN THE
                   ------------------  --------------------------    PAID IN     ACCUMULATED    DEVELOPMENT
                    SHARES    AMOUNT      SHARES        AMOUNT       CAPITAL       DEFICIT         STAGE        TOTAL
                   --------  --------  ------------  ------------  -----------  -------------  -------------  ---------

BALANCE AT
SEPTEMBER 30, 2005       -         -    16,705,593     1,618,305      211,098     (1,803,507)      -449,790   (423,894)

Common stock
 issued for
 professional
 services                -         -     2,000,000       480,000            -              -              -    480,000

Common stock
 issued upon
 exercise of
 warrants                -         -       294,341         2,943            -              -              -      2,943

Net Loss                 -         -             -             -            -              -       (484,574)  (484,574)
                   --------  --------  ------------  ------------  -----------  -------------  -------------  ---------
BALANCE AT
DECEMBER 31, 2005        -         -    18,999,934     2,101,248      211,098     (1,803,507)      (934,364)  (425,425)
                   ========  ========  ============  ============  ===========  =============  =============  =========


The accompanying notes are an integral part of the unaudited consolidated financial statements


TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2005 AND 2004 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO DECEMBER 31, 2005
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                   INCEPTION OF
                                                                                                                   DEVELOPMENT
                                                                                THREE MONTHS ENDED                   STAGE TO
                                                                         --------------------------------            DECEMBER
                                                                           12/31/2005        12/31/2004              31, 2006
                                                                         --------------    --------------       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
             Net Gain (Loss)                                             $    (484,574)    $      84,243        $         (825,474)
             Adjustments to reconcile net loss to net cash used
               in operating activities:
                  Loss (gain) from discontinued operations                           -          (108,892)                 (108,890)
                  Warrants issued for forbearance agreement                          -                 -                   211,098
                  Depreciation expense                                               -               120                       780
                  Common stock issued for services                             480,000                 -                   530,000
                  Common stock issued to settle accounts payable                     -                 -                    36,194
                  Warrants issued for services                                       -                 -                         -
                  Preferred stock issued for services                                -                 -                         -
                  Changes in operating assets and liabilities:
                     Prepaid expenses and other assets                               -               250                    (9,750)
                     Accounts payable and accrued liabilities                        -            18,870                    20,705
                                                                         --------------    --------------       -------------------
             Net cash used by continuing operations                             (4,574)           (5,409)                 (145,637)
             Net cash used by discontinued operations                                -                 -                         -
                                                                         --------------    --------------       -------------------
             Net cash used by operating activities                              (4,574)           (5,409)                 (145,637)

CASH FLOWS FROM INVESTING ACTIVITIES:
                  Property and equipment additions                                (152)                -                      (152)
                                                                         --------------    --------------       -------------------
             Net cash provided by investing activities                               -                 -                         -

CASH FLOWS FROM FINANCING ACTIVITIES:
                  Repayment of note payable to a bank                                -           (20,598)                  (20,598)
                  Proceeds from sale of common stock                             2,943                 -                     2,943
                  Proceeds from stockholder/officer advances                     4,580            33,505                   166,241
                                                                         --------------    --------------       -------------------
             Net cash provided by financing activities                           7,523            12,907                   148,586

Increase (Decrease) in cash and cash equivalents                                 2,797             7,498                     2,797

Cash and cash equivalents at beginning of year                                       -                 -                         -
                                                                         --------------    --------------       -------------------

Cash and cash equivalent at March 31, 2006, and 2005                     $       2,797     $       7,498        $            2,797
                                                                         ==============    ==============       ===================

Supplemental Disclosure of cash flow information:
                  Cash paid for interest expense                         $       4,572     $         968
                  Cash paid for income taxes                                         -                 -


The accompanying notes are an integral part of the unaudited consolidated condensed financial statements

                                                                 6

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

PROPERTY AND EQUIPMENT

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

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

                                                     2006              2005
                                                --------------    --------------

Options issued to former owner                              -           294,341
Warrants Issued for forbearance of payable          1,434,088         1,434,088
                                                --------------    --------------

       Total                                        1,434,088         1,728,429
                                                ==============    ==============

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

NOTE 3 - RESTATEMENT

The Company previously filed its December 31, 2004 financial statements without review and those financial statements included errors in the application of accounting principles generally accepted in the United States. Following is an analysis errors and the effect on the financial statements for the three months ended December 31, 2004:

                                                   THREE MONTHS ENDED DECEMBER 31, 2004
                                              ---------------------------------------------
                                               AS ORIGINALLY
                                                   FILED        RESTATEMENT    AS RESTATED
                                              ---------------  -------------  -------------
Revenue                                       $       23,681   $         --   $         --

Loss from Operations                                 (23,681)            --        (23,681)

Total other income (and expenses), net                  (968)            --           (968)
                                              ---------------  -------------  -------------

Loss from continuing operations                      (26,649)            --        (26,649)

Discontinued Operations
   Loss from operation of discontinued
     business segment                                     --             --             --
   Gain (loss) from disposal of
     discontinued business segment                     -- (A)       108,892        108,892
                                              ---------------  -------------  -------------

Gain (Loss) from discontinued operations                  --        108,892        108,892
                                              ---------------  -------------  -------------

Net Gain (Loss)                               $      (26,649)  $    108,892   $     84,243
                                              ===============  =============  =============

Net loss per common share - basic and
diluted

     Continuing operations                    $        (0.00)                 $      (0.00)

     Discontinued operations                  $         0.00                  $       0.01
                                              ---------------                 -------------

         Total                                $        (0.00)                 $       0.01
                                              ===============                 =============

(A) To properly recognize the gain upon sale of a majority interest in Homes. The adjustment eliminates the negative investment as a result of the sale.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2005 and September 30, 2005:

                                                           LIFE       DECEMBER 31,  SEPTEMBER 30,
                                                           YEARS         2005           2005
                                                        -----------  -------------  -------------
      Furniture and office equipment                     3-5 years          2,552          2,400
                                                                     -------------  -------------

      Total                                                                 2,552          2,400
      Less accumulated depreciation, depletion and
         amortization                                                      (1,320)        (1,320)
                                                                     -------------  -------------

                                                                            1,232          1,080
                                                                     =============  =============

NOTE 5 - DISCONTINUED OPERATIONS

In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $108,890.

NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2006 and 2005:

                                                       2006            2005
                                                  --------------  --------------

      DEFERRED TAX ASSETS:
        Net operating losses                      $     591,580   $     413,573

        Accrued wages                                         -          17,149
        Valuation allowance                            (591,480)       (430,722)
                                                  --------------  --------------

      Total deferred tax assets                             100               -

      DEFERRED TAX LIABILITIES:
        Basis of property and equipment                     100               -
                                                  --------------  --------------

      Net deferred tax asset                      $           -   $           -
                                                  ==============  ==============

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES, CONTINUED

Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

                                                            2006                          2005
                                               ----------------------------  ----------------------------
                                                   AMOUNT         PERCENT        AMOUNT         PERCENT
                                               --------------   -----------  --------------   -----------
      Benefit for income tax at federal
      statutory rate                           $   1,705,344            34 % $     115,906            34 %

      Change in valuation allowance                 (160,758)           (3)        (67,555)          (20)
      Non-taxable gain from discontinued
        operations                                         -             -          37,022            11
      Non-deductible stock-based
        compensation                              (1,544,586)          (31)        (85,373)          (25)
                                               --------------   -----------  --------------   -----------

                                               $           -             - % $           -             - %
                                               ==============   ===========  ==============   ===========

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Following is a summary of outstanding stock warrants at September 30, 2006 and 2005 and activity during the years then ended:

NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED

STOCK OPTIONS AND WARRANTS, CONTINUED

                                                                    NUMBER OF        EXERCISE          WEIGHTED
                                                                     SHARES            PRICE         AVERAGE PRICE
                                                                 --------------   ---------------   ---------------
      Warrants at September 30, 2004                                   294,341    $         0.01    $         0.01

      Issued                                                         1,434,082              0.15              0.15
                                                                 --------------

      Warrants at September 30, 2005                                 1,728,423       0.01 - 0.15              0.13

      Issued                                                         5,418,324       0.30 - 0.50              0.46
      Exercised                                                       (294,341)             0.01              0.01
                                                                 --------------

      Warrants at September 30, 2006                                 6,852,406    $  0.15 - 0.50    $         0.40
                                                                 ==============

A summary of outstanding warrants at September 30, 2006, follows:

                                                                                                     CONTRACTUAL
                                                                    NUMBER OF        EXERCISE       REMAINING LIFE
                 Expiration Date                                     SHARES            PRICE            (YEARS)
      ---------------------------------------                    --------------   ---------------   ---------------
      March 2007                                                       800,000    $      0.30             0.5
      October 2008                                                   4,368,324           0.50             2.0
      March 2010                                                       250,000           0.30             3.5
      December 2010                                                  1,434,082           0.15             4.3
                                                                 --------------

      Warrants at September 30, 2006                                 6,852,406
                                                                 ==============

NOTE 8 - SUBSEQUENT EVENTS

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

NOTE 8 - SUBSEQUENT EVENTS, CONTINUED

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

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2005 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2004

REVENUES FROM OPERATIONS - Revenues for the three months ended December 31, 2005 and 2004 were zero. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company acquired oil and gas leases and began development of oil and gas. The Company anticipates having revenue in early 2007.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $480,002 for the three months ended December 31, 2005 an increase of $456,321 or 1926% compared to $23,681 for the three months ended December 31, 2004. The increase in the operating expenses occurred as the Company ramped-up in the initial phases of entering a new industry (oil and gas) and hires the necessary professionals to assist in the selection process of potential oil and gas producing properties. During the three month period ended December 31, 2005 stock based compensation accounted for $480,000 of expense representing 100% of the total operating expense increase for the period. The stock-compensation resulted from officers' compensation provided to Darren Bloom of $480,000 by the issuance of common stock to Mr. Bloom (See Part II Item 1, Legal Proceeding).

NET INCOME/LOSS - For the quarter ended December 31, 2005 the Company had a net loss of $484,574 representing a negative variance of $568,817 when compared to a net gain of $82,243 for the quarter ended December 31, 2004. In addition to higher stock-based compensation, a major reason for the negative variance was a gain amounting to $108,892 from discontinued operations recorded in the quarter ended December 31, 2004.

ITEM 3 CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedure may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework.

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

PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

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

TX Holdings has filed an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04 entitled TX Holdings, Inc vs. Darren Bloom. The Company has brought an action against Mr. Bloom for breach of contract, damages and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006 after serving only 9 months. Mr. Bloom currently owns 2,000,000 shares of TX Holdings common stock. Management believes that this matter can be resolved and will have no material effect on the Company operations. (The cancellation of shares, if granted would have a positive effect on Earnings Per Share).

Except as disclosed above, the Company has no material legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

ITEM 5 OTHER INFORMATION

None.

ITEM 6 EXHIBITS

Exhibit    Section 302 Certification of Chief Executive Officer
31.1

Exhibit    Section 302 Certification of Chief Financial Officer
31.2

Exhibit    Section 906 Certification of Chief Executive Officer
32.1

Exhibit    Section 906 Certification of Chief Financial Officer
32.2

                                   SIGNATURES

      In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        TX HOLDINGS, INC.

                                        By: /s/ Mark Neuhaus
                                            ----------------
                                            Mark Neuhaus
                                            Chief Executive Officer

      Dated: March 26, 2007

      In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ Mark Neuhaus                  Chairman of the Board of Directors, and
      March 26, 2007                    Chief Executive Officer
      ----------------
      Mark Neuhaus

      /s/ Michael A. Cederstrom         Chief Financial Officer
      March 26, 2007
      -------------------------
      Michael A. Cederstrom

      /s/ Douglas C. Hewitt             Director
      March 26, 2007
      ---------------------
      Douglas C. Hewitt

      /s/ Bobby S. Fellers              Director
      March 26, 2007
      --------------------
      Bobby S. Fellers