Form 10QSB
period 2006-03-31
TX Holdings, Inc.
filed 2007-03-27
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

|X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2006

                            ------------------------

|_|   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

               For the transition period from ________to ________

                           Commission File No. 0-32335

                                TX HOLDINGS, INC.

        (Exact name of small business issuer as specified in its charter)

            GEORGIA                                    58-2558702
            -------                                    ----------
 (State or other jurisdiction of         (I.R.S. Employer Identification. No.)
 incorporation or organization)

                        1701 North Judge Ely Blvd. #6420
                              Abilene, Texas 79601
                      -------------------------------------
                             (Address of principal)

                                 (682) 286-3116
                      -------------------------------------
                            Issuer's telephone number

                           Formerly, R Wireless, Inc.
            --------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed from last report.)

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

As of March 31, 2006, the registrant had a total of 19,399,934 shares of Common Stock outstanding.

As of March 20, 2007, there were 27,002,558 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TX HOLDINGS, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2006

                                TABLE OF CONTENTS

PART 1-FINANCIAL INFORMATION

Item 1   Condensed Financial Statements

         Unaudited Balance Sheet as of March 31, 2006 and
         September 30, 2005                                                    3

         Unaudited Statements of Operations for the Three Months and
         six ended March 31, 2006 and 2005 ,and for the period from inception of the development stage, October 1, 2004 to
         March 31, 2006                                                        4

         Unaudited Statement of Changes in Stockholders' Deficit for
         the six Months ended March 31, 2006                                   5

         Unaudited Statements of Cash Flows for the six Months Ended
         March 31, 2006 and 2005, and for the period from inception
         of the development stage, October 1, 2004 to March 31, 2006           6

         Notes to Financial Statements (Unaudited)                             7

Item 2   Management's Discussion and Analysis of Financial Condition          18
         and Results of Operations

Item 3   Controls and Procedures                                              19

PART II-OTHER INFORMATION

Item 1   Legal Proceedings                                                    20

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds          21

Item 3   Defaults upon Senior Securities                                      21

Item 4   Submission of Matters to a Vote to Security Holders                  21

Item 5   Other Information                                                    21

Item 6   Exhibits                                                             21

SIGNATURES                                                                    21


TX HOLDINGS, INC,
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED BALANCE SHEET
MARCH 31, 2006 AND SEPTEMBER 30, 2005
------------------------------------------------------------------------------------------------------------

                                                                             3/31/2006           9/30/2005
                                                                          --------------      --------------

                                     ASSETS

Current assets:
  Cash and cash equivalents                                               $       2,793       $           -

  Prepaid expenses                                                                                   10,000
                                                                          --------------      --------------
     Total current assets                                                         2,793              10,000

Deposits for oil and gas property acquisition                                     3,000
Property and Equipment, net                                                         932               1,080
                                                                          --------------      --------------

            Total Assets                                                  $       6,725       $      11,080
                                                                          ==============      ==============

                   LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                                $     220,277       $     220,277
  Advances from stockholder/officer                                             257,073             214,697
                                                                          --------------      --------------
    Total current liabilities                                             $     477,350             434,974

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: no par value, 1,000,000 shares
     authorized. No share outstanding at March 31, 2006                               -                   -
  Common stock: no par value, 50,000,000 shares
    authorized, 18,999,934 and 16,705,593 shares
    issued and outstanding at March 31, 2006
    and September 30, 2005 , respectively                                     2,271,248           1,618,305
  Additional paid in capital-Authorized warrants                                427,178             211,098
  Accumulated deficit                                                        (1,803,507)         (1,803,507)
  Losses accumulated in the development stage                                (1,365,544)           (449,790)
                                                                          --------------      --------------

   Total stockholders' deficit                                                 (470,625)           (423,894)
                                                                          --------------      --------------

            Total liabilities and stockholders' deficit                   $       6,725       $      11,080
                                                                          ==============      ==============



The accompanying notes are an integral part of the unaudited consolidated condensed financial statements



TX  HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO MARCH 21, 2006
------------------------------------------------------------------------------------------------------------------------

                                                                                                          INCEPTION OF
                                                                                                           DEVELOPMENT
                                                    THREE MONTHS ENDED           SIX MONTHS ENDED           STAGE TO
                                                --------------------------  --------------------------      MARCH 31,
                                                  3/31/2006     3/31/2005     3/31/2006     3/31/2005         2006
                                                ------------  ------------  ------------  ------------  ----------------

Revenue                                         $         -   $         -   $         -   $         -   $             -
                                                ------------  ------------  ------------  ------------  ----------------

Operating expenses, except for items shown
  separately below                                   17,605         3,638        17,607        25,111            84,857
  Stock-based compensation                          386,080                     866,080                         866,080
  Professional fees                                  20,548         2,689        20,548         4,182           181,254
  Lease expense                                           -             -             -             -             5,000
  Depreciation expense                                  300           120           300           240               780

  Advertising expense                                 2,075           525         2,075         1,120             4,459
                                                ------------  ------------  ------------  ------------  ----------------

    Total Operating Expense                         426,608         6,972       906,610        30,653         1,142,430

Loss from operations                               (426,608)       (6,972)     (906,610)      (30,653)       (1,142,430)
                                                ------------  ------------  ------------  ------------  ----------------

Other Income and (expense):
  Dividend income                                         -             -             -             -                 -
  Forbearance agreement costs                             -             -             -             -          (211,098)
  Interest Expense                                   (4,572)         (947)       (9,144)       (1,915)          (12,016)
                                                ------------  ------------  ------------  ------------  ----------------

   Total other income and (expenses), net            (4,752)         (947)       (9,144)       (1,915)         (223,114)
                                                ------------  ------------  ------------  ------------  ----------------

Loss from continuing operations                    (431,180)       (7,919)     (915,754)      (32,568)       (1,365,544)

Discontinued operations:
  Gain (loss) from disposal of
  discontinued business segment                           -             -             -       108,892                 -
                                                ------------  ------------  ------------  ------------  ----------------

Gain (loss) from discontinued operations                  -             -             -       108,892                 -
                                                ------------  ------------  ------------  ------------  ----------------

Net gain (loss)                                    (431,180)       (7,919)     (915,754)       76,324        (1,365,544)
                                                ============  ============  ============  ============  ================

Net loss per common share
  continuing operations                               (0.02)         0.00         (0.05)         0.00
  discontinued operations                              0.00          0.00          0.00          0.01
                                                ------------  ------------  ------------  ------------

   Total                                              (0.02)         0.00         (0.05)         0.00
                                                ============  ============  ============  ============

Weighted average number of common shares
   outstanding-basic and diluted                 19,079,934    15,793,651    18,115,670    15,793,651
                                                ============  ============  ============  ============


The accompanying notes are an integral part of the unaudited consolidated condensed financial statements



TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT
FOR THE SIX MONTHS ENDED MARCH 31, 2006
------------------------------------------------------------------------------------------------------------------------------

                                                                                                       LOSSES
                                                                                                     ACCUMULATED
                        PREFERRED STOCK           COMMON STOCK           ADDITIONAL                    IN THE
                      --------------------  --------------------------    PAID IN     ACCUMULATED    DEVELOPMENT
                       SHARES     AMOUNT       SHARES        AMOUNT       CAPITAL       DEFICIT         STAGE         TOTAL
                      --------  ----------  ------------  ------------  -----------  -------------  -------------  -----------

BALANCE AT
SEPTEMBER 30,
2005                        -           -    16,705,593     1,618,305      211,098     (1,803,507)      (449,790)    (423,894)

Common stock
  issued for
  professional
  services                  -           -     2,600,000       650,000            -              -              -      650,000

Common stock
  issued upon
  exercise of
  warrants                  -           -       294,341         2,943            -              -              -        2,943

Net Loss                    -           -             -             -            -              -       (915,754)    (915,754)
                      --------  ----------  ------------  ------------  -----------  -------------  -------------  -----------
BALANCE AT
DECEMBER
MARCH 31, 2006              -           -    19,599,934     2,271,248      427,178     (1,803,507)    (1,365,544)    (470,625)
                      ========  ==========  ============  ============  ===========  =============  =============  ===========


The accompanying notes are an integral part of the unaudited consolidated financial statements



TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2006 AND 2005 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO MARCH 31, 2006
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    INCEPTION OF
                                                                                                                    DEVELOPMENT
                                                                                  SIX MONTHS ENDED                    STAGE TO
                                                                         --------------------------------             MARCH 31,
                                                                            3/31/2006         3/31/2005                 2006
                                                                         --------------    --------------       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Gain (Loss)                                                    $  (3,100,467)    $      12,860        $       (3,441,367)

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Gain (Loss)                                                    $    (915,754)    $      76,324        $       (1,256,654)
      Adjustments to reconcile net loss to net cash used
        in operating activities:
           Loss (gain) from discontinued operations                                  -          (108,892)                 (108,890)
           Warrants issued for forbearance agreement                                 -                 -                   211,098
           Depreciation expense                                                    300               240                       780
           Common stock issued for services                                    650,000                 -                   700,000
           Common stock issued to settle accounts payable                            -                 -                    36,194
           Warrants issued for services                                        216,080                 -                   216,080
           Preferred stock issued for services                                       -                 -                         -
           Changes in operating assets and liabilities:
              Prepaid expenses and other assets                                 10,000               250                       250
              Accounts payable and accrued liabilities                               -            21,956                    20,705
                                                                         --------------    --------------       -------------------
      Net cash used by continuing operations                                   (39,374)          (10,122)                 (180,437)
      Net cash used by discontinued operations                                       -                 -                         -
                                                                         --------------    --------------       -------------------
      Net cash used by operating activities                                    (39,374)          (10,122)                 (180,437)

CASH FLOWS FROM INVESTING ACTIVITIES:
           Property and equipment additions                                     (3,152)                -                    (3,152)
                                                                         --------------    --------------       -------------------
      Net cash provided by investing activities                                 (3,152)                -                    (3,152)

CASH FLOWS FROM FINANCING ACTIVITIES:
           Repayment of note payable to a bank                                       -           (20,598)                  (20,598)
           Proceeds from sale of common stock                                    2,943                 -                     2,943
           Proceeds from stockholder/officer advances                           42,376            36,843                   204,037
                                                                         --------------    --------------       -------------------
      Net cash provided by financing activities                                 45,319            16,245                   186,382

Increase (Decrease) in cash and cash equivalents                                 2,793             6,123                     2,793

Cash and cash equivalents at beginning of year                                       -                 -                         -
                                                                         --------------    --------------       -------------------

Cash and cash equivalent at March 31, 2006, and 2005                     $       2,793     $       6,123        $            2,793
                                                                         ==============    ==============       ===================

Supplemental Disclosure of cash flow information:
           Cash paid for interest expense                                $       9,144     $       3,589
           Cash paid for income taxes                                                -                 -


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

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire producing oil and gas properties in and around Texas, Louisiana and Oklahoma that will define the operational holdings of The Company. Management has defined a number of criteria for acquisition which include:

      o     Wells should be currently Producing;
      o     Production should be broadly distributed across lease;
      o     Lease should show a 24 month payback (or better);
      o Wells should show upside potential (proved undeveloped reserves of approximately 20%).

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

                                                           MARCH 31, 2006    SEPT. 30, 2005
                                                          ----------------  ----------------
Options issued to former owner                                          -           294,341
Warrants Issued for forbearance of payable                      1,434,088         1,434,088
Warrants issued as compensation                                   800,000                 -
                                                                                          -
                                                          ----------------  ----------------

       Total                                                    2,234,088         1,728,429
                                                          ================  ================

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

NOTE 3 - RESTATEMENT

The Company previously filed its March 31, 2005 financial statements without review and those financial statements included errors in the application of accounting principles generally accepted in the United States. Following is an analysis errors and the effect on the financial statements: for the six months ended March 31, 2005:

                                                  SIX MONTHS ENDED MARCH 31, 2005
                                              -------------------------------------------------------------
                                                 AS ORIGINALLY
                                                     FILED              RESTATEMENT         AS RESTATED
                                              -------------------  -------------------  -------------------
Total operating expenses                       $          30,653    $              --    $          30,653

Loss from Operations                                     (30,653)                  --              (30,653)

Total other income (and expenses), net                    (1,915)                  --               (1,915)
                                              -------------------  -------------------  -------------------

Loss from continuing operations                          (32,568)                  --              (32,568)

Discontinued Operations
   Gain (loss) from disposal of
     discontinued business segment                            --              108,892              108,892
                                              -------------------  -------------------  -------------------

Gain from discontinued operations                             --              108,892              108,892
                                              -------------------  -------------------  -------------------

Net income (Loss)                              $         (32,568)   $         899,731    $         (76,324)
                                              ===================  ===================  ===================

Net Gain (loss) per common share - basic
and diluted
                                              ===================  ===================  ===================

     Continuing operations                     $           (0.00)   $           (0.00)

     Discontinued operations                   $            0.00    $            0.01
                                              -------------------  -------------------

         Total                                 $           (0.00)   $            0.01
                                              ===================  ===================  -------------------

(A) To properly recognize the gain upon sale of a majority interest in Homes. The adjustment eliminates the negative investment as a result of the sale.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2006 and September 30, 2005

                                                          LIFE
                                                          YEARS            2006              2005
                                                      -------------  ----------------  ----------------
    Deposits for oil and gas property
    acquisition                                                       $        3,000    $            -
    Furniture and office equipment                      3-5 years              2,552             2,400
                                                                     ----------------  ----------------

    Total                                                                      5,552             2,400
    Less accumulated depreciation,
    depletion and
       amortization                                                           (1,620)           (1,320)
                                                                     ----------------  ----------------

                                                                               3,932             1,080
                                                                     ================  ================

Depreciation expense of $300 and $480 was recognized during the six months ended March 31, 2006 and the year ended September 30 2005, respectively. At September 30, 2006, the Company has no proven oil and gas properties and, accordingly, there is no amortization of oil and gas properties during the six months ended March 31, 2006.

NOTE 5 - DISCONTINUED OPERATIONS

In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $108,890.

NOTE 6 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2006 and 2005:

                                                                           2006              2005
                                                                     ----------------  ----------------
    DEFERRED TAX ASSETS:
      Net operating losses                                            $      591,580    $      413,573

      Accrued wages                                                                -            17,149
      Valuation allowance                                                   (591,480)         (430,722)
                                                                     ----------------  ----------------

    Total deferred tax assets                                                    100                 -

    DEFERRED TAX LIABILITIES:
      Basis of property and equipment                                            100                 -
                                                                     ----------------  ----------------

    Net deferred tax asset                                            $            -    $            -
                                                                     ================  ================

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

Following is a summary of outstanding stock warrants at September 30, 2006 and 2005 and activity during the years then ended:

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY, CONTINUED

STOCK OPTIONS AND WARRANTS, CONTINUED

                                                                  NUMBER OF        EXERCISE          WEIGHTED
                                                                   SHARES            PRICE         AVERAGE PRICE
                                                               --------------   ---------------   ---------------
    Warrants at September 30, 2004                                   294,341    $         0.01    $         0.01

    Warrants at September 30, 2004                                   294,341    $         0.01    $         0.01

    Issued                                                         1,434,082              0.15              0.15
                                                               ---------------

    Warrants at September 30, 2005                                  1,728,423      0.01 - 0.15              0.13

    Issued                                                          5,418,324     0.30  - 0.50              0.46
    Exercised                                                        (294,341)            0.01              0.01
                                                               ---------------

    Warrants at September 30, 2006                                  6,852,406   $  0.15 - 0.50    $         0.40
                                                               ===============

A summary of outstanding warrants at September 30, 2006, follows:

                                                                                                     CONTRACTUAL
                                                                    NUMBER OF        EXERCISE       REMAINING LIFE
                 Expiration Date                                     SHARES            PRICE            (YEARS)
      ---------------------------------------                    --------------   ---------------   ---------------
      March 2007                                                       800,000    $     0.30              0.5
      October 2008                                                   4,368,324          0.50              2.0
      March 2010                                                       250,000          0.30              3.5
      December 2010                                                  1,434,082          0.15              4.3
                                                                 ---------------

      Warrants at September 30, 2006                                 6,852,406
                                                                 ===============

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

NOTE 8 - SUBSEQUENT EVENTS

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

The Company has never earned a profit, and has incurred an accumulated deficit of $2,609,837 as of March 31, 2006. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties. As of September 30, 2006 the Company was able to raise $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company believes it will begin oil production in 2007. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach full production levels. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company believes that it will have in excess of 100 wells in operation, each with estimated potential to produce 2 to 12 barrels ("bbls") per day once proper techniques are utilized. The Company believes it could be profitable at approximately 200 bbls of oil produced per day. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2006 COMPARED TO THREE MONTHS ENDED MARCH 31, 2005

REVENUES FROM OPERATIONS - Revenues for the three months ended March 31, 2006 and 2005 were zero. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company acquired oil and gas leases and began development of oil and gas. The Company anticipates having revenue in early 2007.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $426,608 for the three months ended March 31, 2006 an increase of $419,636 or 6,018% compared to $6,972 for the three months ended March 31, 2005. The increase in operating expenses occurred as the Company ramped-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties. During the three months ended March 31, 2006 stock-based compensation and professional fees accounted for $406,628 or 97% of the total expenses.

The stock-based compensation for March 31, 2006 include Investment Banker's fees of $120, 000 related to start-up financing initiatives.

NET INCOME/LOSS - For the quarter ended March 31, 2006 the Company had a net loss of $431,180 representing a negative variance of $423,261 when compared to a net loss of $7,919 for the quarter ended March 31, 2005. The negative variance is the result of higher stock-based compensation and professional fees, $403,939 and higher travel related expenses, $10,248.

SIX MONTHS ENDED MARCH 31, 2006 COMPARED TO SIX MONTHS ENDED MARCH 31, 2005

REVENUES FROM OPERATIONS - Revenues for the six months ended March 31, 2006 and 2005 were zero. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and began development of oil and gas. The Company anticipates having revenue in early 2007

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $906,610 for the six months ended March 31, 2006 an increase of $875,957 or 2,858% compared to $30,653 for the six months ended March 31, 2005. The increase in operating expenses occurred as the Company ramped-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process of potential oil and gas producing properties. During the six months ended March 31, 2005 stock-based compensation and professional fees accounted for $886,628 of expense, an increase of $882,446 compared to $4,182 for the six months ended March 31, 2005.

The professional fees for the six months ended March 31, 2006 include officers' compensation provided to Darren Bloom of $480,000 by the issuance of common stock to Mr. Bloom (See Part II Item 1, Legal Proceeding).

NET INCOME/LOSS - For the six months ended March 31, 2006 the Company had a net loss of $915,754 representing a negative variance of $992,078 when compared to a net gain of $76,324 for the six months ended March 31, 2005. In addition to higher stock based compensation and professional fees of $882,446 a major reason for the negative variance was a gain of $108,892 from discontinued operations recorded in the quarter ended March 31, 2005.

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

[Enter other information if any here]

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