Form 10QSB
period 2006-06-30
TX Holdings, Inc.
filed 2007-03-27
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2006

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

As of June 30, 2006, the registrant had a total of 20,929,234 shares of Common Stock outstanding.

As of March 20, 2007, there were 27,002,558 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TX HOLDINGS, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2006

                                TABLE OF CONTENTS

PART 1 - FINANCIAL INFORMATION

Item 1   Condensed Financial Statements

         Unaudited Balance Sheet as of June 30, 2006
         and September 30, 2005                                                3

         Unaudited Statements of Operations for the Three Months
         and nine ended June 30, 2006 and 2005 ,and for the
         period from inception of the development stage,
         October 1, 2004 to June 30, 2006                                      4

         Unaudited Statement of Changes in Stockholders' Deficit
         for the nine Months ended June 30, 2006                               5

         Unaudited Statements of Cash Flows for the nine Months
         Ended June 30, 2006 and 2005, and for the period from
         inception of the development stage , October 1, 2004 to
         June 30, 2006                                                         6

         Notes to Financial Statements (Unaudited)                             7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            19

Item 3   Controls and Procedures                                              20

PART II - OTHER INFORMATION

Item 1   Legal Proceedings                                                    21

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds          22

Item 3   Defaults upon Senior Securities                                      22

Item 4   Submission of Matters to a Vote to Security Holders                  22

Item 5   Other Information                                                    22

Item 6   Exhibits                                                             22

SIGNATURES                                                                    22


TX HOLDINGS, INC,
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED BALANCE SHEET
JUNE 30, 2006 AND SEPTEMBER 30, 2005
------------------------------------------------------------------------------------------------------------

                                                                             6/30/2006           9/30/2005
                                                                          --------------      --------------
                                     ASSETS

Current assets:
  Cash and cash equivalents                                               $     357,280       $           -
  Prepaid expenses                                                                                   10,000
                                                                          --------------      --------------
     Total current assets                                                       357,280              10,000

Deposits for oil and gas property acquisition                                   103,000
Property and Equipment, net                                                       2,132               1,080
                                                                          --------------      --------------

               Total Assets                                               $     462,412       $      11,080
                                                                          ==============      ==============

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                                $     270,277       $     220,277
  Advances from stockholder/officer                                             246,880             214,697
                                                                          --------------      --------------
    Total current liabilities                                             $     517,157             434,974

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: no par value, 1,000,000 shares
     authorized. No share outstanding at June 30, 2006                        1,018,000                   -
  Common stock: no par value, 50,000,000 shares
    authorized, 20,929,234 and 16,705,593 shares
    issued and outstanding at June 30, 2006
    and September 30, 2005 , respectively                                     3,318,841           1,618,305
  Additional paid in capital-Authorized warrants                                427,178             211,098
  Shareholders' deposits-common stock                                           535,000                   -
  Accumulated deficit                                                        (1,803,507)         (1,803,507)
  Losses accumulated in the development stage                                (3,550,257)           (449,790)
                                                                          --------------      --------------

   Total stockholders' deficit                                                  (54,745)           (423,894)
                                                                          --------------      --------------

               Total liabilities and stockholders' deficit                $     462,412       $      11,080
                                                                          ==============      ==============


The accompanying notes are an integral part of the unaudited consolidated condensed financial statements


TX  HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO JUNE 30, 2006
------------------------------------------------------------------------------------------------------------------------

                                                                                                          INCEPTION OF
                                                                                                          DEVELOPMENT
                                                    THREE MONTHS ENDED          NINE MONTHS ENDED           STAGE TO
                                                --------------------------  --------------------------      JUNE 30,
                                                  6/30/2006     6/30/2005     6/30/2006     6/30/2005         2006
                                                ------------  ------------  ------------  ------------  ----------------

Revenue                                         $         -   $         -   $         -   $         -   $             -
                                                ------------  ------------  ------------  ------------  ----------------

Operating expenses, except for items shown
  separately below                                   76,683        19,002        94,290        44,113           161,540
  Stock-based compensation                        2,065,593                   2,931,673                       2,931,673
  Professional fees                                  36,234        38,383        56,782        42,565           217,488
  Lease expense                                           -         5,000             -         5,000             5,000
  Depreciation expense                                  300           120           600           360             1,080
  Advertising expense                                 1,330             -         3,405         1,120             5,789
                                                ------------  ------------  ------------  ------------  ----------------

    Total Operating Expense                       2,180,140        62,505     3,086,750        93,158         3,322,570

Loss from operations                             (2,180,140)      (62,505)   (3,086,750)      (93,158)       (3,322,570)
                                                ------------  ------------  ------------  ------------  ----------------

Other Income and (expense):
  Dividend income                                         -             -             -             -                 -
  Forbearance agreement costs                             -             -             -             -          (211,098)
  Interest Expense                                   (4,573)         (957)      (13,717)       (2,872)          (16,589)
                                                ------------  ------------  ------------  ------------  ----------------

   Total other income and (expenses), net            (4,573)         (957)      (13,717)       (2,872)          (16,589)
                                                ------------  ------------  ------------  ------------  ----------------

Loss from continuing operations                  (2,184,713)      (63,462)   (3,100,467)      (96,030)       (3,550,257)

Discontinued operations:
  Gain (loss) from disposal of
  discontinued business segment                           -            (2)            -       108,892                 -
                                                ------------  ------------  ------------  ------------  ----------------

Gain (loss) from discontinued operations                  -            (2)            -       108,892                 -
                                                ------------  ------------  ------------  ------------  ----------------

Net gain (loss)                                  (2,184,713)      (63,464)   (3,100,467)       12,860        (3,550,257)
                                                ============  ============  ============  ============  ================

Net loss per common share
  continuing operations                               (0.11)         0.00         (0.16)        (0.01)
  discontinued operations                              0.00          0.00          0.00          0.01
                                                ------------  ------------  ------------  ------------

   Total                                              (0.11)         0.00         (0.05)         0.00
                                                ============  ============  ============  ============

Weighted average number of common shares
   outstanding-basic and diluted                 20,288,336    15,814,530    18,839,891    15,798,856
                                                ============  ============  ============  ============


The accompanying notes are an integral part of the unaudited consolidated condensed financial statements


TX  HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED JUNE 30, 2006.
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                             LOSSES
                                                                                                           ACCUMULATED
                  PREFERRED STOCK            COMMON STOCK          ADDITIONAL    SHARE-                      IN THE
                --------------------  --------------------------    PAID IN     HOLDERS'    ACCUMULATED    DEVELOPMENT
                 SHARES     AMOUNT       SHARES        AMOUNT       CAPITAL     DEPOSITS      DEFICIT         STAGE         TOTAL
                --------  ----------  ------------  ------------  -----------  ----------  -------------  -------------  -----------

BALANCE AT
SEPTEMBER
30, 2005              -           -    16,705,593     1,618,305      211,098           -     (1,803,507)      (449,790)    (423,894)

Common stock
  issued for
  professional
  services            -           -     3,929,300     1,697,593            -           -              -              -    1,697,593

Common stock
  issued upon
  exercise of
  warrants            -           -       294,341         2,943            -           -              -              -        2,943

Warrants issued
  for services        -           -             -             -      216,080           -              -              -      216,080

Preferred stock
  issued to the
  Company's chief
  executive
  officer/
  stockholder     1,000   1,018,000             -             -            -           -              -              -    1,018,000

Shareholders'
  deposits            -           -             -             -            -     535,000              -              -      535,000

   Net Loss           -           -             -             -            -           -              -     (3,100,467)  (3,100,467)
                --------  ----------  ------------  ------------  -----------  ----------  -------------  -------------  -----------
BALANCE AT
JUNE 30, 2006     1,000   1,018,000    20,929,234     3,318,841      427,178     535,000     (1,803,507)    (3,550,257)     (54,745)
                ========  ==========  ============  ============  ===========  ==========  =============  =============  ===========


The accompanying notes are an integral part of the unaudited consolidated condensed financial statements


TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2006 AND 2005 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO JUNE 30, 2006
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    INCEPTION OF
                                                                                 NINE MONTHS ENDED                  DEVELOPMENT
                                                                         --------------------------------             STAGE TO
                                                                            6/30/2006         6/30/2005            JUNE 30, 2006
                                                                         --------------    --------------       -------------------

CASH FLOWS FROM OPERATING ACTIVITIES:
      Net Gain (Loss)                                                    $  (3,100,467)    $      12,860        $       (3,441,367)
      Adjustments to reconcile net loss to net cash used
         in operating activities:
          Loss (gain) from discontinued operations                                   -          (108,892)                 (108,890)
          Warrants issued for forbearance agreement                                  -                 -                   211,098
          Depreciation expense                                                     600               360                     1,080
          Common stock issued for services                                   1,697,593            12,000                 1,747,593
          Common stock issued to settle accounts payable                             -                 -                    36,194
          Warrants issued for services                                         216,080                 -                   216,080
          Preferred stock issued for services                                1,018,000                 -                 1,018,000
          Changes in operating assets and liabilities:
               Prepaid expenses and other assets                                10,000               250                       250
               Accounts payable and accrued liabilities                         50,000            29,935                    70,705
                                                                         --------------    --------------       -------------------
      Net cash used by continuing operations                                  (108,194)          (53,485)                 (249,257)
      Net cash used by discontinued operations                                       -                 -                         -
                                                                         --------------    --------------       -------------------
      Net cash used by operating activities                                   (108,194)          (53,485)                 (249,257)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Property and equipment additions                                    (104,652)                -                  (104,652)
                                                                         --------------    --------------       -------------------
      Net cash provided by investing activities                               (104,652)                -                  (104,652)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Repayment of note payable to a bank                                        -           (20,598)                  (20,598)
          Proceeds from sale of common stock                                     2,943                 -                     2,943
          Proceeds from stockholder/officer advances                            32,183            80,105                   193,844
          Shareholders' deposits                                               535,000                 -                   535,000
                                                                         --------------    --------------       -------------------
      Net cash provided by financing activities                                570,126            59,507                   711,189

Increase (Decrease) in cash and cash equivalents                               357,280             6,022                   357,280

Cash and cash equivalents at beginning of year                                       -                 -                         -
                                                                         --------------    --------------       -------------------

Cash and cash equivalent at March 31, 2006, and 2005                     $     357,280     $       6,022        $          357,280
                                                                         ==============    ==============       ===================

Supplemental Disclosure of cash flow information:
     Cash paid for interest expense                                      $      13,717     $       2,872
     Cash paid for income taxes                                                      -                 -


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

                                                       2006            2005
                                                  --------------  --------------

Options issued to former owner                                -         294,341
Warrants Issued for forbearance of payable            1,434,088       1,434,088
Warrants issued as compensation                         800,000               -
Warrants issued in private placement                                          -
                                                  --------------  --------------

       Total                                          2,234,088       1,728,429
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

NOTE 3 - RESTATEMENT

The Company previously filed its June 30, 2005 financial statements without review and those financial statements included errors in the application of accounting principles generally accepted in the United States. Following is an analysis errors and the effect on the financial statements for the three months and six months ended June 30, 2005:

                                                    THREE MONTHS ENDED JUNE 30, 2005
                                              ---------------------------------------------
                                               AS ORIGINALLY
                                                   FILED        RESTATEMENT    AS RESTATED
                                              ---------------  -------------  -------------
Revenue                                       $       62,505   $         --   $     62,505

Loss from operations                                 (62,505)            --        (62,505)
                                              ---------------  -------------  -------------

Total other income (and expenses), net                  (957)            --           (957)
                                              ---------------  -------------  -------------

Loss from continuing operations                      (63,462)            --        (63,462)
                                              ---------------  -------------  -------------

Discontinued operations:
     Gain (loss) loss from disposal of
     discontinued business segment                  (743,762)       743,760             (2)

Gain (loss) from discontinued operations            (743,762)       743,760             (2)
                                              ---------------  -------------  -------------

Net Loss                                      $     (807,224)  $   (743,760)  $    (63,464)
                                              ===============  =============  =============

Net Gain (loss) per common share - basic and diluted

     Continuing operations                    $        (0.00)  $      (0.00)

     Discontinued operations                  $        (0.05)  $      (0.00)
                                              ---------------  -------------

         Total                                $        (0.05)  $      (0.00)

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - RESTATEMENT, CONTINUED

                                                     NINE MONTHS ENDED JUNE 30, 2005
                                              ---------------------------------------------
                                               AS ORIGINALLY
                                                   FILED        RESTATEMENT    AS RESTATED
                                              ---------------  -------------  -------------
Total operating expenses                      $       93,158   $         --   $     93,158
                                              ---------------  -------------  -------------

Loss from Operations                                 (93,158)            --        (93,158)

Total other income (and expenses), net                (2,872)            --         (2,872)
                                              ---------------  -------------  -------------

Loss from continuing operations                      (96,030)            --        (96,030)

Discontinued Operations
   Gain (loss) from disposal of
     discontinued business segment                  (743,762)       852,652        108,890
                                              ---------------  -------------  -------------

Gain from discontinued operations                   (743,762)       852,652        108,890
                                              ---------------  -------------  -------------

Net income (Loss)                             $     (839,792)  $    852,652   $     12,860
                                              ===============  =============  =============

Net Gain (loss) per common share - basic and diluted

     Continuing operations                    $        (0.00)  $      (0.01)

     Discontinued operations                  $        (0.05)  $       0.01
                                              ---------------  -------------

         Total                                $        (0.05)  $       0.00
                                              ===============  =============

      (A) To properly recognize the gain upon sale of a majority interest in Homes. The adjustment eliminates the negative investment as a result of the sale.

There was no impact of this restatement on the three nine months ended June 30, 2006. The Company also made reclassification entries to the June 30, 2005 financial statements to properly segregate discontinued operations. The amounts reclassified are shown in the following footnote.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2006 and September 30, 2005:

                                                           LIFE
                                                           YEARS     JUNE 30, 2006  SEPT. 30, 2005
                                                        -----------  -------------  --------------
      Oil and gas properties and equipment                           $    103,000   $           -
      Furniture and office equipment                     3-5 years          4,052           2,400
                                                                     -------------  --------------

      Total                                                               107,052           2,400
      Less accumulated depreciation, depletion and
         amortization                                                      (1,920)         (1,320)
                                                                     -------------  --------------

                                                                          290,318           1,080
                                                                     =============  ==============

Depreciation expense of $600 and $480 was recognized during the nine months ended June 30, 2006 and the year ended September 30, 2005, respectively. At September 30, 2006, the Company has no proven oil and gas properties and, accordingly, there is no amortization of oil and gas properties during the year ended September 30, 2006.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $3,108,453 as of June 30, 2006. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties. As of September 30, 2006 the Company was able to raise $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company believes it will begin oil production in 2007. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach full production levels. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company believes that it will have in excess of 100 wells in operation, each with estimated potential to produce 2 to 12 barrels ("bbls") per day once proper techniques are utilized. The Company believes it could be profitable at approximately 200 bbls of oil produced per day. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2006 COMPARED TO THREE MONTHS ENDED JUNE 30, 2005

REVENUES FROM OPERATIONS - Revenues for the three months ended June 30, 2006 and 2005 were zero. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and began development of oil and gas. The Company anticipates having revenue in early 2007.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $2,180,140 for the three months ended June 30, 2006 an increase of $2,117,635 compared to $62,505 for the three months ended June 30, 2005. The increase in operating expenses occurred as the Company ramped-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties. During the three months ended June 30, 2005 stock-based compensation and professional fees accounted for $2,101,827 of expense, an increase of $2,064,444 compared to $38,383 for the three months ended June 30, 2005.

The stock-based compensation and professional fees for June 30, 2005 include Investment Banker's and Legal fees of $387,000 related to start-up financing initiatives and $1,018,000 preferred stock compensation to the chief executive officer.

NET INCOME/LOSS - For the quarter ended June 30, 2006 the Company had a net loss of $2,184,713 representing a negative variance of $2,121,249 when compared to a net loss of $63,464 for the quarter ended June 30, 2005. The negative variance results from higher stock-based compensation and professional fees.

NINE MONTHS ENDED JUNE 30, 2006 COMPARED TO NINE MONTHS ENDED JUNE 30, 2005

REVENUES FROM OPERATIONS - Revenues for the nine months ended June 30, 2006 and 2005 were zero. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and began development of oil and gas. The Company anticipates having revenue in early 2007.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $3,086,750 for the nine months ended June 30, 2006 an increase of $2,993,592 compared to $93,158 for the nine months ended June 30, 2005. The increase in operating expenses occurred as the Company ramped-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties. During the nine months ended June 30, 2006 stock-based compensation and professional fees accounted for $2,988,455 of expense, an increase of $2,945,890 compared to $42,565 for the nine months ended June 30, 2005.

The stock based compensation and professional fees for the nine months ended June 30, 2006 include Investment Banker's and Legal fees of $515, 000 related to start-up financing initiatives and Officer's compensations provided to Darren Bloom of $200,000 by the issuance of common stock to Mr. Bloom (See Part II Item 1, Legal Proceeding) and preferred stock -based compensation to Mark Neuhaus of $1,018,000.

NET INCOME/LOSS - For the nine months ended June 30, 2006 the Company had a net loss of $3,100,467 representing a negative variance of $3,113,327 when compared to a net gain of $12,860 for the nine months ended June 30, 2005. A major reason for the negative variance, in addition to higher stock-based compensation and professional fees of $2,945,890, was a gain amounting to $108,892 from discontinued operations recorded during the period ended June 30, 2005.

ITEM 3 CONTROLS AND PROCEDURES

EFFECTIVENESS OF DISCLOSURE AND PROCEDURES

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting.

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