Form 10QSB
period 2006-12-31
TX Holdings, Inc.
filed 2007-04-02
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2006
                           ---------------------------

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

                        1701 North Judge Ely Blvd. #6420
                              Abilene, Texas 79601
                        --------------------------------
                             (Address of principal)

                                 (682) 286-3116
                        --------------------------------
                            Issuer's telephone number

                           Formerly, R Wireless, Inc.
         --------------------------------------------------------------
         (Former name, former address and former fiscal year if changed from last report.)

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

As of December 31, 2006, the registrant had a total of 27,002,558 shares of Common Stock outstanding.

As of March 20, 2007, there were 27,002,558 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TX HOLDINGS, INC.
                                   FORM 10-QSB
                     FOR THE QUARTER ENDED DECEMBER 31, 2006

                                TABLE OF CONTENTS

PART 1-FINANCIAL INFORMATION

Item 1    Condensed Financial Statements

          Unaudited Balance Sheet as of December 31, 2006                      3
          and September 30, 2006

          Unaudited Statements of Operations for the                           4
          Three Months Ended December 31, 2006 and 2005, and for the
          Period From Inception of the Development Stage,
          October 1, 2004 to December 31, 2006

          Unaudited Statement of Changes in Stockholders' Equity               5
          (Deficit) for the Three Months Ended December 31, 2006

          Unaudited Statements of Cash Flows for the Three                     6
          Months Ended December 31, 2006 and 2005, and for the
          Period From Inception of the
          Development Stage, October 1, 2004 to December 31, 2006

          Notes to Financial Statements (Unaudited)                            7

Item 2    Management's Discussion and Analysis of Financial Condition         17
          and Results of Operations

Item 3    Controls and Procedures                                             18

PART II-OTHER INFORMATION

Item 1    Legal Proceedings                                                   18

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         19

Item 3    Defaults upon Senior Securities                                     19

Item 4    Submission of Matters to a Vote to Security Holders                 19

Item 5    Other Information                                                   19

Item 6    Exhibits                                                            19

SIGNATURES                                                                    20

TX HOLDINGS, INC,
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED BALANCE SHEETS
DECEMBER 31, 2006 AND SEPTEMBER 30, 2005
-----------------------------------------------------------------------------------------

                                                              12/31/2006       9/30/2006
                                                             ------------    ------------
ASSETS

Current assets:
  Cash and cash equivalents                                  $     11,982    $    332,456
  Prepaid expenses                                                      -          15,000
                                                             ------------    ------------
     Total current assets                                          11,982         347,546

Deposits for oil and gas property acquisition                     378,000         253,000
Deposits-Other                                                      5,000
Property and Equipment, net                                       330,382         290,318
                                                             ------------    ------------

               Total Assets                                  $    725,364    $    890,864
                                                             ============    ============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                   $    495,319    $    455,251
  Accrued stock-based compensation                                231,000         830,000
  Advances from stockholder/officer                               106,958         164,385
  Short-term loan                                                 100,000               -
                                                             ------------    ------------
    Total current liabilities                                $    933,277    $  1,449,636

Commitments and contingencies
    Stockholders' equity (deficit):
    Preferred stock: no par value, 1,000,000 shares
    Authorized, 1,000 shares issued or outstanding              1,018,000       1,018,000
  Common stock: no par value, 50,000,000 shares
    authorized, 27,002,558 and 25,782,558 shares
    issued and outstanding at December 31, 2006
    and September 30, 2006, respectively                        5,934,541       5,104,541
  Additional paid in capital                                      587,703         587,703
  Shareholders' deposits                                           75,462
  Accumulated deficit                                          (1,803,507)     (1,803,507)
  Losses accumulated in the development stage                  (6,020,112)     (5,465,509)
                                                             ------------    ------------

   Total stockholders' equity (deficit)                          (207,913)       (558,772)
                                                             ------------    ------------

               Total liabilities and stockholders' deficit   $    725,364    $    890,864
                                                             ============    ============

The accompanying notes are an integral part of the unaudited condensed financial statements


                                             3

TX  HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004 TO DECEMBER 31, 2006
------------------------------------------------------------------------------------------

                                                                              INCEPTION OF
                                                                               DEVELOPMENT
                                                   THREE MONTHS ENDED           STAGE TO
                                              ----------------------------    DECEMBER 31,
                                               12/31/2006      12/31/2005         2006
                                              ------------    ------------    ------------
Revenue                                       $          -    $          -    $          -
                                              ------------    ------------    ------------

Operating expenses, except items shown
  separately below                                  91,076               2         360,503
  Stock-based compensation                         231,000         480,000       4,813,901
  Personal expenses                                 97,516               -          97,516
  Professional fees                                108,217               -         440,547
  Lease expense                                          -               -          17,392
  Depreciation expense                                  56               -           1,316
  Advertising expense                               22,165               -          52,814
                                              ------------    ------------    ------------

    Total Operating Expense                        550,030         480,002       5,783,989
                                              ------------    ------------    ------------

Loss from operations                              (550,030)       (480,002)     (5,783,989)
                                              ------------    ------------    ------------

Other Income and (expense):
  Other income                                           -               -             710
  Forbearance agreement costs                            -               -        (211,098)
  Interest Expense                                  (4,573)         (4,572)        (25,735)
                                              ------------    ------------    ------------

   Total other income and (expenses), net           (4,573)         (4,572)       (236,123)
                                              ------------    ------------    ------------

Loss from continuing operations                   (554,603)       (484,574)     (6,020,112)

Discontinued operations:                                 -               -               -

Net gain (loss)                                   (554,603)       (484,574)     (6,020,112)
                                              ============    ============    ============

Net loss per common share
  continuing operations                              (0.02)          (0.03)
  discontinued operations                             0.00            0.00
                                              ------------    ------------

   Total                                             (0.02)          (0.03)
                                              ============    ============

Weighted average number of common shares
   outstanding-basic and diluted                26,665,669      17,172,380
                                              ============    ============

The accompanying notes are an integral part of the unaudited condensed financial statements


                                             4

TX  HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006.


                                                                                                             LOSSES
                                                                                                           ACCUMULATED
                   PREFERRED STOCK            COMMON STOCK          ADDITIONAL                               IN THE
                                                                     PAID IN   SHAREHOLDERS' ACCUMULATED   DEVELOPMENT
                  SHARES       AMOUNT       SHARES       AMOUNT      CAPITAL     DEPOSITS      DEFICIT        STAGE        TOTAL
               -----------  -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------
BALANCE AT
SEPTEMBER
30, 2006              1,000  $ 1,018,000  25,782,558  $ 5,104,541  $   587,703               $(1,803,507)  $(5,465,509) $  (558,772)

Common stock
issued for
professional
services                 -            -    1,220,000      830,000            -                         -             -      830,000

Shareholders'
deposits                 -            -            -            -                    75,462                                  75,462

Net Loss                 -            -            -            -            -                         -      (554,603)    (554,603)
               -----------  -----------  -----------  -----------  -----------  -----------  -----------   -----------  -----------

BALANCE AT
DECEMBER
31, 2006             1,000  $ 1,018,000   27,002,558  $ 5,934,541  $   587,703  $    75,462  $(1,803,507)  $(6,020,112) $  (207,913)
               ===========  ===========  ===========  ===========  ===========  ===========  ===========   ===========  ===========

The accompanying notes are an integral part of the unaudited condensed financial statements


                                                                 5

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CASH FLOWS
FOR THE THREE MONTHS ENDED DECEMBER 31, 2006 AND 2005 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO DECEMBER 31, 2006
---------------------------------------------------------------------------------------------------------------

                                                                                                  INCEPTION OF
                                                                                                  DEVELOPMENT
                                                                       THREE MONTHS ENDED           STAGE TO
                                                                  ----------------------------    DECEMBER 31,
                                                                   12/31/2006      12/31/2005         2006
                                                                  ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                    $   (554,603)   $   (484,574)   $ (6,020,112)
      Adjustments to reconcile net loss to net cash used
         in operating activities:
          Warrants issued for forbearance agreement                          -               -         211,098
          Depreciation expense                                              56               -           1,316
          Common and preferred stock issued for services               830,000         480,000       4,216,296
          Common stock issued to settle accounts payable                     -               -          36,194
          Warrants issued for services                                       -               -         376,605
          Changes in operating assets and liabilities:
              Prepaid expenses and other assets                         10,000               -          (4,750)
              Accrued interest added to stockholder advances             4,573               -          22,863
              Accounts payable and accrued liabilities                (558,932)              -         526,747
                                                                  ------------    ------------    ------------
      Net cash used by continuing operations                          (268,906)         (4,574)       (633,743)
      Net cash used by discontinued operations                               -               -               -
                                                                  ------------    ------------    ------------
      Net cash used by operating activities                           (268,906)         (4,574)       (633,743)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Deposits paid for oil and gas property acquisitions         (125,000)              -        (378,000)
          Property and equipment additions                             (40,120)           (152)       (330,138)
                                                                  ------------    ------------    ------------
      Net cash provided by investing activities                       (165,120)           (152)       (708,138)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Short-term loan                                              100,000               -         100,000
          Proceeds from sale of common stock                                 -               -       1,164,997
          Repayment of note payable to a bank                                -               -         (20,598)
          Proceeds from exercise of warrants                                 -           2,943           2,943
          Proceeds from stockholder/officer advances                   (62,000)          4,580          31,059
          Shareholders' deposit                                         75,462               -          75,462
                                                                  ------------    ------------    ------------
      Net cash provided by financing activities                        113,462           7,523       1,353,863

Increase (Decrease) in cash and cash equivalents                      (320,564)          2,797          11,982

Cash and cash equivalents at beginning of year                         332,546               -               -
                                                                  ------------    ------------    ------------

Cash and cash equivalent at March 31, 2006, and 2005              $     11,982    $      2,797    $     11,982
                                                                  ============    ============    ============

Supplemental Disclosure of cash flow information:
     Cash paid for interest expense                               $      4,573    $      4,572
     Cash paid for income taxes                                              -               -

The accompanying notes are an integral part of the unaudited condensed financial statements


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

                                                DEC. 31, 2006  DEC. 31, 2005
                                                -------------  -------------

Warrants Issued for forbearance of payable          1,434,088      1,434,088
Warrants issued as compensation                     1,050,000              -
Warrants issued in private placement                4,368,324              -
                                                -------------  -------------

       Total                                        6,852,412      1,434,088
                                                =============  =============

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

In December 2004, the FASB issued FAS No. 153, "Exchange of Nonmonetary Assets", which is an amendment to APB Opinion No. 29. The guidance in APB Opinion No 29, "Accounting for Nonmonetary Transactions," is based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. The guidance in that opinion, however, included certain exceptions to that principle. This statement amends APB Opinion No. 29 to eliminate the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. A nonmonetary exchange has commercial substance if the future cash flows of the entity are expected to change significantly as a result of the exchange. The adoption of FAS No. 153 is not expected to have a material impact on our financial position or results of operations.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - DEPOSITS FOR OIL AND GAS PROPERTY ACQUISITION

On November 1 2006, the Company entered into a purchase and sale agreement (the "Agreement") for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company is obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other categories of costs if all provisions of the agreement are met. At December 31,, 2006, the Company had made payments totaling $378,000 to the seller and those payments are presented as deposits for oil and gas property acquisition in the accompanying balance sheet.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2006 and September 30, 2005:

                                                LIFE
                                                YEARS       DEC. 31, 2006  SEPT. 30, 2006
                                             -------------  -------------  -------------
      Oil and gas properties and equipment                  $     329,368  $     289,248
      Furniture and office equipment          3-5 years             1,070          3,070
                                                            -------------  -------------

      Total                                                       330,438        292,318
      Less accumulated depreciation,
         depletion and amortization                                   (56)        (2,000)
                                                            -------------  -------------

                                                                  330,382        290,318
                                                            =============  =============

Depreciation expense of $56 and $780 was recognized during the three months ended December 31, 2006 and the year ended September 30, 2006, respectively. Fully depreciated office equipment amounting to $2,000 was written-off in December, 2006. At September 30, 2006, the Company has no proven oil and gas properties and, accordingly, there is no amortization of oil and gas properties during the year ended September 30, 2006.

NOTE 4 - DISCONTINUED OPERATIONS

In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $108,890.

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2006 and 2005:

                                          2006          2005
                                       ----------    ----------

DEFERRED TAX ASSETS:
  Net operating losses                 $  591,580    $  413,573
  Accrued wages                                 -        17,149
  Valuation allowance                    (591,480)     (430,722)
                                       ----------    ----------

Total deferred tax assets                     100             -

DEFERRED TAX LIABILITIES:
  Basis of property and equipment             100             -
                                       ----------    ----------

Net deferred tax asset                 $        -    $        -
                                       ==========    ==========

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES, CONTINUED

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

Net operating losses after December 12, 2002 through September 30, 2005 were approximately $1,316,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,740,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

                                                          2006                           2005
                                               --------------------------     --------------------------
                                                  AMOUNT        PERCENT         AMOUNT         PERCENT
                                               -----------    -----------     -----------    -----------
      Benefit for income tax at federal
      statutory rate                           $ 1,705,344             34%    $   115,906             34%
      Change in valuation allowance               (160,758)            (3)        (67,555)           (20)
      Non-taxable gain from discontinued
        operations                                       -              -          37,022             11
      Non-deductible stock-based
        compensation                            (1,544,586)           (31)        (85,373)           (25)
                                               -----------    -----------     -----------    -----------

                                               $         -              -%    $         -              -%
                                               ===========    ===========     ===========    ===========

There were no income taxes due or receivable from operations for the years ended September 30, 2006 and 2005, and the Company's reported benefit for income taxes differs from the amount computed by applying statutory tax rates to loss before income taxes due to changes in the valuation allowance for financial reporting purposes.

NOTE 6 - STOCKHOLDERS' EQUITY

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

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

COMMON STOCK, CONTINUED

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

On October 19, 2005, the Company issued 2,000,000 shares of its common stock to Darren Bloom as his compensation in the role of, CFO, Secretary - Treasurer The Company has filed suit against Mr. Bloom for the return of the shares for breach of contract. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months.

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

During May 2006 the Company entered into a Private Placement Agreement with Brill Securities, Inc. to act as a financial advisor for the private placement of shares of common stock of TX Holdings. Pursuant to the Private Placement Memorandum $1,240,000 of units were placed. The units contained an aggregate of 4,133,324 shares of the Company's common stock and 4,133,324 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of two years at an exercise price of $.50 per share. In connection with the offering, the Company paid a placement fee of $70,500 in cash. In addition, the placing agent was issued warrants to purchase 235,000 shares of common stock on the same terms and conditions as the investors. The net proceeds of the offering will be used by the Company to purchase necessary equipment to upgrade,

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

COMMON STOCK, CONTINUED

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

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

STOCK OPTIONS AND WARRANTS, CONTINUED

On December 12, 2005, the Company issued 2,000,000 shares of the Company's Common Stock for the compensation of Darren Bloom, CFO, Secretary/Treasurer and member of the Board of Directors. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months. TX Holdings has filed suit against Mr. Bloom for the return of the shares for breach of contract.

Following is a summary of outstanding stock warrants at September 30, 2006 and 2005 and activity during the years then ended:

                                                          NUMBER OF       EXERCISE         WEIGHTED
                                                           SHARES           PRICE        AVERAGE PRICE
                                                        ------------    -------------    -------------
      Warrants at September 30, 2004                         294,341    $        0.01    $        0.01

      Issued                                               1,434,082             0.15             0.15
                                                        ------------

      Warrants at September 30, 2005                       1,728,423      001 - 0.15             0.13

      Issued                                               5,418,324     0.30  - 0.50             0.46
      Exercised                                             (294,341)            0.01             0.01
                                                        ------------

      Warrants at September 30, 2006                       6,852,406    $ 015 - 0.50    $        0.40
        No additional warrants issued or exercised      ------------
      Warrants at December 31, 2006                        6,852,406    $   0.15-0.50    $        0.40

A summary of outstanding warrants at September 30, 2006, follows:

                                                                                CONTRACTUAL
                                                  NUMBER OF      EXERCISE      REMAINING LIFE
               Expiration Date                      SHARES         PRICE           (YEARS)
      ---------------------------------         -------------   -----------    --------------
      March 2007                                      800,000   $      0.30          0.5
      October 2008                                  4,368,324          0.50          2.0
      March 2010                                      250,000          0.30          3.5
      December 2010                                 1,434,082          0.15          4.3
                                                -------------

      Warrants at September 30, 2006                6,852,406
                                                =============

NOTE 7 - SUBSEQUENT EVENTS

On February 14, 2007 the Company obtained a bridge loan from Rob Hutchings in the sum of $250,000. The note carries an interest rate of 10% per annum with the principal to be returned in 60 days. The note also provides for an automatic extension of 30 additional days if requested by the Company. The terms of the loan require that the Company issue 952,778 shares of restricted common stock ("security stock") as security for the loan. The security shares shall be returned to the Company upon repayment of the loan. Mr. Hutchings has a right to convert the debt into restricted common shares at the price $0.525 which was the closing price on February 14, 2007. If Mr. Hutchings elects to convert the debt to equity he would receive 476,389 shares of restricted common stock.

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

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2006 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2005

REVENUES FROM OPERATIONS - Revenues for the three months ended December 31, 2006 and 2005 were zero. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and began development of oil and gas. The Company anticipates having revenue in early 2007.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $550,030 for the three months ended December 31, 2006 an increase of $70,028 compared to $480,002 for the three months ended December 31, 2005. The increase in operating expenses occurred as the Company ramped-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties. The higher expense variance results primarily from higher professional fees of $108,217, personnel expenses of $97,516, travel expenses of $24,816 and advertising expenses of $22,165. The higher expenses were partially offset by lower stock-based compensation of $249,000.

NET INCOME/LOSS - For the quarter ended December 31, 2006 the Company had a net loss of $554,603 representing a negative variance of $70,029 when compared to a net loss of $484,574 for the quarter ended December 31, 2005. The negative variance results from higher professional fees, personnel related expenses and advertising expenses, partially offset by lower stock-based compensation.

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

PART II - OTHER INFORMATION
---------------------------

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

                                    TX HOLDINGS, INC.

                                    By: /s/ Mark Neuhaus
                                        ---------------------------
                                        Mark Neuhaus
                                        Chief Executive Officer

     Dated: March 30, 2007

     In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

     /s/ Mark Neuhaus                   Chairman of the Board of Directors, and
     March 30, 2007                     Chief Executive Officer
     ----------------
     Mark Neuhaus

     /s/ Michael A. Cederstrom          Chief Financial Officer
     March 30, 2007
     -------------------------
     Michael A. Cederstrom

     /s/ Douglas C. Hewitt              Director
     March 30, 2007
     --------------------
     Douglas C. Hewitt

     /s/ Bobby S. Fellers               Director
     March 30, 2007
     -------------------
     Bobby S. Fellers