Form 10QSB
period 2007-03-31
TX Holdings, Inc.
filed 2007-05-10
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2007
                           ___________________________

    |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the transition period from _____to _____

                           Commission File No. 0-32335


                                TX HOLDINGS, INC.
                                -----------------
        (Exact name of small business issuer as specified in its charter)



            GEORGIA                                     58-2558702
            -------                                     ----------
(State or other jurisdiction of            (I.R.S. Employer Identification. No.)
 incorporation or organization)

                        1701 North Judge Ely Blvd. #6420
                              Abilene, Texas 79601
                             (Address of principal)
                             ----------------------

                                 (682) 286-3116
                                 --------------
                            Issuer's telephone number

                           Formerly, R Wireless, Inc.
                           --------------------------
      (Former name, former address and former fiscal year if changed from last report.)

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

As of March 31, 2007, the registrant had a total of 27,002,558 shares of Common Stock outstanding.

As of May 9, 2007, there were 29,439,646 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TX HOLDINGS, INC.
                                   FORM 10-QSB
                      FOR THE QUARTER ENDED MARCH 31, 2007

                                TABLE OF CONTENTS

PART 1-FINANCIAL INFORMATION

Item 1   Condensed Financial Statements

         Unaudited Balance Sheet as of March 31, 2007 and September 30,
         2006                                                                  3

         Unaudited Statements of Operations for the Three and Six
         Months Ended March 31, 2007 and 2006, and for the Period From
         Inception of the Development Stage, October 1, 2004 to March
         31, 2007                                                              4

         Unaudited Statement of Changes in Stockholders' Equity
         (Deficit) for the Six Months Ended March 31, 2007                     5

         Unaudited Statements of Cash Flows for the Six Months Ended
         March 31, 2007 and 2006, and for the Period From Inception of
         the Development Stage, October 1, 2004 to March 31, 2007              6

         Notes to Financial Statements (Unaudited)                             7

Item 2   Management's Discussion and Analysis of Financial Condition
         and Results of Operations                                            17

Item 3   Controls and Procedures                                              18


PART II-OTHER INFORMATION

Item 1   Legal Proceedings                                                    18

Item 2   Unregistered Sales of Equity Securities and Use of Proceeds          19

Item 3   Defaults upon Senior Securities                                      19

Item 4   Submission of Matters to a Vote to Security Holders                  19

Item 5   Other Information                                                    19

Item 6   Exhibits                                                             20

SIGNATURES                                                                    21


TX HOLDINGS, INC,
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED BALANCE SHEETS
MARCH 31, 2007 AND SEPTEMBER 30, 2006
-------------------------------------------------------------------------------------------------
                                                                     3/31/2007         9/30/2006
                                                                    -----------       -----------
                                     ASSETS
Current assets:
  Cash and cash equivalents                                         $       431       $   332,546
  Prepaid expenses                                                            _            15,000
                                                                    -----------       -----------
     Total current assets                                                   431           347,546

Deposits for oil and gas property acquisition                           378,000           253,000
Deposits-Other                                                            5,000
Property and Equipment, net                                             335,494           290,318
                                                                    -----------       -----------

               Total Assets                                         $   718,925       $   890,864
                                                                    ===========       ===========

                         LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Accounts payable and accrued liabilities                          $   576,808       $   455,251
  Accrued stock-based compensation                                      231,000           830,000
  Advances from stockholder/officer                                     117,947           164.385
  Short-Term Loans                                                      350,000                 _
                                                                    -----------       -----------
    Total current liabilities                                       $ 1,275,755       $ 1,449,636

Commitments and contingencies

Stockholders' equity (deficit):
 Preferred stock: no par value, 1,000,000 shares
   Authorized, 1,000 shares issued or outstanding                     1,018,000         1,018,000
 Common stock: no par value, 50,000,000 shares
   authorized, 27,002,558 and 25,782,558 shares
   issued and outstanding at March 31, 2007
   and September 30, 2006, respectively                               5,934,541         5,104,541
 Additional paid in capital                                             641,028           587,703
 Shareholders' deposits                                                  75,462
 Accumulated deficit                                                 (1,803,507)       (1,803,507)
 Losses accumulated in the development stage                         (6,422,354)       (5,465,509)
                                                                    -----------       -----------

   Total stockholders' equity (deficit)                                (556,830)         (558,772)
                                                                    -----------       -----------

               Total liabilities and stockholders' deficit          $   718,925       $   890,864
                                                                    ===========       ===========


The accompanying notes are an integral part of the unaudited condensed financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD
FROM INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO MARCH 31, 2007
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        INCEPTION OF
                                                                                                                         DEVELOPMENT
                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED                 STAGE TO
                                                -----------------------------       -----------------------------         MARCH 31,
                                                 3/31/2007         3/31/2006         3/31/2007         3/31/2006            2007
                                                -----------       -----------       -----------       -----------       -----------

Revenue                                         $         _       $         _       $         _       $         _       $         _
                                                -----------       -----------       -----------       -----------       -----------

Operating expenses, except for items shown
  separately below                                   91,161            17,605           182,408            17,607           451,835
  Stock-based compensation                                            386,080           231,000           866,080         4,813,901
  Personnel expenses                                207,043           304,558                                   _           304,558
  Professional fees                                  71,962            20,548           180,179            20,548           512,509
  Lease expense                                           _                 _                 _                 _            17,392
  Depreciation expense                                  306               300               362               300             1,622
  Advertising expense                                29,456             2,075            51,451             2,075            82,100
                                                -----------       -----------       -----------       -----------       -----------

    Total Operating Expense                         399,928           426,608           949,958           906,610         6,183,917
                                                -----------       -----------       -----------       -----------       -----------

Loss from operations                               (399,928)         (426,608)         (949,958)         (906,610)       (6,183,917)
                                                -----------       -----------       -----------       -----------       -----------

Other Income and (expense):
  Dividend income                                         _                 _                 _                 _               710
  Forbearance agreement costs                             _                 _                 _                 _          (211,098)
  Interest Expense                                   (2,314)           (4,572)           (6,887)           (9,144)          (28,049)
                                                -----------       -----------       -----------       -----------       -----------

   Total other income and (expenses), net            (2,314)           (4,572)           (6,887)           (9,144)         (238,437)
                                                -----------       -----------       -----------       -----------       -----------

Loss from continuing operations                    (402,242)         (431,180)         (956,845)         (915,754)       (6,422,354)

Discontinued operations:                                  _                 _                 _                 _                 _
                                                -----------       -----------       -----------       -----------       -----------

Net gain (loss)                                    (402,242)         (431,180)         (956,845)         (915,754)       (6,422,354)
                                                ===========       ===========       ===========       ===========       ===========


Net loss per common share
  continuing operations                               (0.01)             0.02             (0.04)            (0.05)
  discontinued operations                              0.00              0.00              0.00              0.00
                                                -----------       -----------       -----------       -----------

   Total                                              (0.01)             0.02             (0.04)            (0.05)
                                                ===========       ===========       ===========       ===========

Weighted average number of common shares
   outstanding-basic and diluted                 27,002,558        19,079,934        26,766,698        18,115,670
                                                ===========       ===========       ===========       ===========


The accompanying notes are an integral part of the unaudited consolidated condensed financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
FOR THE SIX MONTHS ENDED MARCH 31, 2007
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            LOSSES
                                                                                                         ACCUMULATED IN
                       PREFERRED STOCK         COMMON STOCK         ADDITIONAL                               THE
                    --------------------  -----------------------    PAID IN  SHAREHOLDERS' ACCUMULATED   DEVELOPMENT
                     SHARES     AMOUNT      SHARES      AMOUNT       CAPITAL    DEPOSITS      DEFICIT       STAGE          TOTAL
                    -------  -----------  ----------  -----------  -----------  ---------  ------------   -----------   -----------
BALANCE AT
SEPTEMBER 30, 2006    1,000  $ 1,018,000  25,782,558  $ 5,104,541  $   587,703          _  $ (1,803,507)  $(5,465,509)  $  (558,772)

Common stock
issued for
professional services     _            _   1,220,000      830,000            _          _             _             _       830,000

Shareholders'
contribution              _            _           _            _       53,325          _             _             _        53,325

Shareholders'
deposits                  _            _           _            _            _     75,462             _             _        75,462

   Net Loss               _            _           _            _            _          _             _      (956,845)     (956,845)
                    -------  -----------  ----------  -----------  -----------  ---------  ------------   -----------   -----------

BALANCE AT
MARCH 31, 2007        1,000  $ 1,018,000  27,002,558  $ 5,934,541  $   641,028  $  75,462  $ (1,803,507)  $(6,422,354)  $  (556,830)
                    =======  ===========  ==========  ===========  ===========  =========  ============   ===========   ===========

The accompanying notes are an integral part of the unaudited condensed financial statements


TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CASH FLOWS
FOR THE SIX MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD FROM
INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO MARCH 31, 2007
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                      INCEPTION OF
                                                                          SIX MONTHS ENDED            DEVELOPMENT
                                                                   -----------------------------        STAGE TO
                                                                    3/31/2007         3/31/2006      MARCH 31, 2007
                                                                   -----------       -----------     --------------
CASH FLOWS FROM OPERATING ACTIVITIES:
      Net loss                                                     $  (956,845)      $  (915,754)      $(6,422,354)
      Adjustments to reconcile net loss to net cash used
         in operating activities:
          Warrants issued for forbearance agreement                          _                 _           211,098
          Depreciation expense                                             362               300             1,622
          Common and preferred stock issued for services               830,000           650,000         4,216,296
          Common stock issued to settle accounts payable                     _                 _            36,194
          Warrants issued for services                                       _           216,080           376,605
          Changes in operating assets and liabilities:
              Prepaid expenses and other assets                         10,000            10,000            (4,750)
              Accrued interest added to stockholder advances             6,887                 _            25,177
              Accounts payable and accrued liabilities                (477,443)                _           608,236
                                                                   -----------       -----------       -----------
      Net cash used by continuing operations                          (587,039)          (39,374)         (951,876)
      Net cash used by discontinued operations                               _                 _                 _
                                                                   -----------       -----------       -----------
      Net cash used by operating activities                           (587,039)          (39,374)         (951,876)

CASH FLOWS FROM INVESTING ACTIVITIES:
          Deposits paid for oil and gas property acquisitions         (125,000)                _          (378,000)
          Property and equipment additions                             (45,538)           (3,152)         (335,556)
                                                                   -----------       -----------       -----------
      Net cash provided by investing activities                       (170,538)           (3,152)         (713,556)

CASH FLOWS FROM FINANCING ACTIVITIES:
          Short-term loan                                              350,000                 _           350,000
          Proceeds from sale of common stock                                 _                 _         1,164,997
          Repayment of note payable to a bank                                _                 _           (20,598)
          Proceeds from exercise of warrants                                 _             2,943             2,943
          Proceeds from stockholder/officer advances                   (53,325)           42,376            39,734
          Shareholders' contribution                                    53,325                 _            53,325
          Shareholders' deposit                                         75,462                 _            75,462
                                                                   -----------       -----------       -----------
      Net cash provided by financing activities                        425,462            45,319         1,665,863

Increase (Decrease) in cash and cash equivalents                      (332,115)            2,793               431

Cash and cash equivalents at beginning of year                         332,546                 _                 _
                                                                   -----------       -----------       -----------

Cash and cash equivalent at March 31, 2007, and 2006               $       431       $     2,793       $       431
                                                                   ===========       ===========       ===========

Supplemental Disclosure of cash flow information:
     Cash paid for interest expense                                          _       $     9,144
     Cash paid for income taxes                                              _                 _


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

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire producing oil and gas properties in and around Texas, Kansas and Oklahoma that will define the operational holdings of The Company. Management has defined a number of criteria for acquisition which include:

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

In March 2007, the Company began preliminary negotiations to acquire oil and gas fields located in Oklahoma and Kansas. Currently these negotiations are ongoing and a definitive agreement to purchase has not been entered. The Company will continue to negotiate the acquisition of the properties. No assurance can be given that the negotiations will be consummated at this time.

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

                                              MAR. 31, 2007     MAR. 31, 2006
                                             ----------------  ----------------
Options issued to former owner
Warrants Issued for forbearance of payable         1,434,088         1,434,088
Warrants issued as compensation                    1,050,000           800,000
Warrants issued in private placement               4,368,324                 -
                                             ----------------  ----------------

       Total                                       6,852,412         2,234,088
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

NOTE 2 - DEPOSITS FOR OIL AND GAS PROPERTY ACQUISITION

On November 1 2006, the Company entered into a purchase and sale agreement (the "Agreement") for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company is obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other categories of costs if all provisions of the agreement are met. At March 31, 2007, the Company had made payments totaling $378,000 to the seller and those payments are presented as deposits for oil and gas property acquisition in the accompanying balance sheet.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2007 and September 30, 2006:


                                                                       LIFE
                                                                      YEARS        MAR. 31, 2007    SEPT. 30, 2006
                                                                   -------------  ----------------  ----------------

      Oil and gas properties and equipment                                        $       329,768   $       289,248
      Furniture and office equipment                                3-5 years               6,088             3,070
                                                                                  ----------------  ----------------

      Total                                                                               335,856           292,318
      Less accumulated depreciation,
      depletion and amortization                                                             (362)           (2,000)
                                                                                  ----------------  ----------------

                                                                                          335,494           290,318
                                                                                  ================  ================

Depreciation expense of $362 and $780 was recognized during the six months ended
March 31, 2007 and the year ended September 30, 2006, respectively. Fully depreciated office equipment amounting to $2,000 was written-off in December, 2006. At September 30, 2006, the Company has no proven oil and gas properties and, accordingly, there is no amortization of oil and gas properties during the period ended March 31, 2007.

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

Net operating losses after December 12, 2002 through September 30, 2005 were approximately $1,316,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,740,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:


NOTE 5 - INCOME TAXES, CONTINUED

                                                             2006                               2005
                                               ---------------------------------  ----------------------------------
                                                   AMOUNT           PERCENT           AMOUNT            PERCENT
                                               ---------------   ---------------  ----------------  ----------------
      Benefit for income tax at federal
      statutory rate                           $    1,705,344                34 % $       115,906                34 %
      Change in valuation allowance                  (160,758)               (3)          (67,555)              (20)
      Non-taxable gain from discontinued
        operations                                          -                 -            37,022                11
      Non-deductible stock-based
        compensation                               (1,544,586)              (31)          (85,373)              (25)
                                               ---------------   ---------------  ----------------  ----------------

                                               $            -                 - % $             -                 - %
                                               ===============   ===============  ================  ================

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

On February 14, 2007 the Company obtained a bridge loan from Rob Hutchings in the sum of $250,000. The note carries an interest rate of 10% per annum with the principal to be returned in 60 days. The note also provides for an automatic extension of 30 additional days if requested by the Company. The terms of the loan require that the Company issue 500,000 shares of restricted common stock ("security stock") as security for the loan. The security shares shall be returned to the Company upon repayment of the loan. Mr. Hutchings has a right to convert the debt into restricted common shares at the price $0.525 which was the closing price on February 14, 2007. If Mr. Hutchings elects to convert the debt to equity he would receive 476,389 shares of restricted common stock.

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

On July 21, 2005, a warrant to purchase 1,434,088 shares of TX Holdings stock ("Warrant") was issued to Baker, Johnston & Wilson LLC (now Baker & Johnston LLC ("B & J")) at an exercise price of $.15 a share. The Warrant provided that it expires June 30, 2010, was callable by the Company on or after February 1, 2006 if the per share market value of TX Holdings common stock has been at least 2 1/2 times the exercise price for 20 consecutive trading days. The Warrant was issued pursuant to a Forbearance Agreement between B & J and TX Holdings whereby B & J agreed not to seek collection of $215,113.20 owed to it by TX Holdings for legal services and expenses until January 21, 2007. The Warrant, if exercised, provides for a total exercise price of $215,113.30 ($.15 x 1,434,088), exactly equaling the indebtedness of the Company to B & J and the warrant may be exercised by application of indebtedness to the exercise price. B & J is an accredited investor. The sale was exempt pursuant to Section 4(2) of the Securities Act of 1933. On January 12, 2006 but effective November 1, 2005, (i) the Warrant was amended to expire December 31, 2010, (ii) to be callable only on or after August 1, 2006, and (iii) to be exercisable only on or after July 1, 2006 and the Forbearance Agreement was amended to provide for forbearance until July 21, 2007. On or about May 1, 2006 this Warrant was assigned to David R. Baker as to 717,044 Warrants and to J. Brooke Johnston, Jr. as to 717,044 Warrants.

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

Following is a summary of outstanding stock warrants at March 31, 2007, 2006 and 2005 and activity during the years then ended:

                                                                    NUMBER OF        EXERCISE          WEIGHTED
                                                                      SHARES           PRICE         AVERAGE PRICE
                                                                   -------------  ----------------  ----------------

      Warrants at September 30, 2004                                    294,341   $          0.01   $          0.01

      Issued                                                          1,434,088              0.15              0.15
                                                                 ---------------

      Warrants at September 30, 2005                                  1,728,429       0.01 - 0.15              0.13

      Issued                                                          5,418,324      0.30  - 0.50              0.46
      Exercised                                                        (294,341)             0.01              0.01
                                                                 ---------------

      Warrants at September 30, 2006                                  6,852,412   $   0.15 - 0.50   $          0.40
                                                                 ---------------
        No additional warrants issued or exercised
      Warrants at March 31, 2007                                      6,852,412   $     0.15-0.50   $          0.40


A summary of outstanding warrants at March 31, 2007, follows:

                                                                                                      CONTRACTUAL
                                                                    NUMBER OF        EXERCISE       REMAINING LIFE
                 EXPIRATION DATE                                      SHARES           PRICE            (YEARS)
      ---------------------------------------                      -------------  ----------------  ----------------

      March 2010                                                        800,000   $      0.30              0.5
      October 2008                                                    4,368,324          0.50              2.0
      March 2010                                                        250,000          0.30              3.5
      December 2010                                                   1,434,088          0.15              4.3
                                                                 ---------------

      Warrants at March 31,2007                                       6,852,412
                                                                 ===============

NOTE 7 - SUBSEQUENT EVENTS

On April 6, 2007, warrants in the amount of 1,434,088, that were provided to Baker, Johnson & Wilson, LLC on July 25, 2005, were exercised and 1,434,088 shares of common stock were issued in full satisfaction of the $215,113.30 in debt that was owed to Baker, Johnson and Wilson. The exercise of these warrants will reduce the outstanding warrants from 6,852,412 to 5,418,324. The "Account Payables and Accrued Liabilities" will be reduced from $576,808 to $363,695 and additional "paid in capital" will be increased from $641,028 to $851,201.

On April 25, 2007, the Company issue to Rob Hutchings, the sum of 500,000 Common Shares as collateral for his $250,000 loan made to the Company as set forth above. The shares will be returned to the Company if the Note is paid in full and Mr. Hutchings does not chose to convert the shares as payment on the Note.

On April 25, 2007, the Company issued 500,000 shares to the Baron Group, LTD. The Baron Group, LTD. provides investment banking services for the Company as more fully described in the 8-KSB filed on February 18, 2007. These shares were issued for professional services.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $8,225,861 as of March 31, 2007. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties. As of September 30, 2006 the Company was able to raise $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. In addition the Company has entered into negotiations to purchase additional fields of operation that are scheduled to close during the third and fourth quarters of 2007. The Company believes it will begin oil production in 2007. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company believes that it will have in excess of 100 wells in operation, each with estimated potential to produce 2 to 12 barrels ("bbls") per day once proper techniques are utilized. The Company believes it could be profitable at approximately 200 bbls of oil produced per day. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2007 COMPARED TO THREE MONTHS ENDED MARCH 31, 2006

REVENUES FROM OPERATIONS - Revenues for the three months ended March 31, 2007 and 2006 were zero. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and began development of oil and gas. The Company anticipates having revenue in early 2007.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $399,928 for the three months ended March 31, 2007 a decrease of $26,680 compared to $426,608 for the three months ended March 31, 2006. The lower operating expenses resulted from having no Stock-based compensation for the three months ended March 31, 2007 as compared to $386,080 for the same period in 2006. The Company continues to ramp-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties; this has resulted in higher personnel related expenses of $207,043, higher professional fees $51,414, higher advertising expenses $27,381 and higher financing/filings expenses $22,221.

NET INCOME/LOSS - For the quarter ended March 31, 2006 the Company had a net loss of $402,242 representing a favorable variance of $28,938 when compared to a net loss of $431,180 for the quarter ended March 31, 2006. The favorable variance results from lower stock-based compensation partially offset by higher professional fees, personnel related expenses, advertising expenses and financing /filing fees.

SIX MONTHS ENDED MARCH 31, 2007 COMPARED TO SIX MONTHS ENDED MARCH 31, 2006

REVENUES FROM OPERATIONS - Revenues for the six months ended March 31, 2007 and 2006 were zero. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and began development of oil and gas. The Company anticipates having revenue in early 2007.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $949,958 for the six months ended March 31, 2007; an increase of $43,348 compared to $906,610 for the six months ended March 31, 2006. Lower stock-based compensation cost of $635,080 were more than offset by higher expenses in all other categories as the Company continues to ramp-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties. The major negative variances include: personnel expenses ($207,043), Legal fees ($127,410), Engineering fees ($32,221), travel expenses ($30,386) and advertising expenses ($49,376).

NET INCOME/LOSS - For the six months ended March 31, 2007 the Company had a net loss of $956,845 representing a negative variance of $41,091 when compared to a net loss of $915,754 for the six months ended March 31, 2006. Except for stock-based compensation where the Company realized a favorable cost variance of $635,080, all other expense categories for the six months ended March 31, 2007 were higher than the same period in 2006, as the Company continues to ramp-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties.

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


PART II - OTHER INFORMATION
---------------------------

ITEM 1 LEGAL PROCEEDINGS

Management is currently aware of one pending, past or present litigation involving the Company which management does not believe could have a material adverse effect on the Company. Management does not know of any outstanding bankruptcy or receivership issues and is not aware of any securities law violations other than the failure to file timely Form 10-KSB for 2005 and 2006, and timely Forms 10-QSB for the quarterly periods in 2005 and 2006. The Company has recently filed Form 10-KSB for fiscal year end 2006.

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

ITEM 5 OTHER INFORMATION

None.

ITEM 6   EXHIBITS

Exhibit    Section 302 Certification of Chief Executive Officer
31.1

Exhibit
31.2       Section 302 Certification of Chief Financial Officer

Exhibit
32.1       Section 906 Certification of Chief Executive Officer

Exhibit
32.2       Section 906 Certification of Chief Financial Officer

SIGNATURES

         In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    TX HOLDINGS, INC.

                                    By: /s/ Mark Neuhaus
                                        -----------------------------
                                        Mark Neuhaus
                                        Chief Executive Officer

Dated: May 9, 2007

         In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

 /s/ Mark Neuhaus                   Chairman of the Board of Directors, and
 May 9, 2007                        Chief Executive Officer
 ----------------
 Mark Neuhaus

 /s/ Michael A. Cederstrom          Chief Financial Officer
 May 9, 2007
 -------------------------
 Michael A. Cederstrom

 /s/ Douglas C. Hewitt              Director
 May 9, 2007
 --------------------
 Douglas C. Hewitt

 /s/ Bobby S. Fellers               Director
 May 9, 2007
 -------------------
 Bobby S. Fellers