Form 10QSB/A
period 2007-03-31
TX Holdings, Inc.
filed 2007-05-14
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                               Amendment No. 1 to
                                  FORM 10-QSB/A

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
                                                                    ===========       ===========


The accompanying notes are an integral part of the unaudited condensed financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF OPERATIONS
FOR THE THREE AND SIX MONTHS ENDED MARCH 31, 2007 AND 2006 AND FOR THE PERIOD
FROM INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO MARCH 31, 2007
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                                        INCEPTION OF
                                                                                                                         DEVELOPMENT
                                                     THREE MONTHS ENDED                  SIX MONTHS ENDED                 STAGE TO
                                                -----------------------------       -----------------------------         MARCH 31,
                                                 3/31/2007         3/31/2006         3/31/2007         3/31/2006            2007
                                                -----------       -----------       -----------       -----------       -----------

Revenue                                         $         _       $         _       $         _       $         _       $         _
                                                -----------       -----------       -----------       -----------       -----------

Operating expenses, except for items shown
  separately below                                   91,161            17,605           182,408            17,607           451,835
  Stock-based compensation                                            386,080           231,000           866,080         4,813,901
  Personnel expenses                                207,043                 _           304,558                 _           304,558
  Professional fees                                  71,962            20,548           180,179            20,548           512,509
  Lease expense                                           _                 _                 _                 _            17,392
  Depreciation expense                                  306               300               362               300             1,622
  Advertising expense                                29,456             2,075            51,451             2,075            82,100
                                                -----------       -----------       -----------       -----------       -----------

    Total Operating Expense                         399,928           426,608           949,958           906,610         6,183,917
                                                -----------       -----------       -----------       -----------       -----------

Loss from operations                               (399,928)         (426,608)         (949,958)         (906,610)       (6,183,917)
                                                -----------       -----------       -----------       -----------       -----------

Other Income and (expense):
  Dividend income                                         _                 _                 _                 _               710
  Forbearance agreement costs                             _                 _                 _                 _          (211,098)
  Interest Expense                                   (2,314)           (4,572)           (6,887)           (9,144)          (28,049)
                                                -----------       -----------       -----------       -----------       -----------

   Total other income and (expenses), net            (2,314)           (4,572)           (6,887)           (9,144)         (238,437)
                                                -----------       -----------       -----------       -----------       -----------

Loss from continuing operations                    (402,242)         (431,180)         (956,845)         (915,754)       (6,422,354)

Discontinued operations:                                  _                 _                 _                 _                 _
                                                -----------       -----------       -----------       -----------       -----------

Net gain (loss)                                    (402,242)         (431,180)         (956,845)         (915,754)       (6,422,354)
                                                ===========       ===========       ===========       ===========       ===========


Net loss per common share
  continuing operations                               (0.01)             0.02             (0.04)            (0.05)
  discontinued operations                              0.00              0.00              0.00              0.00
                                                -----------       -----------       -----------       -----------

   Total                                              (0.01)             0.02             (0.04)            (0.05)
                                                ===========       ===========       ===========       ===========

Weighted average number of common shares
   outstanding-basic and diluted                 27,002,558        19,079,934        26,766,698        18,115,670
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