Form 10QSB
period 2007-06-30
TX Holdings, Inc.
filed 2007-08-21
CIK 1133798

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2007
                           ___________________________

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


                           Formerly, R Wireless, Inc.
                        --------------------------------
               (Former name, former address and former fiscal year
                         if changed from last report.)

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

As of August 10, 2007, there were 31,828,800 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TX HOLDINGS, INC.
                                   FORM 10-QSB
                       FOR THE QUARTER ENDED JUNE 30, 2007

                                TABLE OF CONTENTS

PART 1-FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

        Unaudited Balance Sheet as of June 30, 2007                            3
        and September 30, 2006

        Unaudited Statements of Operations for the                             4
        Three and Nine Months Ended June 30, 2007 and 2006, and for the Period From Inception of the Development Stage, October 1, 2004 to June 30, 2007

        Unaudited Statement of Changes in Stockholders' Equity
        (Deficit) for the Nine Months Ended June 30, 2007                      5

        Unaudited Statements of Cash Flows for the Nine Months
        Ended June 30, 2007 and 2006, and for the Period From
        Inception of the Development Stage, October 1, 2004 to
        June 30, 2007                                                          6

        Notes to Financial Statements (Unaudited)                              7

Item 2  Management's Discussion and Analysis of Financial Condition           15
        and Results of Operations

Item 3  Controls and Procedures                                               17

PART II-OTHER INFORMATION

Item 1  Legal Proceedings                                                     18

Item 2  Unregistered Sales of Equity Securities and Use of Proceeds           18

Item 3  Defaults upon Senior Securities                                       18

Item 4  Submission of Matters to a Vote to Security Holders                   18

Item 5  Other Information                                                     18

Item 6  Exhibits                                                              18

SIGNATURES                                                                    19


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONDENSED BALANCE SHEETS
JUNE 30, 2007 AND SEPTEMBER 30, 2006
--------------------------------------------------------------------------------------------------------

                                                                         JUNE 30,         SEPTEMBER 30,
                                                                           2007               2006
                                                                       -------------      -------------
ASSETS

Current assets:
  Cash and cash equivalents                                            $           -      $     332,546
  Prepaid expenses                                                             1,000             15,000
                                                                       -------------      -------------

    Total current assets                                                       1,000            347,546

Deposits for oil and gas property acquisition                                378,000            253,000
Property and equipment, net                                                  334,986            290,318
Other assets                                                                   5,000                  -
                                                                       -------------      -------------

        Total assets                                                   $     718,986      $     890,864
                                                                       =============      =============

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Note payable                                                         $     170,000      $           -
  Accounts payable and accrued liabilities                                   689,897          1,285,251
  Advances from a stockholder/officer                                        349,805            164,385
                                                                       -------------      -------------
    Total current liabilities                                              1,209,702          1,449,636
                                                                       -------------      -------------

Commitments and contingencies

Stockholders' deficit:
  Preferred stock: no par value, 1,000,000 shares
    authorized, 1000 shares issued or outstanding                          1,018,000          1,018,000
  Common stock: no par value, 50,000,000 shares
    authorized, 31,828,800 and 25,782,558 shares
    issued and outstanding at June 30, 2007 and
    September 30, 2006, respectively                                       8,390,782          5,104,541
  Additional paid-in capital                                                 835,409            587,703
  Accumulated deficit                                                     (1,803,507)        (1,803,507)
  Losses accumulated in the development stage                             (8,931,400)        (5,465,509)
                                                                       -------------      -------------

    Total stockholders' deficit                                             (490,716)          (558,772)
                                                                       -------------      -------------


        Total liabilities and stockholders' deficit                    $     718,986      $     890,864
                                                                       =============      =============


       The accompanying notes are an integral part of the unaudited condensed financial statements



TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONDENSED STATEMENTS OF OPERATIONS
FOR THE THREE AND NINE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD
FROM INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO JUNE 30, 2007
--------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    INCEPTION OF
                                                                                                                     DEVELOPMENT
                                                     THREE MONTHS ENDED JUNE 30,     NINE MONTHS ENDED JUNE 30,       STAGE TO
                                                    ----------------------------    ----------------------------      JUNE 30,
                                                        2007            2006            2007            2006            2007
                                                    ------------    ------------    ------------    ------------    ------------
Operating expenses, except items shown
  separately below                                  $    304,822    $     76,683    $    488,064    $     94,290    $    756,656
  Stock-based compensation                             1,813,381       2,065,593       2,044,381       2,931,673       6,627,283
  Wages and benefits                                     125,833               -         430,392               -         430,392
  Professional fees                                       65,479          36,234         245,658          56,782         577,988
  Lease expense                                                -               -               -               -          17,392
  Depreciation expense                                       508             300             870             600           2,130
  Advertising expense                                          -           1,330          50,616           3,405          82,100
                                                    ------------    ------------    ------------    ------------    ------------

    Total operating expenses                           2,310,023       2,180,140       3,259,981       3,086,750       8,493,941
                                                    ------------    ------------    ------------    ------------    ------------

Loss from operations                                  (2,310,023)     (2,180,140)     (3,259,981)     (3,086,750)     (8,493,941)
                                                    ------------    ------------    ------------    ------------    ------------

Other income and (expenses):
  Interest income                                              -               -               -               -             710
  Forbearance agreement costs                                  -               -               -               -        (211,098)
  Interest expense                                      (199,023)         (4,573)       (205,910)        (13,717)       (227,071)
                                                    ------------    ------------    ------------    ------------    ------------

    Total other income and (expenses), net              (199,023)         (4,573)       (205,910)        (13,717)       (437,459)
                                                    ------------    ------------    ------------    ------------    ------------

Net loss                                            $ (2,509,046)   $ (2,184,713)   $ (3,465,891)   $ (3,100,467)   $ (8,931,400)
                                                    ============    ============    ============    ============    ============

Net loss per common share - basic and diluted       $      (0.09)   $      (0.11)   $      (0.13)   $      (0.16)
                                                    ============    ============    ============    ============

Weighted average number of common shares
  outstanding - basic and diluted                     29,486,090      20,288,336      27,711,867      18,839,891
                                                    ============    ============    ============    ============


                   The accompanying notes are an integral part of the unaudited condensed financial statements



TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2007
------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           LOSSES
                                                                                                         ACCUMULATED
                                  PREFERRED STOCK          COMMON STOCK        ADDITIONAL                  IN THE
                                 ------------------   -----------------------   PAID-IN    ACCUMULATED   DEVELOPMENT
                                 SHARES    AMOUNT       SHARES       AMOUNT     CAPITAL      DEFICIT        STAGE          TOTAL
                                 ------  ----------   -----------  ----------  ---------   -----------   -----------   ------------

Balance at September 30, 2006     1,000  $1,018,000    25,782,558  $5,104,542  $ 587,703   $(1,803,507)  $(5,465,509)  $   (558,771)

Common stock issued for
  professional services               -          -      3,420,000   2,484,000          -             -             -      2,484,000

Contribution by stockholder           -          -              -           -     53,325             -             -         53,325
Warrants issued for service           -          -              -           -    159,381             -             -        159,381
Value of beneficial conversion
  feature associated with
  convertible debt                    -          -              -           -     35,000             -             -         35,000
Common stock issued upon
  exercise of warrants                -          -        355,821      75,461          -             -             -         75,461
Common stock issued in settle-
  ment of notes payable and
  and interest                        -          -        833,333     511,666          -             -             -        511,666
Common stock issued in settle-
  of accounts payable                 -          -      1,437,088     215,113          -             -             -        215,113

Net loss                              -          -              -           -          -             -    (3,465,891)    (3,465,891)
                                 ------  ----------   -----------  ----------  ---------   -----------   -----------   ------------

Balance at June 30, 2007          1,000  $1,018,000    31,828,800  $8,390,782  $ 835,409   $(1,803,507)  $(8,931,400)  $   (490,716)
                                 ======  ==========   ===========  ==========  =========   ===========   ===========   ============


                     The accompanying notes are an integral part of the unaudited condensed financial statements



TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
FOR THE NINE MONTHS ENDED JUNE 30, 2007 AND 2006 AND FOR THE PERIOD
FROM INCEPTION OF THE DEVELOPMENT STAGE, OCTOBER 1, 2004, TO JUNE 30, 2007
----------------------------------------------------------------------------------------------------------------------

                                                                                                          INCEPTION OF
                                                                                                          DEVELOPMENT
                                                                     Nine Months       Nine Months         STAGE TO
                                                                        Ended             Ended            JUNE 30,
                                                                         2007              2006              2007
                                                                    --------------    --------------    --------------

Cash flows from operating activities:
  Net loss                                                          $   (3,465,891)   $   (3,100,467)   $   (8,931,400)
  Adjustments to reconcile net loss to net
    cash used in operating activities
    Warrants issued for forbearance agreement                                    -                 -           211,098
    Depreciation expense                                                       870               600             2,130
    Common stock issued for services                                     1,885,000         2,715,593         4,253,296
    Preferred stock issued for services                                          -                 -         1,018,000
    Warrants issued for services                                           159,381           216,080           535,986
    Common stock issued to settle accounts payable                         215,113                 -           251,307
    Common stock issued in payment of interest                             161,666                 -           161,666
    Amortization of beneficial conversion feature                           35,000                 -            35,000
    Changes in operating assets and liabilities:
      Prepaid expenses and other assets                                      9,000            10,000            (5,750)
      Accrued interest added to stockholder advances                         9,246                 -            27,536
      Accounts payable and accrued liabilities                               3,647            50,000         1,089,326
                                                                    --------------    --------------    --------------

        Net cash used by operating activities                             (986,968)         (108,194)       (1,351,805)
                                                                    --------------    --------------    --------------

Cash flows from investing activities:
  Capital expenditures                                                     (45,538)         (104,652)         (335,556)
  Deposits for oil and gas property acquisition                           (125,000)                -          (378,000)
                                                                    --------------    --------------    --------------

        Net cash provided by financing activities                         (170,538)         (104,652)         (713,556)
                                                                    --------------    --------------    --------------

Cash flows from financing activities:
  Repayment of note payable to a bank                                            -                 -           (20,598)
  Proceeds from notes payable                                              520,000                 -           520,000
  Proceeds from sale of common stock                                             -           535,000         1,164,997
  Proceeds from stockholder/officer contribution                            53,325                 -            53,325
  Proceeds from warrant exercise                                            75,461             2,943            78,404
  Proceeds from stockholder/officer advances                               176,174            32,183           269,233
                                                                    --------------    --------------    --------------

        Net cash provided by financing activities                          824,960           570,126         2,065,361
                                                                    --------------    --------------    --------------

Decrease in cash and cash equivalents                                     (332,546)          357,280                 -

Cash and cash equivalents at beginning of year                             332,546                 -                 -
                                                                    --------------    --------------    --------------

Cash and cash equivalents at end of year                            $            -    $      357,280    $            -
                                                                    ==============    ==============    ==============

Supplemental disclosure of cash flow information
  Cash paid for interest expense                                    $            -    $       13,717
  Cash paid for income taxes                                                     -                 -


                  The accompanying notes are an integral part of the consolidated financial statements

                                                           6

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is transitioning from a holding company to an oil and gas exploration and production company. This transition began during 2005 when the Board of Directors made the affirmative election to investigate the oil & gas industry as is discussed below in "CURRENT BUSINESS ACTIVITIES". Prior to May 26, 2005 the Company operated as a holding company for its formerly two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct"). The Company received approval from the Secretary of State of Georgia for a certificate of merger between Homes and Freedom Homes, Inc. ("Freedom"). The Company remains the owner of 32.3% of the common shares of Homes. The Company has no management control of Homes and there is no market for the shares of common stock in Homes. The remaining common shares of Homes are owned as follows: 63.1% by Jim Evans, owner of Freedom, and 4.6% by Robert S. Wilson, operating officer of Homes. In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005, the Company recognized a gain from discontinued operations of $108,890.

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire producing oil and gas properties in and around Texas, Louisiana, Kansas and Oklahoma that will define the operational holdings of The Company. Management has defined a number of criteria for acquisition which include:

     o    Wells should be currently Producing;
     o    Production should be broadly distributed across lease;
     o    Lease should show a 24 month payback (or better);
     o Wells should show upside potential (proved undeveloped reserves of approximately 20%).

These criteria were developed in an effort to mitigate risk for TX Holdings, Inc. and its investors.

Management raised $1,240,000 in a Private Placement offering during the months of July through September 2006 to finance acquisitions. The funds raised in 2006 were used to purchase an interest in three oil and gas fields located in Texas. Development of the fields began on November 1, 2006, by way of cleaning up the fields and preparing the wells located in the fields for testing required by the State of Texas. As of August 10, 2007, the testing of wells located in the Williams Field has been completed. The Company experienced substantial costs for engineering and other professional services during 2005, 2006 and 2007 in making the transition to an oil and gas exploration and production company. The Company plans to continue to use a combination of debt, and equity finance to acquire additional fields and to develop those fields. Currently, management cannot provide any assurance regarding the successful development of acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance the operations.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONTINUED

CURRENT BUSINESS ACTIVITIES, CONTINUED

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC, ("Hewitt") a company owned by Douglas C. Hewitt Director of TX Holdings. The Strategic Alliance Agreement provided that TX Holdings would acquire a 50% Working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects was estimated to be approximately $15,000,000 in cash and stock to be paid over a 6 month period. The Company used its best efforts to raise the funds necessary to purchase the prospects utilizing its former investment banker Baron Group. As of August 10, 2007 the Company has not been able to raise the capital to participate in all of the prospects. The Company and Hewitt have mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects. No assurance can be given that any negotiations for participation in specific projects will be consummated.

In August 2007 the Company entered into an investment banking agreement with Energy Capital Solutions with offices located in Dallas Texas and Houston, Texas. This Agreement requires the Company to pay Energy Capital Solutions three equal monthly payments of $10,000 totaling $30,000. Energy Capital Solutions will use its best efforts to arrange debt and/or equity financing, for future acquisitions. The Company will utilize Energy Capital Solutions expertise in financing energy acquisitions and developments. As of August 1, 2007 the previous investment banking relationship with Baron Capital Group was terminated.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONTINUED

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONTINUED

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

The following table summarizes securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                              JUNE 30,, 2007     JUNE 30,, 2006
                                             ----------------   ----------------
Options issued to former owner
Warrants Issued for forbearance of payable                            1,437,088
Warrants issued as compensation                    1,050,000            800,000
Warrants issued in private placement               4,368,324                  -
                                             ----------------   ----------------

        Total                                      5,418,324          2,237,088
                                             ================   ================

RECENTLY ISSUED ACCOUNTING STANDARDS

In fiscal year 2007, the Company adopted Staff Accounting Bulletin ("SAB") No. 108, CONSIDERING THE EFFECTS OF PRIOR YEAR MISSTATEMENTS WHEN QUANTIFYING CURRENT YEAR MISSTATEMENTS. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have an impact on the Company's financial statements.

In September 2006, the FASB issued SFAS No. 157, FAIR VALUE MEASUREMENTS, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for the Company beginning October 1, 2008 and the Company is currently assessing the potential impact of the adoption of SFAS No. 157.

In February 2007, the FASB issued SFAS No. 159, THE FAIR VALUE OPTION FOR FINANCIAL ASSETS AND FINANCIAL LIABILITIES. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for the Company beginning October 1, 2008, although early adoption is permitted. The Company is currently assessing the potential impact of the adoption of SFAS No. 159.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2007 and September 30, 2006:

                                              LIFE
                                              YEARS      JUNE 30, 2007     SEPT. 30, 2006
                                           -----------  ---------------   ----------------
   Oil and gas properties and equipment                 $       329,768   $        289,248
   Furniture and office equipment           3-5 years             6,088              3,070
                                                        ---------------   ----------------

   Total                                                        335,856            292,318

   Less accumulated depreciation                                   (870)            (2,000)
                                                        ---------------   ----------------

                                                                334,986            290,318
                                                        ===============   ================

Depreciation expense of $870 and $600 was recognized during the nine months ended June 30, 2007 and 2006, respectively. Fully depreciated office equipment amounting to $2,000 was written-off in December, 2006. At September 30, 2006, the Company has no proven oil and gas properties and, accordingly, there is no amortization of oil and gas properties during the period ended June 30, 2007.

NOTE 4 - NOTE PAYABLE

On February 14, 2007 the Company obtained a $250,000 bridge loan from Rob Hutchings, convertible to common stock at $0.525 per share, the closing price of the Company's common stock at that date. The beneficial conversion feature associated with the debt was valued at $35,000. The note bore interest of 10% per year with the principal due in 60 days. The terms of the loan required that the Company issue 500,000 shares of restricted common stock as security for the loan. On June 29, 2007, Mr. Hutchings elected to convert his note for the shares provided for collateral. The sum of $250,000 was applied toward the principal repayment; the beneficial conversion value of $35,000 was charged to interest expense.

On June 15, 2007, the Company issued William Shrewsbury 333,333 shares of common stock at a market price of $0.77 per share for a total consideration of $256,666. The proceeds were issued for a $100,000 reduction of a $270,000 loan owed to Mr. Shrewsbury and the remaining $156,666 was treated as interest expense.

NOTE 5 - INCOME TAXES

The Company has a tax net operating loss carryforward totaling approximately $2,955,000, expiring in 2018 through 2026. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002, at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002, will be available to offset future taxable income.

Net operating losses after December 12, 2002, through June 30, 2007, were approximately $2,531,000. The total net operating losses available to the Company to offset future taxable income is approximately $2,955,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - INCOME TAXES, CONTINUED

                                                    NINE MONTHS ENDED            NINE MONTHS ENDED
                                                    SEPTEMBER 30, 2007           SEPTEMBER 30, 2006
                                                -------------------------    -------------------------
                                                   AMOUNT       PERCENT         AMOUNT       PERCENT
                                                ------------  -----------    ------------  -----------
   Benefit for income tax at federal
     statutory rate                             $  1,178,402           34 %  $  1,049,495           34 %
   Change in valuation allowance                    (413,304)         (11)        (57,690)          (2)
   Non-deductible stock-based compensation
     And interest expense                           (765,098)         (23)       (991,805)         (32)
                                                ------------  -----------    ------------  -----------

                                                $          -            - %  $          -            - %
                                                ============  ===========    ============  ===========

PREFERRED STOCK

In May 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock. The preferred stock has the following rights and privileges:

     1. Super voting rights: The preferred stock has the right to vote on any item of business submitted to the common shareholders for a vote the equivalent number of votes representing 50% of the outstanding common shares then issued by company.
     2. No other rights: The preferred shares have no other rights, including by not limited to no conversion rights; no dividend rights; and no liquidation priority rights.

During the fiscal year 2006, Mr. Neuhaus waived his salary; however, the preferred stock he was issued was valued at $1,018,000 due to the fact that the shares give Mr. Neuhaus complete control over every decision made by the Company.

COMMON STOCK

On February 14, 2007 the Company obtained a $250,000 bridge loan from Rob Hutchings, convertible to common stock at $0.525 per share, the closing price of the Company's common stock at that date. The note bore interest of 10% per year with the principal due in 60 days. The terms of the loan required that the Company issue 500,000 shares of restricted common stock as security for the loan. On June 29, 2007, Mr. Hutchings elected to convert his note for the shares provided for collateral. The sum of $250,000 was applied toward the principal repayment; interest and the balance in the amount of $35,000 was treated as interest expense.

On July 21, 2005, a warrant to purchase 1,434,088 shares of TX Holdings stock (the "Warrants") was issued to Baker, Johnston & Wilson LLC (now Baker & Johnston LLC ("B & J")) at an exercise price of $0.15 a share. In May 2006, the Warrants were assigned to David R. Baker and J. Brooke Johnston, Jr. In April 2007, the Warrants were exercised and 1,434,088 shares of common stock were issued in full satisfaction of the $215,113 of payables for services owed to Baker, Johnson and Wilson.

On April 25, 2007, the Company issued 500,000 shares to the Baron Group, LTD. The Baron Group, LTD. To provide investment banking services to the Company.

On May 17, 2007, the Company issued 100,000 shares to Skye Consulting, Ltd for investor relation services.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY, CONTINUED

COMMON STOCK, CONTINUED

On June 13, 2007, Phoenix Capital Partners exercised 335,821 warrants for consulting services. The Company received $74,968 for the exercise of the warrants.

On June 15, 2007, the Company issued William Shrewsbury 333,333 shares of common stock at a market price of $0.77 per share for a total consideration of $256,666. The proceeds were issued for a $100,000 reduction of a $270,000 loan owed to Mr. Shrewsbury and the remaining $156,666 was treated as interest expense.

On June 15, 2007, the Company hired a public relations firm to represent the Company. Mercantile Ascendency Inc. will perform public relations work for the period of one year. The Company issued to Mercantile Ascendency restricted common shares totaling 1,300,000 at a price of $0.77 per share for total consideration of $1,001,000.

On June 19, 2007, the Company issued 100,000 shares of restricted common shares to Frank Shafer for marketing services valued at $86,000.

On June 21, 2007, the Company issued 200,000 shares of restricted common shares to Sea Coast Advisors for investor relations the services were valued at $200,000.

Following is a summary of outstanding stock warrants during the nine months ended June 30, 2007:

                                        NUMBER OF     EXERCISE       WEIGHTED
                                         SHARES        PRICE      ANVERAGE PRICE
                                      ------------   ----------   --------------

   Warrants at September 30, 2006        6,855,412   $0.15-0.50   $         0.40
   Granted                                 355,821         0.22             0.22
   Exercised                            (1,792,909)   0.15-0.22             0.17
                                      ------------

   Warrants at June 30, 2007             5,418,324   $0.30-0.50   $         0.46
                                      ============

A summary of outstanding warrants at June 30, 2007, follows:

                                                                   CONTRACTUAL
                                        NUMBER OF     EXERCISE    REMAINING LIFE
        EXPIRATION DATE                  SHARES        PRICE         (YEARS)
   -------------------------          ------------   ----------   --------------

   March 2010                              800,000   $     0.30        0.5
   October 2008                          4,368,324         0.50        2.0
   March 2010                              250,000         0.30        3.5
                                      ------------

                                         5,418,324
                                      ============

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - SUBSEQUENT EVENTS

On August 1, 2007, the Company retained the services of Energy Capital Solutions to advise the Company regarding acquisitions and funding of oil and gas properties. The contract is for the advising of the acquisition of leases and currently operating oil and gas Companies located in the Louisiana area. The Company is paying the sum of $30,000 and a 4.5 percent success fee for all debt or equity raised in addition to 4.5 percent in warrants for all equity raised.

On August 10, 2007, Douglas C. Hewitt resigned as a Director of the Company. Mr. Hewitt is pursuing the funding of oil and gas projects owned by Hewitt Energy Group, LLC and the pursuit of lenders in competition with the Company may lead to conflicts of interest.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company has never earned a profit, and has incurred an accumulated deficit of $10,734,907 as of June 30, 2007. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. In addition the Company has entered into negotiations to purchase additional fields of operation that are scheduled to close during the fourth quarter of 2007. The Company will begin oil production upon the completion of well integrity tests required to be performed by the Texas Railroad Commission on the wells located in the Williams Lease. Upon the successful completion of the test the Company will be in a position to start the recompletion of the 30 wells located on the Williams Brothers leases. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of seventy wells located on the three fields located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $5,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company will begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and may increase production of each well up to an estimated eight to twelve barrels per day per well. If the Company is able to produce its wells upon the recompletion the Company will be profitable if 200 barrels of oil is produced and the price of oil remains above $50.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2007 COMPARED TO THREE MONTHS ENDED JUNE 30, 2006

REVENUES FROM OPERATIONS - Revenues for the three months ended June 30, 2007 and 2006 were zero. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and began development of oil and gas. The Company anticipates having revenue in the second half of 2007.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $2,310,023 for the three months ended June 30, 2007; an increase of $129,883 compared to $2,180,140 for the three months ended June 30, 2006. The higher operating expenses resulted primarily from higher personnel related expenses of $125,833 and higher legal fees of $32,478 for the three months ended June 30, 2007. The Company continues to ramp-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties.

NET INCOME/LOSS - For the quarter ended June 30, 2007, the Company had a net loss of $2,509,046 representing a negative variance of $324,333 when compared to a net loss of $2,184,713 for the quarter ended June 30, 2006. The negative variance results from higher personnel related expenses and higher legal expenses. Interest expense for the three months ended June 30, 2007, was $194,450 higher than the same period in 2006. The higher interest expense results from cash borrowed from short term loans and officers/shareholders to meet the operations cash requirement and from additional costs to convert debt to equity and beneficial conversion features associated with convertible debt

NINE MONTHS ENDED JUNE 30, 2007 COMPARED TO NINE MONTHS ENDED JUNE 30, 2006

REVENUES FROM OPERATIONS - Revenues for the nine months ended June 30, 2007 and 2006 were zero. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and began development of oil and gas. The Company anticipates having revenue in the second half of 2007.

EXPENSES FROM CONTINUING OPERATIONS - The Company incurred operating expenses of $3,259,981,for the nine months ended June 30, 2007; an increase of $173,321 compared to $3,086,750 for the nine months ended June 30, 2006. Lower stock-based compensation cost of $887,292 were more than offset by higher expenses in all other categories as the Company continues to ramp-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties. The major negative variances include: personnel expenses ($430,392), legal fees ($158,436), consultants fees ($239,500), engineering fees ($32,221), travel expenses ($32,595) and advertising expenses ($50,616).

NET INCOME/LOSS - For the nine months ended June 30, 2007, the Company had a net loss of $3,465,891 representing a negative variance of $365,424, when compared to a net loss of $3,100,467 for the nine months ended June 30, 2006. Except for stock-based compensation where the Company realized a favorable cost variance of $887,292, all other expense categories for the nine months ended June 30, 2007 were higher than the same period in 2006, as the Company continues to ramp-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties.

ITEM 3. CONTROLS AND PROCEDURES

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

Based on our assessment and those criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2006, as a result of material weaknesses in internal controls surrounding the accounting for common stock and preferred stock issuances that resulted in significant adjustments to the financial statements and weakness in financial statement disclosures.

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Since the assessments of September 30, 2005 and September 30, 2006, the Company has instituted significant changes in the operation of the Company. These changes include the following financial controls:

     1. All obligations that are paid are subject to review by the President and the Director of Finance;
     2. The President of the Company signs each check or other financial instrument;
     3. Copies of each check are maintained and attached to each invoice or funds request;
     4. The President and the Director of Finance review all bank statements on a monthly basis;
     5. Each bank account and the stock accounts are reconciled on a monthly basis;
     6. All of the financial records are maintained in the Company's business office;
     7. The Company has hired as the Director of Finance, Jose Fuentes, who is a Certified Public Account;
     8. The Company has hired a Company to oversee all accounting, payments and operations for its Texas oil and gas operations;
     9.   The Chief Financial Officer reviews all accounts on a regular basis.

                           PART II - OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

TX Holdings has filed an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04 entitled TX Holdings, Inc vs. Darren Bloom. The Company has brought an action against Mr. Bloom for breach of contract, damages and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006, after serving only 9 months. Mr. Bloom currently owns 2,000,000 shares of TX Holdings common stock. Management believes that this matter can be resolved and will have no material effect on the Company operations.

On July 26, 2007, the Company received a letter from the SEC requesting clarification of certain disclosures contained in its 2006 10KSB and its Form 10QSB for the Interim Period Ended March 31, 2007. The Company is working with its auditors to respond to the letter.

Except as disclosed above, the Company has no material legal proceedings in which any director, officer or affiliate of the Company, any owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE TO SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit 31.1    Section 302 Certification of Chief Executive Officer

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

Dated: August 20, 2007

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Mark Neuhaus                        Chairman of the Board of Directors, and
August 20, 2007                         Chief Executive Officer
----------------
Mark Neuhaus

/s/ Michael A. Cederstrom               Chief Financial Officer
August 20, 2007
-------------------------
Michael A. Cederstrom


/s/ Bobby S. Fellers                    Director
August 20, 2007
--------------------
Bobby S. Fellers