Form 10KSB
period 2007-09-30
TX Holdings, Inc.
filed 2007-12-31
CIK 1133798

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                   ----------------------------------------

                                   FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange
    Act of 1934

For the fiscal year ended September 30, 2007

|_| Transition  report  pursuant  to  Section  13 or 15(d) of the  Securities
    Exchange Act of 1934

For the transition period from _________________ to __________________.

Commission File No. 0-32335

                  TX HOLDINGS, INC. (formerly R Wireless, Inc.)
                 (Name of small business issuer in its charter)

                Georgia                                  58-2558702
     (State or Other Jursidiction                     (I.R.S. Employer
   Of Incorporation or Organization)                 Identification No.)

                        1701 North Judge Ely Blvd. #6420
                              Abilene, Texas 79601
                             (Address of Principal)

                                 (682) 286-3116
              (Registrant's Telephone Number, Including Area Code)

              Securities Registered Under Section 12(b) of the Act:

                                      None

              Securities Registered Under Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check  whether  the issuer  (1) has filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing  requirements for past 90 days.
Yes [X] No [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant's did not have revenues for the fiscal year ended September 30, 2007.

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on November 30, 2007 was $4,144,966.

There are approximately 13,966,431 shares of common voting stock of the Registrant held by non-affiliates. On November 30, 2007 the average bid and asked price was $0.13.

As of September 30, 2007, there were 31,884,355 shares of common stock outstanding.

Forward-Looking Statements and Cautionary Words

This annual report on Form 10-KSB ("Annual Report") for the period ending September 30, 2007 ("fiscal year 2007"), contains forward-looking statements as that term is defined in the Private Securities Litigation Reform Act of 1995 and as such may involve known and unknown risks, uncertainties and other factors which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-KSB or the amendment thereto in which they appear, as the case may be. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based. In addition, particular attention is called to cautionary words such as "may," "will," "expect," "anticipate," "estimate" and "intend" where they appear herein. These statements are only predictions and involve known and unknown risks, uncertainties and other factors, including the risks in the section entitled "Risk Factors" that may cause our or our industry's actual results, levels of activity, performance or achievements to be materially different from any future results, levels of activity, performance or achievements expressed or implied by these forward-looking statements.

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


                                   FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

                                TABLE OF CONTENTS

PART I ................................................................................6
      Item 1        Description of Business ...........................................6
      Item 2        Description of Property ..........................................20
      Item 3        Legal Proceedings ................................................21
      Item 4        Submission of Matters to a Vote of Security Holders ..............22
PART II ..............................................................................23
      Item 5        Market for Common Equity and Related Stockholder Matters .........23
      Item 6        Management's Discussion and Analysis or Plan of Operations .......27
      Item 7        Financial Statements .............................................29
      Item 8        Changes In and Disagreements with Accountants on
                    Accounting and Financial Disclosure ..............................51

      Item 8A       Controls and Procedures ..........................................51
      Item 8B       Other Information ................................................52
PART III .............................................................................53
      Item 9        Directors, Executive Officers, Promoters and Control
                    Persons; Compliance with Section 16(a) of the Exchange Act .......53
      Item 10       Executive Compensation ...........................................55
      Item 11       Security Ownership of Certain Beneficial Owners and
                    Management and Related Stockholder Matters .......................57
      Item 12       Certain Relationships and Related Transactions ...................59
      Item 13       Exhibits and Reports on Form 8-K .................................61
      Item 14       Principal Accountants Fees and Service ...........................63


                                     PART I

Item 1 Description of Business

Overview of Business

TX Holdings, Inc. ("TX Holdings" or the "Company"), formerly named R Wireless, Inc. ("RWLS") and, prior to that, named HOM Corporation ("HOM"), is a Georgia corporation incorporated on May 4, 2000. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company acquired oil and gas leases and began development of oil and gas producing operations as of April 11, 2006. (For a discussion of current oil and gas activities see sections "Recent Developments"; "Background for Oil and Gas Business Activities" and "Current Oil and Gas Activities").

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

On March 28, 2006, TX Holdings appointed Douglas C. Hewitt to its Board of Directors. Mr. Hewitt has in excess of twenty years in the oil and gas business and more than eighteen years in the organizing and building of energy and technology businesses. Mr. Hewitt is currently an operator and owner of an independent oil and gas production and exploration company.

On March 28, 2006, TX Holdings appointed Michael A. Cederstorm as the interim Chief Financial Officer of TX Holdings while TX Holdings completes its reorganization as an exploration and production company. Mr. Cederstrom has served as the Chief Financial Officer for several oil and gas companies over the past 10 years. Once oil and gas production has been instituted a new Chief Financial Officer will be sought.

On August 2, 2006, TX Holdings appointed W.A. ("Bill") Alexander as the Chief Operating Officer. Mr. Alexander is a licensed Petroleum Engineer with over 30 years of experience. Mr. Alexander is experienced in all areas of exploration and production of oil and gas fields.

Recent Developments

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

On December 1, 2007, Mark S. Neuhaus provided his resignation as the Chairman of the Board, Director and CEO of the Company. The Board accepted Mr. Neuhaus's resignation on December 24, 2007. The resignation was terminated due to the signing of a consent decree in two cases filed by the SEC. (See Legal Proceedings). Mr. Neuhaus will remain a consultant and advisor to the Company.

On December 24, 2007, William "Buck" Shrewsbury was appointed as the CEO and the Chairman of the Board of Directors of the Company, replacing Mark Neuhaus. Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering. He served as the IT Manager with a large steel mill for 19 years. Mr. Shrewsbury owns his own trucking company as well as being an agent for a major transportation company.

On December 24, 2007, Martin Lipper was appointed to the Board of Directors of the Company, replacing Douglas C. Hewitt. Martin Lipper is a Korean War Veteran. He graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics. Mr. Lipper began his career on Wall St. as a securities analyst specializing in bank stock analysis. He Joined the Bank of N.Y. and was the senior bank insurance and finance analyst. Later he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics. Mr. Lipper currently service as Senior Vice President and Research Director of Baron Group U.S.A.

On December 24, 2007, Rob Hutchings was appointed as the Interim President of the Company and a Director. Mr. Hutchings graduated from the Royal Institute of Chemistry. He has over 30 years of experience in commercial and industrial product development and market realization with Vulcan Sun Ltd. This experience has provided Mr. Hutchings the opportunity to manage and interface between research, development, production, sales, marketing, and finance strategies to maximize business objectives.

On December 24, 2007, the Company changed the authorized common shares of the Company from 50,000,000 common shares to 250,000,000 common shares.

On December 24, 2007, the Board of Directors canceled the 1,000 preferred shares of stock issued to Mark Neuhaus. The Company issued 10,715,789 common shares to Mr. Neuhaus to replace the preferred shares of stock. The Board determined that this was in the best interest of the Company to remove Mr. Neuhaus from complete voting control of the Company.

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

On September 1, 2005, TX Holdings announced an agreement whereby W.D. Von Gonten & Co., of Houston, Texas will advise the Company on economics and future value projections of prospective wells and producing properties. An essential component of Von Gonten's service offerings is the provision of certified reserve reports.

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

Current Oil and Gas Activities

We are actively engaged in the exploration, development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006 we entered into a Purchase Sale Agreement with Masada Oil & Gas, Inc. ("Masada") Masada has served as the operating contractor in two of the leases that TX Holdings currently holds in the counties of Callahan and Eastland, Texas. The leases and the current working interest of TX Holdings in each lease are as follows:

a. Contract Area # 1, 60% Working Interest; b. Park's Lease, 75% Working Interest; c. Williams Lease, 89% Working Interest.

Currently, TX Holdings is not producing any of its wells. The Company is applying for its Operator's License in Texas. The Company is currently refurbishing the William's Lease by repairing electrical lines, flow lines, and testing well integrity. Upon the completion of the well integrity testing and approval by the Texas Railroad Commission, the Company will receive its permit to produce the wells. Upon obtaining the Operator's License, TX Holdings will begin production. Once the wells are in production with sufficient production data the information required by the reserve engineer to complete its evaluation of the reserves will be provided and a reserve report produced. (For a discussion of leases see section "Oil and Gas Leases" under Item 2: Description of property).

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

Distribution Methods of Products or Services

Crude oil will be stored in tanks at well site located on our leases, until the purchaser takes delivery of the crude oil by tanker truck. TX Holdings has not entered into any contracts for the sale of its crude as of September 30, 2007.

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

Texas law requires that we obtain state permits for the drilling of oil and gas wells and to post a bond with the Texas Railroad Commission (the "RRC") to ensure that each well is reclaimed and properly plugged when it is abandoned. The reclamation bond amount is $50,000 for up to ninety-nine wells. The Company has a bond arrangement in the amount of $50,000, through IPACT.

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

Research and Development

During 2006 and 2007 we did not incur any research and development expenditures.


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

     o to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination;

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

Insurance

Our operations are subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. Currently the Company does not maintain insurance coverage. Losses could arise from uninsured risks.

Former Business of TX Holdings

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

Since May 26, 2005, the operations of New Freedom have not been consolidated with the financial statements of the Company. In 2005, the Company sold a 67.7% interest in New Freedom and New Freedom is no longer a subsidiary because it is now controlled by of Jim Evans. Old Freedom began to sell pre-owned manufactured homes in the Augusta, Georgia market in February 2002. In June, 2004, it became a retailer of new homes manufactured by Horton Homes and subsequently has also sold new homes manufactured by Southern Energy Homes and Precision Homes. TX Holdings now owns a 32.3% interest in New Freedom and TX Holdings' management has determined that the investment in New Freedom is worthless.

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

Company Employees and Other Workers

As of September 30, 2007 we had four employees. Mark S. Neuhaus is Chairman of the Board of Directors and President of TX Holdings. On March 28, 2006, Michael
A. Cederstrom was appointed the interim Chief Financial Officer of TX Holdings. Mr. Cederstrom works on a part time basis with the understanding that once full scale oil and gas production is achieved a permanent chief financial officer will be named. Mr. Cederstrom also provides legal services through his law firm, Dexter and Dexter. On August 2, 2006, TX Holdings appointed W.A. "Bill" Alexander as the Chief Operating Officer. On February 2, 2007, Jose Fuentes was hired as the Vice President of Finance for the Company. Other specialized functions are provided as necessary through the engagement of independent consulting contractors. On December 10, 2007, Mark S. Neuhaus resigned as Chairman of the Board of Directors and President of TX Holdings. On December 11, 2007, William "Buck" Shrewsbury was appointed as the CEO and the Chairman of the Board of Directors, Martin Lipper was appointed to the Board of Directors and Rob Hutchings was appointed as the Interim President and a Director of the Company.

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

Risks Related To Our Common Stock

The limited trading volume in our common stock may depress our stock price. Our common stock is currently traded on a limited basis on the NASDAQ Bulletin Board ("BB"). The quotation of our common stock on the BB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market, investors may have difficulty buying and selling our common stock. Market visibility for our common stock may be limited. A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

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

Brief Operating History - No Assurance of Profitability

The Company has a brief operating history. Although we commenced operations in 1997, original management has been replaced as previous operations have not been profitable. The Wi-Fi business contemplated subsequent to the acquisition of a controlling interest in the Company by MA&N did not materialize. The Company has recently completed the acquisition of its initial oil and gas leases. However, as of December 10, 2007 the Company has not sold any of its oil and gas production. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to produce and acquire sufficient productive wells to meet its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to meet all of its expenses to achieve profitability.

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

In or about March 2007, NASD Regulation, Inc. cleared a broker's request for an unpriced quotation on the OTC Bulletin Board for TX Holdings'. Sales have ranged from $0.09 to $1.05 a share. See MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

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

Shareholders Voting Control Risk

On May 11, 2006, the Company issued 1,000 shares of preferred stock to Mark Neuhaus. The preferred shares provide super-voting rights to Mark Neuhaus equal to 50% of the common stock voting rights. These super-voting rights provide Mark Neuhaus with control of the Company; this may allow Mr. Neuhaus the ability to act in a manner contrary to the vote of other shareholders and that may be detrimental to other shareholders.

On December 24, 2007, the 1,000 shares of preferred stock owned by Mark Neuhaus were canceled and exchanged with 10,715,789 shares of common stock. The cancellation of the preferred stock released Mr. Neuhaus's total voting control of the Company. Mr. Neuhaus still has substantial control of the Company via his common stock ownership.

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

Lease and Royalty Terms

Contract Area # 1

Located in the counties of Callahan and Eastland, Texas, this lease includes the development of the field. The Purchase and Sale Contract provides for a total investment of up to $7,200,000. To reach this purchase price Masada Oil & Gas will need to procure an additional 1186 acres in Callahan County, Texas which is contiguous to the Company's currently owned 247 acres. In addition the Purchase and Sale agreement contemplates that Masada Oil and Gas will perform all of the work on the field to put into production a minimum of 121 wells within 21 months. This production schedule is conditioned upon the Company providing the funds necessary to complete the work on a timely basis and Masada Oil and Gas' ability to acquire the additional acreage. If Masada Oil and Gas is unable to deliver the additional acreage the Purchase and Sale Agreement will be adjusted to reduce the price of the purchase. The Purchase and Sale Contract for this field was not completed until November 2006 and the payments wemade towards purchase of the field are presented in the financial statements as a deposit towards the Purchase and Sale Agreement. The ultimate total price is conditioned upon performance and future acquisitions. TX Holdings currently own a 60% working interest in the field and Masada Oil and Gas owns a 40% working interest. The ORRI on each lease varies, thus the net revenue interest the Company will receive from the wells of the respective leases will also vary. The table below sets forth the royalty interest for each lease, the net working interest and the gross acreage of each lease within Contract Area # 1:

              Description                      ORRI         Working Interest
              -----------                      ----         ----------------
                                              17.97%               60%
Roy Adams Lease RRC #01470
                                              20.00%               60%
W. Isenhower Lease RRC# 20398
                                              26.25%               60%
Isenhower Lease RRC# 21474
                                              20.00%               60%
Isenhower Estate Lease RRC # 30700


As of November 25, 2006, there were eighteen oil wells capable of producing on the leases. As of March 20, 2007, these wells are not producing due to the Company waiting to obtain its Operator's License in Texas. The production of the wells is minimal, from 1 to 2 bbls per day. The Company has not completed the development of the water flood program. The water flood will inject water into the field through injection wells. The water will force the oil towards the production wells so that it can be recovered. The Company's wells on this field are considered shallow wells and only produce to a depth of 1,000 feet.

Parks Lease

This lease includes 320 acres in which we have a 75% working interest and a 63% net revenue interest in the oil and gas produced from this field. The land owners of this lease own a 12.5% royalty interest in the production. Masada Oil and Gas owns a 25 % working interest in the lease. The Company purchased this lease from Masada Oil and Gas as part of the purchase of Contract Area 1. The Company's obligation is to pay for the refurbishment of the wells and the infrastructure of the lease. There are currently 30 wells on this lease and none of the wells are currently producing. The lease provides that TX Holdings is limited to production from 1,000 feet and above. The wells on this lease are not currently producing.

Williams Lease

This lease contains 843 acres with a working interest of 89% owned by the Company. The lease was acquired through a foreclosure sale on August 1, 2006 for the sum of $68,221. There are no contingencies or other commitments. The lease carries an ORRI to the land owners of 25%. The Company's net Revenue interest on the wells contained in this lease is 75%. This lease is limited to production from 1,000 feet and above.

Oil and Gas Reserve Analyses

Currently the leases that have been acquired have not been developed in a way that allows our Petroleum Engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company is currently performing work on each lease to provide the required information of logging each well to provide the information to the Petroleum Engineers. The Company currently has no proved reserves on the leases. The leases were acquired during the third and fourth quarter of 2006. The Company is currently working to establish reserves and commence operations on the leases.

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

Mr. Neuhaus has been cited for Sections 5 violations and is alleged to have violated Sections 5(b) and (c) and Sections 17(a)(1), (2) and (3) of the Securities Act of 1933 and Section 10(b) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder. Mr. Neuhaus denies violation of any applicable law in connection with his resale of Universal common stock. On February 21, 2007 the United States District Court Southern District of New York granted a motion for summary judgment against Mr. Neuhaus as to Section 5 liability only. The summary judgment motion was denied as to all other issues pending against Mr. Neuhaus. The Company believes there is no connection between the Company and Universal other than Mr. Neuhaus' position with the Company and the fact that Mr. Neuhaus was a consultant to Universal and received and resold shares of its common stock.

On November 21, 2007, TX Holdings Inc. reported that Mark Neuhaus, Chairman settled his involvement in the case of SEC VS Universal Express, Inc. Mr.
Neuhaus consented to an order to not violate securities laws and not to be involved in the raising of money for penny stock companies. Mr. Neuhaus did not admit or deny any liability. A copy of the statement is attached to this report as Exhibit 99.10.

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

On December 4, 2007, the Company received a letter from Van Goton and Associates reporting a past due invoice for services in the approximate amount of $18,000. If payment is not received a legal action for collection may be brought against the Company.

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

Item 4 Submission of Matters to a Vote of Security Holders

None.

                                     PART II

Item 5      Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of TX Holdings is currently traded on the OTC Bulletin Board, under the symbol TXHG.

The following table sets forth the high and low bid prices of our Common Stock for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

                                                 Bid Prices ($)
          Quarter Ended:                 High                   Low
          --------------                 ----                   ---

      December 31, 2007        0.40                 0.09
      September 30, 2007       0.95                 0.22
      June 30, 2007            1.05                 0.51[
      March 31, 2007           0.83                 0.45

      December 31, 2006        0.87                 0.45
      September 30, 2006       0.99                 0.55
      June 30, 2006            1.07                 0.33
      March 31, 2006           0.47                 0.19

      December 31, 2005        0.37                 0.16
      September 30, 2005       0.55                 0.05
      June 30, 2005            0.15                 0.06
      March 31, 2005           0.15                 0.04

As of September 30, 2007 there were approximately 253 holders of record of our common stock.

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

Preferred Stock

This Company has 1,000 shares of preferred stock issues to Mark Neuhaus, the President and Chairman of the Board of Directors. The preferred stock has no dividend rights, no registration rights and no conversion rights. The preferred stock does have a super-voting right equivalent to 50% of the outstanding voting rights held by the common stock holders. This voting right provides Mr. Neuhaus with control of the Company.

On December 24, 2007, the 1,000 shares of preferred stock owned by Mark Neuhaus were canceled and exchanged with 10,715,789 shares of common stock. The cancellation of the preferred stock released Mr. Neuhaus's total voting control of the Company. Mr. Neuhaus still has substantial control of the Company via his common stock ownership.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Holders

As of September 30, 2007, TX Holdings has issued and outstanding 31,884,355 shares of common stock. During the fiscal year 2007 the following warrants were issued: Michael A. Cederstrom, exercisable for 1,000,000 shares and Jose Fuentes exercisable for 1,000,000.

Of the total 31,884,355 shares outstanding as of December 7, 2007, 18,377,580 were deemed "restricted securities," as defined by the Act when issued to their registered owner and continues to have their restricted status noted on the books of TX Holdings' transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

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

Recent Sales of Unregistered Securities

As of September 30, 2007, TX Holdings has issued and outstanding 31,884,355 shares of common stock. As of September 30, 2006, TX Holdings had issued and outstanding 25,782,558 shares of common stock. On December 12, 2002, MA&N acquired control of the Company through purchase of 4,647,626 shares of common stock representing 51% of the 9,112,992 outstanding shares of common stock of the Company.

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

On May 11, 2005, the Company issued 100,000 shares of common stock of the Company to Frank Shafer. The shares were issued as payment of $12,000 in fees for past and future advisory services provided to the Company in relation to financial aspects of the Company's plans for expansion, acquisitions, and business opportunities. Frank Shafer is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933.

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

On December 12, 2005, the Company issued 2,000,000 shares of its common stock to Darren Bloom as his compensation in the role of, CFO, Secretary - Treasurer. Mr. Bloom is an accredited investor. The sale was exempt pursuant to Section 4 (2) of the Securities Act of 1933. TX Holdings has filed suit against Mr. Bloom for the return of the shares for breach of contract. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months. (See Item 3 Litigation, above).

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

On May 11, 2006, the Company entered into an Employment Agreement with Mark Neuhaus. As part of the Employment Agreement, Mr. Neuhaus was provided 1,000 preferred shares of stock. The preferred shares have no dividend rights and no conversion to common stock rights. The preferred stock does have a super-voting right equivalent to 50% of the outstanding shares of common stock. The super-voting right provides Mr. Neuhaus with control of the Company.

On December 24, 2007, the Company canceled the employment agreement with Mark Neuhaus and in addition canceled the 1,000 shares of preferred stock owned by Mark Neuhaus and exchanged with 10,715,789 shares of common stock. The cancellation of the preferred stock released Mr. Neuhaus's total voting control of the Company. Mr. Neuhaus still has substantial control of the Company via his common stock ownership.

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

On July 1, 2006, a warrant to purchase 250,000 shares of common stock of TX Holdings, Inc. at an exercise price of $0.30 was issued to W.A. ("Bill") Alexander. The warrant expires on March 31, 2010 and is callable by the Company on or after March 31, 2007 if the market value of TX Holding Stock is has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

On February 14, 2007, the Company obtained a $250,000 bridge loan from Rob Hutchings, convertible to common stock at $0.525 per share, the closing price of the Company's common stock at that date. The note bore interest of 10% per year with the principal due in 60 days. The terms of the loan required that the Company issue 500,000 shares of restricted common stock as security for the loan. On June 29, 2007, Mr. Hutchings elected to convert his note for the shares provided for collateral. The sum of $250,000 was applied toward the principal repayment; interest and the balance in the amount of $35,000 was treated as interest expense.

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

On September 28, 2007, a warrant to purchase 1,000,000 shares of common stock of TX Holdings, Inc. at an exercise price of $0.28 was issued to Michael Cederstrom. The warrant expires on September 28, 2011.

On September 28, 2007, a warrant to purchase 1,000,000 shares of common stock of TX Holdings, Inc. at an exercise price of $0.28 was issued to Jose Fuentes. The warrant expires on September 28, 2011.

On September 28, 2007, a convertible promissory note was issued to Mark Neuhaus in the amount of $1,199,885.55 which bears interest at 8% per annum. The note is for a period of two years and contains an automatic conversion at the end of the period. The Company may pay the note in full at any time prior to the maturity of the note. The total shares to be held for conversion is 4,970,954 shares. A copy of the note is attached as Exhibited 10.8 and incorporated herein.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $11,345,049 as of September 30, 2007. The acquisition of a controlling interest in the Company by MA&N has given the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. In addition the Company has entered into negotiations to purchase additional fields of operation that are scheduled to close during the fourth quarter of 2007. The Company will begin oil production upon the completion of well integrity tests required to be performed by the Texas Railroad Commission on the wells located in the Williams Lease. Upon the successful completion of the test the Company may be in a position to start the recompletion of the 30 wells located on the Williams Brothers leases. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of seventy wells located on the three fields located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $5,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company will begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and may increase production of each well up to an estimated eight to twelve barrels per day per well. If the Company is able to produce its wells upon the recompletion the Company will be profitable if 150 barrels of oil is produced and the price of oil remains above $70 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

Results of Operations

Year Ended September 30, 2007 Compared With Year Ended September 30, 2006

Revenues From Operations - The Company had no Revenues for the years ended September 30, 2007 or 2006. In December 2004, the Company announced plans to change business direction and began to structure itself into an oil and gas production and exploration company. Since it ceased its former business operations, the Company has devoted its efforts to research, product development and securing financing and has not earned revenues.

Expenses From Continuing Operations - The Company incurred operating expenses of $3,787,199 for the fiscal year ended September 30, 2007; a decrease of $1,210,940 compared to $4,998,139 for the fiscal year ended September 30, 2006. The decrease in operating expenses is primarily related to stock-based compenstion decreasing by $2,481,298 to $2,061,603 for the year ended September 30, 2007 from $4,542,901 for the year ended September 30, 2006. This decrease to stock based compensation was partially offset by increses in professional fees of $340,388 and significant personnel related expenses as it pursues its business strategy of oil and gas exploration and production. The stock based compensation in 2006 was incurred because of the cost of raising capital for the Company pursuant to a private placement, the bringing current of the required reporting of the Company and the payment for services rendered in prior years.

Net Loss - For the fiscal year ended September 30, 2007 the Company incurred a loss of $4,085,033 compared to a loss of $5,015,719 for the fiscal year ended September 30, 2006, a decrease of $930,686. The major reasons for this loss decrease is having a decrease in stock-based compensation for the fiscal year ended September 30, 2007 partially offset by higher professional fees and personnel expenses for the fiscal year ended September 30, 2007 as discussed above. The Company's interest expense in 2007 also increased from $18,290 in 2006 to $299,834 in 2007 an increase of $272,544 in interest expense. During 2007 the Company shifted its focus to oilraised capital by loans primarily from shareholders and gas exploration and production.management. At September 30, 2007, Mark S. Neuhaus has made cash advances an payments with common stock of the Company $1,199,886. The resulting note to Mr. Neuhaus bears interest at 8% interest. During the year 2007 the Company was required to pay interest up to 24% for some loans.

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

Net operating losses after December 12, 2002 through September 30, 2007 were approximately $2,666,000. The total net operating losses available to the Company to offset future taxable income is approximately $3,090,000.

There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. (See NOTE 5 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

Liquidity

At September 30, 2007, we had no cash or cash equivalent or prepaid current assets. As of September 30, 2006, we had a cash balance of $332,546 and $15,000 in prepaid current assets. This is a result of work that has been completed in the oil & gas fields and the purchase of the fields. Property and equipment increased to $617,038 in 2007 from $290,318 in 2006 an increase of $326,720 or 53%. In addition Deposit for oil and gas property acquisitions increased to $378,000 in 2007 from $253,000 in 2006 an increase of $125,000 or 33%. The investment in the oil and gas fields has caused the Company a liquidity crisis. The Company has been able to borrow money from Mark S. Neuahus primarily to resolve the Company's liquity needs. The Company has completed its testing required by the Texas Railroad Commision as of December 28, 2007. This will allow the Company to start to produce the oil wells on the Williams lease. (See "Oil and Gas Leases" under Item 2 Description of Properties) While the Company will begin to generate revenue during the second quarter of 2008 to amount of production will not be suffiecient to meet all of the Company's liquidity needs.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of a business strategy that produced significant revenues. Since MA%N took a controlling interest in the Company in December 2002, Mr. Neuhaus has provided loans to the Company providing the Company with $1,199,886 for operating purposes as of September 30, 2007. As of September 30, 2007, the Company owed to Dexter & Dexter, Attorneys at Law the sum of $80,205 for attorneys' fees and the sum of $25,671 to Jose Fuentes as payment for service.

During the 2007 and 2006 fiscal years the Company borrowed $1,199,886 from Mark Neuhaus. This obligation is set forth in a convertible promissory note which pays interest at 8% per annum effective September 28, 2007. The conversion price for common stock is twenty-eight cents per share. The note is for two years and may be converted at any time during that period.

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the production of the oil and gas in the wells we currently own and lease, and the acquisition of additional oil and gas producing properties.

The Company currently requires operating capital of approximately $75,000 per month to meet its current obligations. At this time the Company has no revenue and is unable to meet its current obligations. In the past the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances. The Company will require the officers of the Company to continue to receive stock-based compensation and the Company will need to borrow or raise sufficient equity capitalization to meet its current obligations. In addition the Company will need to raise approximately $500,000 in working capital to complete the refurbishment and development of the leases it currently owns. If the Company is unable to raise sufficient capital to refurbish and develop its fields, it will need to find working interest partners to assist in the development of its oil and gas leases. The Company's primary challenge is to begin to generate revenue from its oil and gas leases. If the revenue is not generated, then the Company will need to seek merger partners.

Item 7 Financial Statements

The Company's consolidated balance sheets as of September 30, 2006 and 2007, and the related consolidated statements of operations, changes in stockholders deficit and cash flows for the years then ended have been audited by Ham, Langston & Brezina, LLP, independent registered public accountants.

These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
FINANCIAL STATEMENTS - TABLE OF CONTENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

--------------------------------------------------------------------------------

                                                                      Page(s)
                                                                     ---------

Report Of Independent Registered Public Accounting Firm                    32

Audited Financial Statements:

    Balance Sheets at September 30, 2007 and 2006                          33

    Statements Of Operations for the years ended September 30, 2007 and 2006, and
      for the period from inception of the development stage,
      October 1, 2004, to
      September 30, 2007                                                   34

    Statements Of Changes In Stockholders' Deficit for the period from inception of the
      Development stage, October 1, 2004, to September 30, 2007            35

    Statements Of Cash Flows for the years ended September 30, 2007 and 2006, and for the period from inception of the development
      stage, October 1, 2004, to                                           38
      September 30, 2007

Notes to Financial Statements                                              39

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors of TX Holdings, Inc.:

We have audited the accompanying balance sheets of TX Holdings, Inc. as of September 30, 2007 and 2006 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from inception of the development stage, October 1, 2004, to September 30, 2007. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. as of September 30, 2007 and 2006, and the results of its operations and its cash flows for the years then ended and for the period from inception of the development stage, October 1, 2004, to September 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
December 28, 2007

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
BALANCE SHEETS
September 30, 2007 and 2006


--------------------------------------------------------------------------------

                                                         2007           2006
                                                     -----------    -----------

                        ASSETS
Current assets:
   Cash and cash equivalents                         $        --    $   332,546
   Prepaid expenses                                           --         15,000
                                                     -----------    -----------

     Total current assets                                     --        347,546

Deposit for oil and gas property acquisition             378,000        253,000
Property and equipment, net                              617,038        290,318
Other                                                      5,000             --
                                                     -----------    -----------

         Total assets                                $ 1,000,038    $   890,864
                                                     ===========    ===========

        LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
   Notes payable to a stockholder                    $   170,000    $        --
   Accounts payable and accrued liabilities              491,788        455,251
   Accrued stock-based compensation                      231,000        830,000
   Advances from a stockholder/officer                        --        164,385
                                                     -----------    -----------

     Total current liabilitiess                          892,788      1,449,636

Convertible debt to stockholder/officer                1,199,886             --
                                                     -----------    -----------

       Total liabilities                               2,092,674      1,449,636
                                                     -----------    -----------

Commitments and contingencies

Stockholders' deficit:
   Preferred stock: no par value, 1,000,000 shares
     authorized, 1,000 shares issued or outstanding    1,018,000      1,018,000
   Common stock: no par value, 250,000,000 shares
     authorized, 31,884,355 and 25,782,558 shares
     issued and outstanding at September 30, 2007
     and 2006, respectively                            8,443,004      5,104,541
   Additional paid-in capital                            800,409        587,703
   Accumulated deficit                                (1,803,507)    (1,803,507)
   Losses accumulated in the development stage        (9,550,542)    (5,465,509)
                                                     -----------    -----------

     Total stockholders' deficit                      (1,092,636)      (558,772)
                                                     -----------    -----------


         Total liabilities and stockholders' deficit $ 1,000,038    $   890,864
                                                     ===========    ===========

    The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2007 and 2006 and for the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2007

----------------------------------------------------------------------------------------------------------

                                                                                           Inception of
                                                                                           Development
                                                                                             Stage to
                                                                                          September 30,
                                                                 2007            2006                2007
                                                        --------------  --------------  ------------------

Operating expenses, except items shown
  separately below                                       $  1,119,590    $    202,177    $      1,389,017
  Stock-based compensation                                  2,061,603       4,542,901           6,644,504
  Professional fees                                           552,012         211,624             884,342
  Lease expense                                                     -          12,392              17,392
  Depreciation expense                                          1,378             780               2,638
  Advertising expense                                          52,616          28,265              83,265
                                                        --------------  --------------  ------------------

    Total operating
     expenses                                               3,787,199       4,998,139           9,021,158
                                                        --------------  --------------  ------------------

Loss from operations                                       (3,787,199)     (4,998,139)         (9,021,158)
                                                        --------------  --------------  ------------------

Other income and
 (expenses):
  Other income                                                      -             710                 710
  Loss on disposal of
   equipment                                                   (7,000)              -              (7,000)
  Forebearance agreement
   costs                                                            -               -            (211,098)
  Interest expense                                           (290,834)        (18,290)           (311,996)
                                                        --------------  --------------  ------------------

    Total other income and (expenses), net                   (297,834)        (17,580)           (529,384)
                                                        --------------  --------------  ------------------

Net loss                                                 $ (4,085,033)   $ (5,015,719)   $     (9,550,542)
                                                        ==============  ==============  ==================


Net loss per common share - basic and
 diluted                                                 $      (0.14)   $      (0.25)
                                                        ==============  ==============

Weighted average number of common shares
  outstanding - basic and diluted                          28,750,169      20,192,875
                                                        ==============  ==============


    The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2007

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Losses
                                                                           Additional                    Accumulated
                            Preferred Stock          Common Stock            Paid-In      Accumulated   in the Develop-
                          -------------------- -------------------------
                           Shares     Amount      Shares       Amount        Capital        Deficit       ment Stage       Total
                          --------- ---------- ------------ ------------ --------------- -------------- -------------- -------------

Balance at September 30,
 2004                             - $        -   15,793,651 $  1,532,111  $            - $  (1,912,397) $            -  $  (380,286)

Inception of the
 development
  stage on October 1, 2004        -          -            -            -               -              -              -             -
Common stock issued for
  professional services           -          -      450,000       40,000               -              -              -        40,000
Common stock issued for
  prepaid services                -          -      100,000       10,000               -              -              -        10,000
Common stock issued to
  settle accounts payable         -          -      361,942       36,194               -              -              -        36,194
Warrants issued under
  forbearence agreement           -          -            -            -         211,098              -              -       211,098
Net income (loss)                 -          -            -            -               -        108,890      (449,790)     (340,900)
                          --------- ---------- ------------ ------------ --------------- -------------- -------------- -------------

Balance at September 30,
 2005                             - $        -   16,705,593 $  1,618,305  $      211,098 $  (1,803,507) $    (449,790)  $  (423,894)
                          ========= ========== ============ ============ =============== ============== ============== =============



    The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE'
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2007

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                       Losses
                                                                         Additional                  Accumulated
                            Preferred Stock          Common Stock          Paid-In    Accumulated  in the Develop-
                           ------------------  ------------------------
                           Shares   Amount       Shares       Amount       Capital      Deficit      ment Stage          Total
                           ------ -----------  ----------- ------------ ------------- ------------ --------------- -----------------

Balance at September 30,
 2005                           -  $        -   16,705,593 $  1,618,305 $     211,098 $(1,803,507) $     (449,790) $       (423,894)

Common stock issued for
  professional services         -           -    4,649,300    2,318,296             -            -               -         2,318,296
Common stock issued for
 cash                           -           -    4,633,324    1,164,997             -            -               -         1,164,997
Common stock issued upon
  exercise of warrants          -           -      294,341        2,943             -            -               -             2,943
Common stock surrendered        -           -    (500,000)            -             -            -               -                 -
Warrants issued for
 services                       -           -            -            -       376,605            -               -           376,605
Preferrd stock issued to
 the
  Company's chief executive
  officer/stockholder       1,000   1,018,000            -            -             -            -               -         1,018,000
Net loss                        -           -            -            -             -            -     (5,015,719)       (5,015,719)
                           ------ -----------  ----------- ------------ ------------- ------------ --------------- -----------------

Balance at September 30,
 2006                       1,000  $1,018,000   25,782,558 $  5,104,541 $     587,703 $(1,803,507) $   (5,465,509) $       (558,772)
                           ====== ===========  =========== ============ ============= ============ =============== =================



    The accompanying notes are an integral part of these financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2007

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                      Losses
                                                                         Additional                Accumulated
                            Preferred Stock          Common Stock         Paid-In    Accumulated  in the Develop-
                          -------------------- ------------------------
                           Shares    Amount       Shares      Amount      Capital      Deficit      ment Stage          Total
                          -------- ----------- ------------ ----------- ------------ ------------ -------------- -------------------

Balance at September 30,
 2006                        1,000 $ 1,018,000   25,782,558 $ 5,104,541 $    587,703 $(1,803,507) $  (5,465,509) $         (558,772)

Common stock issued for
  professional services          -           -    3,475,555   2,501,222            -            -              -           2,501,222
Contribution by
 stockholder                     -           -            -           -       53,325            -              -              53,325
Warrants issued for
 service                         -           -            -           -      159,381            -              -             159,381
Common stock issued upon
  exercise of warrants           -           -      355,821      75,461            -            -              -              75,461
Common stock issued in
 settle-
  ment of notes payable
   and
  and accrued interest           -           -      833,333     546,666            -            -              -             546,666
Common stock issued in
 settle-
  of accounts payable            -           -    1,437,088     215,114            -            -              -             215,114
Net loss                         -           -            -           -            -            -    (4,085,033)         (4,085,033)
                          -------- ----------- ------------ ----------- ------------ ------------ -------------- -------------------

Balance at June 30, 2007     1,000 $ 1,018,000   31,884,355 $ 8,443,004 $    800,409 $(1,803,507) $  (9,550,542) $      (1,092 ,636)
                          ======== =========== ============ =========== ============ ============ ============== ===================


    The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007 and 2006 and for the Period From Inception of the Development Stage, October 1, 2004, to September 30, 2007

-------------------------------------------------------------------------------------------------

                                                                                  Inception of
                                                                                  Development
                                                                                    Stage to
                                                                                 September 30,
                                                          2007            2006               2007
                                                -------------- --------------- ------------------
Cash flows from opersating activities:
  Net loss                                      $  (4,085,033) $   (5,015,719) $      (9,550,542)
  Adjustments to reconcile net loss to net cash
   used in
    operating activities
    Warrants issued for forbearance agreement                -               -            211,098
    Loss on disposal of equipment                        7,000                              7,000
    Depreciation expense                                 1,378             780              2,638
    Common stock issued for services                 2,061,603       3,336,296          5,447,899
    Preferred stock issued for services                      -         376,605            376,605
    Common stock issued to settle accounts
     payable                                           215,114               -            251,308
    Common stock issued in payment of interest
     expense                                           196,666               -            196,666
    Common stock issued by an officer/stockholder
     to
      satisfy expenses of the Company and
       increase
      stockholder advances                             616,750               -            616,750
    Accrued interest added to stockholder
     advances                                           35,171               -             35,171
    Changes in operating assets and
     liabilities:
      Prepaid expenses and other assets                 10,000         (5,000)            (4,750)
      Accounts payable and accrued liabilities          99,537       1,083,264          1,203,506
                                                -------------- --------------- ------------------

           Net cash used by operating
            activities                               (841,814)       (223,774)        (1,206,651)
                                                -------------- --------------- ------------------

Cash flows from investing activities:
  Payment of deposits for oil and gas property
    acquisition                                      (125,000)       (253,000)          (378,000)
  Property and equipment additions                    (45,538)       (290,018)          (335,556)
                                                -------------- --------------- ------------------

           Net cash used by investing
            activities                               (170,538)       (543,018)          (713,556)
                                                -------------- --------------- ------------------

Cash flows from financing activities:
  Repayment of note payable to a bank                        -               -           (20,598)
  Proceeds from note payable to stockholders           520,000                            520,000
  Proceeds from sale of common stock                         -       1,164,997          1,164,997
  Proceeds from warrant exercise                        75,461           2,943             78,404
  Proceeds from stockholder/officer advances            84,345        (68,602)            177,404
                                                -------------- --------------- ------------------

           Net cash provided by financing
            activities                                 679,806       1,099,338          1,920,207
                                                -------------- --------------- ------------------

Decrease in cash and cash equivalents                (332,546)         332,546                  -
Cash and cash equivalents at beginning of year         332,546               -                  -
                                                -------------- --------------- ------------------

Cash and cash equivalents at end of year        $            - $       332,546 $                -
                                                ============== =============== ==================

Supplemental disclosure of cah flow information
  Cash paid for interest expense                $            - $        13,717
  Cash paid for income taxes                                 -               -

    The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

Management raised $1,240,000 in a Private Placement offering during the months of July through September 2006 to finance these acquisitions. The funds raised in 2006 were used to purchase an interest in three oil and gas fields located in Texas. Development of the fields began on November 1, 2006. The Company experienced substantial costs for engineering and other professional services during 2005, 2006 and 2007 in making the transition to an oil and gas exploration and production company. During 2007 the Company borrowed money and obtained other advances from Mark Neuhaus in the form of payments in common stock on behalf of the Company. The total borrowed from Mr. Neuhaus in fiscal 2007 and 2006 totaled $1,199,885 The Company plans to continue to use a combination of debt, and equity finance. Currently, management cannot provide any assurance regarding the successful development of acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance the operations.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

DEVELOPMENT STAGE COMPANY

The Company ceased its former operations as of September 30, 2004. During the first quarter for 2005 beginning on October 1, 2004, the Company researched different alternatives for the future development of the Company. In December 2004, as a result of the Company's research, the Company announced that it would pursue operations in the oil and gas industry. October 1, 2004 was the beginning day for the first quarter of the determination to pursue operations in the oil and gas industry. Therefore October 1, 2004 was identified as the beginning of the developmental stage.

GOING CONCERN CONSIDERATIONS

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. The financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------
NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

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

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. TX Holdings determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


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

The following table summarizes potentially dilutive securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

                                                           2007         2006
                                                         ----------  -----------
Convertible notes                                         4,285,306           -
Warrants Issued for
forbearance of payable                                           -     1,434,088
Warrants       issued       as
compensation                                              1,050,000    1,050,000
Warrants   issued  in  private
placement                                                 4,368,324    4,368,324
                                                         ----------  -----------

     Total                                                             6,852,412
                                                         ==========  ===========

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the SEC issued SAB No. 108, "Considering the Effects of Prior Year Misstatements when Quantifying Misstatements in Current Year Financial Statements." SAB 108 provides interpretative guidance on the process of quantifying financial statement misstatements and is effective for fiscal years ending after November 15, 2006. The adoption of this statement in fiscal 2007 did not have a material impact on the Company's financial condition, results of operations or cash flows.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

RECENTLY ISSUED ACCOUNTING STANDARDS, continued

In May 2005, the FASB issued SFAS 154, "Accounting Changes and Error Corrections" which supersedes APB Opinion No. 20, "Accounting Changes" and SFAS 3, "Reporting Accounting Changes in Interim Financial Statements." SFAS 154 changes the requirements for the accounting for and reporting of a change in accounting principle. SFAS 154 also carries forward, without change, the guidance contained in APB 20 for reporting the correction of an error in previously issued financial statements and a change in accounting estimate. SFAS 154 requires retrospective application to prior periods' financial statements of changes in accounting principle, unless it is impracticable to determine either the period-specific effects or the cumulative effect of the change. The correction of an error in previously issued financial statements is not a change in accounting principle. However, the reporting of an error correction involves adjustments to previously issued financial statements similar to those generally applicable to reporting an accounting change retroactively. Therefore, the reporting of a correction of an error by restating previously issued financial statements is also addressed by SFAS 154. SFAS 154 is effective for accounting changes and corrections of errors made in fiscal years beginning after December 15, 2005. The adoption of this statement in fiscal 2007 did not have a material impact on The Company's financial condition, results of operations or cash flows.

In September 2006, the FASB issued SFAS 157, "Fair Value Measurements." SFAS 157 defines fair value, establishes a framework for measuring fair value under generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2008, and interim periods within those fiscal years. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In July 2006, the FASB issued FASB Interpretation (FIN) No. 48, "Accounting for Uncertainty in Income Taxes, an interpretation of Statement of Financial Accounting Standards No. 109, Accounting for Income Taxes." FIN 48 clarifies the accounting for income taxes by prescribing the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. FIN 48 also provides guidance on derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure and transition. The interpretation applies to all tax positions related to income taxes subject to SFAS 109. FIN 48 is effective for fiscal years beginning after December 15, 2006. Differences between the amounts recognized in the statements of financial position prior to the adoption of FIN 48 and the amounts reported after adoption should be accounted for as a cumulative-effect adjustment recorded to the beginning balance of retained earnings. The Company is currently evaluating the impact of the adoption of FIN 48 but does not expect the adoption of this statement to have a material impact on the Company's financial condition, results of operations or cash flows.

In February 2007, the FASB issued SFAS No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities -- Including an Amendment of FASB Statement No. 115." SFAS No. 159 permits an entity to measure many financial instruments and certain other items at fair value that are not currently required to be measured at fair value. Entities that elect the fair value option will report unrealized gains and losses in earnings at each subsequent reporting date. SFAS No. 159 is effective for fiscal years beginning after November 15, 2007. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

In December 2007, the FASB issued SFAS No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited The Company is currently evaluating the impact of the adoption of FIN 48 but does not expect the adoption of this statement to have a material impact on the Company's financial condition, results of operations or cash flows.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

RECENTLY ISSUED ACCOUNTING STANDARDS, continued

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, "Business Combinations." The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisition intangibles. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

NOTE 2 -  DEPOSITS  FOR  OIL  AND GAS  PROPERTY ACQUISITION

On November 1, 2006, the Company entered into a purchase and sale agreement (the "Agreement") for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company is obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other catagories of costs if all provisions of the agreement are met. At September 30, 2007, the Company had made payments totaling $378,000 to the seller and those payments are presented as deposits for oil and gas property acquisition in the accompanying balance sheet.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2007 and 2006:

                                              Life
                                               Years           2007         2006
                                            ----------- ----------- ------------

  Oil and gas properties and
   equipment                                            $   614,328 $    289,348
  Furniture and office equipment             3-5 years        6,088        3,070
                                                        ----------- ------------

  Total                                                     620,416      292,318

  Less accumulated depreciation,
   depletion and
   amortization                                             (3,378)      (2.000)
                                                        ----------- ------------

                                                        $   617,038 $    290,318
                                                        =========== ============


Depreciation expense of $1,378 and $780 was recognized during the years ended September 30, 2007 and 2006, respectively. At September 30, 2007 and 2006, the Company had no proven oil and gas properties and, accordingly, there is no amortization of oil and gas properties during the yer ended September 30, 2007 or 2006.

Included in oil and gas properties and equipment is $352,560 of 2007 additions thet were acquired in excghange for shares of the Company's common stock transferred by the Company's former Chief Executive Officer who is a major stockholder of the Company. This amount is now due the former Chief Executive Officer/Stockholder and is included in Convertible Debt to Officer/Stockholder. See Note 4.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 4 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO OFFICER/ STOCKHOLDER

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

The balance in note payable to a stockholder of $170,000 is the remaining principal due on $270,000 of advances from William Shrewsbury. The note bears interest at 10% per year and due on demand. On June 15, 2007, the Company issued William Shrewsbury 333,333 shares of common stock at a market price of $0.77 per share for a total consideration of $256,666. The proceeds were issued for a $100,000 reduction of a $270,000 loan owed to Mr. Shrewsbury and the remaining $156,666 was treated as interest expense.

Mark Neuhas, Chairman of the Board of Directors and former Chief Executive Officer of the Company and entities he controls have provided much of the support of the Company in the development stage. In September 2007 the Company issued a convertible promissory note in the amount of $1,199,886 bearing interest at 8% per annum and due and payable within two years for payments in cash and common stock made on behalf of the Company through that date. The conversion price is $0.28 per common share (the maket price of the Company's common stock on the date of the note) which will automatically convert on the two-year anniversary of the note if not paid in full by the Company. The conversion price is subject to adjustments for anti-dilution.

NOTE 5 - INCOME TAXES

                                                             2007           2006
                                                      ----------- --------------

  Deferred tax assets:
    Net operating losses                              $ 1,051,207  $     591,580
    Accrued expenses                                      221,653              -
    Valuation allowance                                (1,272,760)     (591,480)
                                                      ----------- --------------

  Total deferred tax assets                                   100            100
                                                        (591,480)
  Deferred tax liabilities:
    Basis of property and
     equipment                                                100            100
                                                      ----------- --------------

  Net deferred tax asset                              $         -  $           -
                                                      =========== ==============

The Company has tax net operating loss carryforwards totaling approximately $3,090,000, expiring in 2018 through 2027. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through September 30, 2007 were approximately $2.666,000. The total net operating losses available to the Company to offset future taxable income is approximately $3,090,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 5 - INCOME TAXES, continued


                                                        2007                       2006
                                  -------------------------- --------------------------
                                     Amount       Percent       Amount       Percent
                                  ------------ ------------- ------------ -------------

  Benefit for income tax at
   federal
  statutory rate                  $  1,388,911            34%$  1,705,344            34%
  Change in valuation allowance      (681,280)          (16)    (160,758)           (3)
  Non-deductible interest             (66,866)           (1)            -             -
  Non-deductible stock-based
    compensation                     (700,945)          (17)  (1,544,586)          (31)
                                  ------------ ------------- ------------ -------------

                                  $          -             -%$          -             -%
                                  ============ ============= ============ =============

There were no income taxes due or receivable from operations for the years ended September 30, 2007 or 2006, and the Company's reported benefit for income taxes differs from the amount computed by applying statutory tax rates to loss before income taxes due to changes in the valuation allowance for financial reporting purposes.

NOTE 6 - SEGMENT INFORMATION

As of September 30, 2007 the Company's only operation were in the oil and gas operations.

NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

In May 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock. The preferred stock has the following rights and privileges:

1. Super voting rights: The preferred stock has the right to vote on any item of business submitted to the common shareholders for a vote the equivalent number of votes representing 50% of the outstanding common shares then issued by the Company.

2. No other rights: The preferred shares have no other rights, including but not limited to no conversion rights; no dividend rights; and no liquidation priority rights.

During the fiscal year 2006, Mr. Neuhaus waived his salary; however, the preferred stock he was issued was valued at $1,018,000 due to the fact that the shares give Mr. Neuhaus complete control over every decision made by the Company. The shares were valued at $1,018,000 based on an opinion letter received from Baron Capital Group, Inc.

COMMON STOCK

During the years ended September 30, 2006 and 2007, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities. Following is a description of stock issuances in 2006 and 2007:

In October 2005 the Company issued 2,000,000 shares of its common stock to Darren Bloom as his compensation in the role of, CFO, Secretary - Treasurer. The Company has filed suit against Mr. Bloom for the return of the shares for breach of contract. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY, continued

COMMON STOCK, continued

In February 2006 the Company issued 200,000 shares of common stock to The Research Works for consulting services, valued at $70,000.

In March 2006 the Company entered into a contract with Global Investment Holdings, LLC ("Global"). Global acts as a consultant and provides advice in the areas of paper-based stock and internet-based stock information publishers who are in compliance with the federal securities laws, etc. For their services, Global will receive 400,000 restricted shares of common stock each month for a period of six months commencing March 1, 2006. The Company used the services of Global for seven months in 2006 and issued Global a total of 1,600,000 shares in 2006 with a value of $1,300,000. An additional 1,220,000 shares were issued to Global subsequent to September 30, 2006, with a value of $830,000. The liability for the services performed for which shares were not issued in 2006 is presented as accrued stock-based compensation of $231,000 in the accompanying balance sheet.

In March 2006 the Company also issued 400,000 shares of common stock to Security Pacific Holdings LLC for consulting services, valued at $100,000.

During May 2006, the Company entered into a Private Placement Agreement with Brill Securities, Inc. to act as a financial advisor for the private placement of shares of common stock of TX Holdings. Pursuant to the private placement memorandum $1,240,000 of units were placed. The units contained an aggregate of 4,133,324 shares of the Company's common stock and 4,133,324 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of two years at an exercise price of $.50 per share and is subject to a call provision. The warrants are exercisable for up to twenty-four (24) months after the date of their issuance and the exercise price is subject to adjustment for stock splits, combinations and dividends. The Company may call the warrant at anytime after January 1, 2007 if the stock price of the Company is trading above $1.50 per share for a period of ten (10) trading days as quoted on the stock quotation system where the shares are regularly traded. If the Company chooses to call the warrants, then the warrant holder shall have twenty trading days from the day the Company sets as the call date to surrender the warrants with the required payment If the warrant holder fails to exercise the warrants within the twenty day period, the warrants expire.

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

In June 2006 the Company issued 17,900 shares of common stock to Michael Pisani for consulting services in assisting with investor relations efforts, valued at $18,079.

In June 2006 the Company also issued 11,400 shares of common stock to Barker Design Inc. for website design services valued at $11,514.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY, continued

STOCK OPTIONS AND WARRANTS

On December 12, 2002, the award of five year options to purchase 294,341 shares of TX Holdings Common Stock at $0.01 per share to Robert Wilson, then Chairman and Chief Executive Officer of the Company was authorized in lieu of $54,000 in compensation earned during calendar year 2001, and cash advances and accrued interest of $19,585 for a total of $73,585. The options were exercised in December 2005.

On July 21, 2005, a warrant to purchase 1,434,088 shares of TX Holdings stock was issued to Baker, Johnston & Wilson LLC ((now Baker & Johnston LLC ("B & J")) at an exercise price of $.15 a share pursuant to a forbearance agreement between B & J and the Company. Under the forbearance agreement B & J agreed not to seek collection of $215,113 owed to it by TX Holdings for legal services and expenses until January 21, 2007. In 2007 the warrant was exercised in exchange for the $215,113 owed by the Company.

On March 28, 2006, warrants to purchase a total of 800,000 shares of the Company's common stock at an exercise price of $0.30 were issued to Michael A Cederstrom (200,000 shares), Douglas C. Hewitt (300,000 shares) and Bobby Fellers (300,000 shares). The warrants expires on March 27, 2010 and are callable by the Company if the market value of TX Holding Stock is has been at least 2 1/2 times the exercise price for 20 consecutive trading days.

In September 1, 2006, the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted a warrant to purchase 250,000 shares of the Company's Common Stock at an exercise price of $0.30 per share. The warrant expires on March 27, 2010.

On September 28, 2007, warrants to purchase a total of 2,000,000 shares of the Company's common stock at an exercise price of $0.28 were issued to Michael A Cederstrom (1,000,000 shares) and Jose Fuentes (1,000,000 shares). The warrants expire on September 30, 2011and vest over a two year period with 1,000,000 shares vesting September 28, 2007 and 1,000,000 shares vesting September 28, 2008.

On September 28, 2007, a convertible promissory note was issued to Mark Neuhaus in the amount of $1,199,886 which bears interest at 8% per year. The note is for a period of two years and contains an automatic conversion at the end of the period. The Company may pay the note in full at any time prior to the maturity of the note. The total shares to be held for conversion is 4,970,954 shares.

Following is a summary of outstanding stock warrants at September 30, 2007 and 2006 and activity during the years then ended:

                                            Number of    Exercise     Weighted
                                                                      Average
                                             Shares       Price         Price
                                           ----------- ------------ ------------

  Warrants at September 30, 2005             1,728,423 $0.01 - 0.15 $       0.01

  Issued                                     5,418,324  0.30 - 0.50         0.15
  Exercised                                  (294,341)         0.01
                                          ------------

  Warrants at September 30, 2006             6,852,406  0.01 - 0.15         0.13

  Issued                                    2,,355,827  0.21 - 0.28         0.27
  Expired                                    (800,000)         0.30         0.30
  Exercised                                (1,789,909)) 0.15 - 0.21         0.16
                                          ------------

  Warrants at September 30, 2007             6,618,324 $0.28 - 0.50 $       0.42
                                          ============

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY, continued

STOCK OPTIONS AND WARRANTS, continued

A summary of outstanding warrants at September 30, 2006, follows:

                                                                     Contractual
                                                                    Remaining
                                            Number of   Exercise        Life
         Expiration Date                      Shares      Price       (Years)
  ------------------------------            ---------- ----------- -------------

  October 2008                               4,368,324        0.50           1.0
  March 2010                                   250,000        0.30           3.5
  September 2011                             2,000,000        0.28           4.0
                                           -----------

  Warrants at September 30, 2007             6,618,324
                                           ===========

NOTE 8 - RELATED PARTY TRANSACTIONS

Mark Neuhas, Chairman of the Board of Directors and Chief Executive Officer of the Company and entities he controls have provided much of the support of the Company in the development stage. As described in Note 7, the Company issued a convertible promissory note in the amount of $1,199,886 bearing interest at 8% per year and due and payable within two years. The conversion price is $0.28 per common share which will automatically convert on the two-year anniversary of the note if not paid in full by the Company. This convertible promissory note is the result of the consolidation of stockholder advances made by Mark Nuehaus entities he controls.

Included in the financial statements at September 30, 2006 are advances from stockholder/officer of $164,385 and due Mark Neuhaus. Interest has been accrued on these advances at rates ranging from 8% to 10% in 2007 interest expense of $35,171, in the accompanying statement of operations, relates to those advances.

In June 2007 the Company enetered into a strategic alliance agreement with Hewett Energy Group, LLC to identify reserves and prospects, and to establish production from the projects mutually owned or contemplated to be jointly owned by the entities in states of Texas, Kansas and Oklahoma. Hewett Energy Group, LLC is controlled by a former member of the Company's board of directors. During 2007 the Company's Chief Executive Officer, who is a major stockholder, transferred stock with a market value of $352,560 to Hewett Energy Group, LLC to acquire an interest in the Perth field in Kansas.

                                                          2007         2006
                                                      ------------ -------------

  Beginning balance                                   $    164,385  $    214,697

  Expoenses paid and added to
   note                                                     84,345             -
  Interest accrued                                          35,171             -
  Common stock issued at fair
   market value for
   services and added to
    advances                                               616,750             -
  Common stock issued at fair
   market value for
   oil and gas property
    acquisition                                            352,560             -
  Repayments                                                     -      (50,312)
  Contributions to stockholders'
   equity                                                 (53,325)             -
  Converted to convertible
   promissory note                                     (1,199,886)             -
                                                      ------------ -------------

  Ending balance                                      $          -  $    164,385
                                                      ============ =============

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
------------------------------------------------------------------------------


NOTE 9 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non cash investing and financing activities during the years ended September 30, 2007 and 2006:

                                                         2007          2006
                                                     ------------- -------------

  Notes payable to stockholders
   converted to
   common stock                                       $    350,000 $           -

  Stockholder advances
   contributed to the
   Company                                                  53,325             -

  Common stock issued by the
   Company's
   Former Chief Executive
    Officer and
   Chairman for oil and gas
    property
   Acquisitions and an increase
    in advances                                            352,560             -
   from officer/stockholder

  Advances from
   officer/stockholder converted
   to
   long-term convertible debt                            1,199,886             -

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

Item 8A Controls and Procedures

Effectiveness of Disclosure and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internalcontrol over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation offinancial statements for external purposes in accordance with generally acceptedaccounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures that:(i) pertain to the maintenance of records that, in reasonable detail, accuratelyand fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of managementand directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate. Management assessed the effectiveness of the Company's internal control over financial reporting as of September 30, 2005. In making this assessment, management used the criteria setforth by the Committee of Sponsoring Organizations of the Treadway Commission
(COSO) in Internal Control-Integrated Framework.

Based on our assessment and those criteria, management has concluded that the Company did not maintain effective internal control over financial reporting as of September 30, 2006 as a result of material weaknesses in internal controls surrounding the accounting for common stock and preferred stock issuances that resulted in significant adjustments to the financial statements and weakness in financial ststement disclosures.

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

                                    PART III


Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table shows the names, ages and positions held by our executive officers, directors and significant employees at December 10, 2007:

           Name                    Age                     Position
-------------------------- ------------------- ---------------------------------

William Shrewsbury                 63          Chief Executive Officer and
Chairman of the Board of
 Directors

Rob Hutchings                      65          Interim President and Director

Mark Neuhaus                                   Former Chairman of the Board of
                                   52           Directors and
                                               President (Chief Executive
                                                Officer)
                                               (resigned December 10, 2007)

Michael A. Cederstrom              54          Interim Chief Financial Officer

W.A. Alexander                     70          Chief Operating Officer

Jose Fuentes                       60          Vice President of Finance

Martin Lipper                      73          Director

Bobby S. Fellers                   57          Director

Business Experience of Executive Officers and Directors

William "Buck" Shrewsbury, CEO and Chairman of the Board, age 63. Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering. He served as the IT Manager with a large steel mill for 19 years. Mr. Shrewsbury owns his own trucking company as well as being an agent for a major transportation company.

Rob Hutchings, Interim President and Director, age 65. Mr. Hutchings graduated from the Royal Institute of Chemistry. He has over 30 years of experience in commercial and industrial product development and market realization with Vulcan Sun Ltd. This experience has provided Mr. Hutchings the opportunity to manage and interface between research, development, production, sales, marketing, and finance strategies to maximize business objectives.

Mr. Neuhaus served as Chairman and Chief Executive Officer from December 12, 2002 until December 10, 2007. Mr. Neuhaus and his wife, Nicole B. Neuhaus, own 100% of MA&N, LLC and other investment funds specializing in small cap public companies, which Mr. Neuhaus manages and had been his principal occupation since 1995 until his involvement in TX Holdings. Prior to 1995, Mr. Neuhaus founded several startup companies including Solar Engineering in 1987, which later became US Electric Car. Mr. Neuhaus was also one of the founding shareholders of Interactive Motorsports and Entertainment.

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

Martin Lipper, Director, age 73, is a Korean War Veteran. Mr. Lipper graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics. Mr. Lipper began his career on Wall St. as a securities analyst specializing in bank stock analysis. He Joined the Bank of N.Y. and was the senior bank insurance and finance analyst. Later he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics. Mr. Lipper currently service as Senior Vice President and Research Director of Baron Group U.S.A.

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

                         SUMMARY COMPENSATION TABLE
                         --------------------------

                                                              Long Term Compensation
                       Annual Compensation                  Awards               Payouts
                                                                 Securities
                                         Other       Restricted    Under-
 Name And                                Annual         Stock      Lying    LTIP   All Other
 Principal             Salary  Bonus  Compensation  Compensation  Options/ PayoutsCompensation
 Position       Year    ($)     ($)       ($)            ($)      SARs (#)   ($)      ($)

   Mark                                                  N/A        N/A      N/A      (1)
 Neuhaus,                                                N/A        N/A      N/A      N/A
   Chief                                                 N/A        N/A      N/A      N/A
 Executive      2007    -0-     -0-       -0-            N/A        N/A      N/A      N/A
  Officer       2006    -0-     -0-       -0-
    and         2005    -0-     -0-       -0-
  Chairman      2004    -0-     -0-       -0-
Michael A.
 Cederstrom     2007     0       0      180,000          N/A        N/A      N/A      N/A
   Jose
  Fuentes       2007  150,000    0                       N/A        N/A      N/A      N/A
Fuentes

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

Equity Compensation Plan Information - Employment Agreements

On December 24, 2007, the 1,000 shares of preferred stock owned by Mark Neuhaus were canceled and exchanged with 10,715,789 shares of common stock. The cancellation of the preferred stock released Mr. Neuhaus's total voting control of the Company. Mr. Neuhaus still has substantial control of the Company via his common stock ownership.

In May, 2006 an employment agreement was entered into with Mr. Neuhaus the president, CEO and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition the employment agreement provides to Mr. Neuhaus 1,000 shares of preferred stock with no rights of conversion to common stock. The preferred stock documents provide Mr. Neuhaus with voting rights equivalent to 50% of the common shares of issued by the Company. During the fiscal year 2006 Mr. Neuhaus waived his monthly salary.

On March 28, 2006, the Company entered into a Contract with Michael A. Cederstrom for services as the part time interim Chief Financial Officer. Mr. Cederstrom was granted warrants to purchase 200,000 shares of TX Holdings Company Stock at an exercise price of $0.30 per share. The September 28, 2007 warrants will expire on March 27, 2010. In addition, Mr. Cederstrom performs legal services for the Company through his law firm, Dexter and Dexter. The Company pays to Dexter and Dexter the sum of $15,000 per month for legal representation.

On March 28, 2006, the Company entered into a consulting  agreement with Douglas
C. Hewitt to provide technical support and advice in setting up the oil and gas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010. Mr. Hewitt resigned from the Company on August 10, 2007.

On March 28, 2006, the Company entered into an agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On July 1, 2006, the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

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

Name                  No. of Securities        % of Total Options      Exercise
Expiration Date        Underlying Options       Granted to Employees    Price
                       Granted (#)              in Fiscal               ($/Sh)
--------------------------------------------------------------------------------
W.A. Alexander
March 27, 2010                        250,000                    23.8      $0.30
Michael A.
 Cederstrom
March 27, 2010                        200,000                    19.0      $0.30
Bobby S. Fellers
March 27, 2010                        300,000                    28.6      $0.30
Douglas C. Hewitt
March 27, 2010                        300,000                    28.6      $0.30

Messer Fellers and Hewitt were granted warrants to purchase securities of the Company for consulting services provided to the Company.

The following table provides information related to options and warrants granted to the named executive officers and directors during the 2007 fiscal year. The Company does not have any outstanding stock appreciation rights.

Name                  No. of Securities    % of Total Options Granted Exercise
Expiration Date        Underlying Options   to Employees in Fiscal     Price
                       Granted (#)                                     ($/Sh)
--------------------------------------------------------------------------------
Michael A.
 Cederstrom
September 28, 2011               1,000,000                        50%      $0.28
Jose Fuentes
September 28, 2011               1,000,000                        50%      $0.28

Aggregated Option Exercises During 2006 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2006 fiscal year and number and value of such options held at fiscal year-end.

                                                              Value of Unexercised In-the-
  Number of Securities Underlying Unexercised                   Money Options at Fiscal
             Options at Fiscal Year-                                      Year-
                    End (#)                                           End ($) (1)
------------------------------------------------              ----------------------------
              Shares
               Acquired
                 on
               Exercise   Value
       Name       (#)     Realized Exercisable Unexercisable  Exercisable Unexercisable
======================== ========= ----------- -------------- ----------------------------
W.A. Alexander       N/A       N/A     250,000            -0-     700,000              -0-
Michael
A. Cederstrom        N/A       N/A     700,000        500,000     196,000          140,000
Jose Fuentes         N/A       N/A   1,000,000        500,000     140,000          140,000
Bobby S.
 Fellers             N/A       N/A     300,000            -0-      84,000              -0-
Douglas C.
 Hewitt              N/A       N/A     300,000            -0-      84,000              -0-

(1) Based on the closing price of $0.28 at September 30, 2006.


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

Name of Beneficial Owner (1)                    Amount and Nature of Beneficial
Percent of Class                                                       Ownership
--------------------------------------------------------------------------------
Mark Neuhaus
19.7%                                                              7,662,626 (3)
Darren Bloom
7.4%                                                                   2,000,000
Nicole B. Neuhaus
8.6%                                                               4,647,626 (4)
MA&N LLC
17.2%                                                                  4,647,626
David R. Baker
6.0%                                                               1,632,669 (5)
Ned Baramov
3.5%                                                                     940,000
Michael A. Cederstrom
3.87%                                                           1,200,000 (6)(7)
Jose Fuentes
3.22%                                                               1,000,000(7)
William "Buck" Shrewsbury
4.51%                                                                  1,400,000
Martin Lipper
1.29%                                                                    400,000
Rob Hutchings*                                                           100,000
Bobby S. Fellers                                                     300,000 (6)
W.A. Alexander                                                       250,000 (6)

All Directors and executive officers
(5 persons)                                                           10,561,126


      * Represents less than 1% of our outstanding common stock.

(1) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 1701 North Judge Ely Blvd., #6480, Abilene, Texas 79601.

(2) Based upon shares of common stock outstanding as of December 8, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of December 27, 2007 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December 27, 2007 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

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

(7) Represents warrants issued to each individual for their specific role with the Company during the fiscal year 2007.

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

Item 12 Certain Relationships and Related Transactions

Particular Transactions

There have been no transactions during the last two years between the Company and any officer, director, nominee for election as director, or any shareholder owning more than 5% of the Company's outstanding shares, or any member of any such individual's immediate family, as to which the amount involved in the transaction or a series of similar transactions exceeded $60,000, except as set forth below:

(1) During 2006, the Company entered into agreements to purchase, from a company beneficially owned by Bobby S. Fellers, two fields. Mr. Fellers is a Member of the Board of Directors of the Company. The Contract Area #1 field and the Park's Lease field. Mr. Fellers through his company has retained a 40% working interest in the Contract Area #1 field and a 25% working interest in the Park's Lease. The Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

(2) On March 28, 2006, the Company entered into a consulting agreement with Mr. Bobby S. Fellers, a Member of the Company's Board of Directors, to provide technical support and advice in organizing the Company's oil and gas operations. Mr. Fellers received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.30 per share.

(3) On December 12, 2005, the Company issued 2,000,000 shares of TX Holdings Common Stock to Darren Bloom, Mr. Bloom was Secretary-Treasurer and member of the Board of Directors. The shares represented $100,000 of stock compensation for 2005. Mr. Bloom is the brother of Nicole B. Neuhaus, the wife of Mark Neuhaus, the Company Chief Executive Officer and Chairman of the Board of Directors. Subsequently, Mr. Bloom resigned from all positions with the Company. The Company has filed suit for return all of the shares of Company Common Stock.

(4) The law firm of Dexter and Dexter, located in the state of Utah, has been engaged by the Company and is paid $15,000 per month for legal services. Mr. Michael A. Cederstrom, the Company's part-time interim Chief Financial Officer is a partner with Dexter and Dexter.

(5) On March 28, 2006, the Company entered into a consulting agreement with Mr. Douglas C. Hewitt, a Member of the Company's Board of Directors, to provide technical support and advice in organizing the Company's oil and gas operations. Mr. Hewitt received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.30 per share.

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

(8) On September 28, 2007, a warrant to purchase 1,000,000 shares of TX Holdings, Inc. common stock at an exercise price of $0.28 was issued to Jose Fuentes for services.

(9) On September 28, 2007, a warrant to purchase 1,000,000 shares of TX Holdings, Inc. common stock at an exercise price of $0.28 was issued to Michael A.Cederstrom for services.

(10) On December 24, 2007, the 1,000 shares of preferred stock owned by Mark Neuhaus were canceled and exchanged with 10,715,789 shares of common stock. The cancellation of the preferred stock released Mr. Neuhaus's total voting control of the Company. Mr. Neuhaus still has substantial control of the Company via his common stock ownership.

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

Item 13 Exhibits and Reports on Form 8-K


Exhibit   Description
No.

--------------------------------------------------------------------------------------------------
          Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of R
           Wireless Corporation dated December 12, 2002 by and between MA&N LLC and R Wireless
     2.1   Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
          Sale of Assets Agreement dated November 15, 2002 between HOM Corporation and Stuckey
           Enterprises (list of assets omitted, to be furnished upon request of the Commission)
     2.2   (1)
          Stock Acquisition Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc.
     2.3   and Homes by Owner, Inc.
          Escrow Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc., Homes by
     2.4   Owner, Inc. and David Baker. (11)
          Extension Agreement dated March 5, 2004 between Jim Evans, R Wireless, Inc., and Homes
     2.5   by Owner, Inc. (12)
3.1a      Composite Articles of Incorporation of R Wireless, Inc, as amended to reflect the change of name from HOM Corporation, effective January 22, 2003 (3)
     3.2  By-Laws of HOM Corporation as adopted December 12, 2002 (13)
          Instrument defining rights of holders (See Exhibit No. 3.1a, Articles of Incorporation -
       4   Article Four)
          Warrant to Purchase Shares of Common Stock of R Wireless, Inc. issued to Baker, Johnston
     4.2   and Wilson LLP, dated July 21, 2005
          Agreement to Merge - Freedom Homes, Inc. - Homes By Owners, Inc., dated March 24, 2005
    10.4   (6)
          Forbearance Agreement between David R. Baker, Baker, Johnston & Wilson LLP, and R
           Wireless, Inc., dated as of July 21, 2005 Services Settlement Agreement between David.
    10.5   Baker and R Wireless, Inc., dated August 1, 2005
          Amendment to Forbearance Agreement and Warrant between Baker & Johnston LLP, and TX
    10.6  Holdings, Inc., dated as of November 1, 2005
          Convertible Promissory Note between Mark S. Neuahaus and TX Holdings Inc. dated
    10.8   September 28, 2007
    16.1  Letter of Elliott Davis LLC (8)
    21.1  List of Subsidiaries of R Wireless, Inc. (2)
    31.1  Certification of Mark Neuhaus, CEO of TX Holdings, Inc.
    31.2  Certification of Michael A. Cederstrom, Esq., CFO of TX Holdings, Inc.
    31.3  Certification of William "Buck" Shrewsbury, CEO of TX Holdings, Inc.
    31.4  Certification of Rob Hutchings, Interim President of TX Holdings, Inc.
    32.1  Certification of Mark Neuhaus pursuant to Section 1350
    32.2  Certification of Michael A, Cederstrom, Esq., pursuant to Section 1350
    32.3  Certification of William "Buck" Shrewsbury, pursuant to Section 1350
    32.4  Certification of Rob Hutchings, pursuant to Section 1350
    33.1  R Wireless, Inc. Code of Ethics adopted February 24, 2004 (7)
    99.7  Employment Agreement between Registrant and Ned Baramov dated January 15, 2003 (5)
    99.8  Employment Agreement between Registrant and Mark Neuhaus dated January 15, 2003 (5)
    99.9  Employment Agreement between Registrant and Darren Bloom dated August, 2005 (9)
          Settlement Agreement between the SEC and Mark S. Neuhaus regarding case SEC vs
   99.10   Univerisal Express Inc.

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

Hiring of W.A. "Bill" Alexander as Chief Operating Officer of TX Holdings, Inc.; filed with the Security and Exchange Commission on August 2, 2006.

Hiring of Jose Fuentes as Vice President-Finance of TX Holdings, Inc.; filed with the Security and Exchange Commission on February 2, 2007.

On February 14, 2007, the Company announced it had received a $7,500,000 letter of commitment from its investment banker's The Baron Group Ltd. The funding was to be broken into three components $500,000 of bridge funding, $2,000,000 in equity and $5,000,000 in the form of debt to be based on the companies energy reserves. All of this funding was to be done on a best efforts basis.

On February 21, 2007, the Company received a $7,500.000 letter of commitment from its investment banker, the Baron Group, Ltd. The Company first announced its investment and merchant banking relationship with the Baron Group on November 20, 2006.

On November 21, 2007, the Company reported that Mark Neuhaus, Chairman settled his involvement in the case of SEC VS Universal Express, Inc.

Item 14 Principal Accountants Fees and Service

The aggregate fees we paid to Ham Langston & Brezina, LLP for the years ended September 30, 2007 and 2006 were as follows:

*T
                                     2007      2006
---------------------------------------------------
Audit Fees                        $35,000   $30,000
Audit-Related Fees
Total Audit and Audit-Related
 Fees

Tax Fees
All Other Fees
Total                             $35,000   $30,000

                                   SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                TX HOLDINGS, INC.


                                           By:  /s/   William
                                                "Buck" Shrewsbury
                                                William "Buck Shrewsbury
                                                Chief Executive Officer

Dated: December 28, 2007


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ William "Buck" Shewsbury      Chairman of the Board of
      -------------------------         Directors and Chief
      William "Buck" Shrewsbury         Executive Officer
      December 28, 2007

      /s/ Rob Hutchings                 President
      -------------------------
      Rob Hutchings
      December 28, 2007

      /s/ Mark Neuhaus                  Former Chairman of the
      -------------------------         Board of Directors and
      Mark Neuhaus                      Chief Executive Officer
      December 28, 2007

      /s/ Michael A. Cederstrom         Chief Financial Officer
      -------------------------
      Michael A. Cederstrom
      December 28, 2007

      /s/ Bobby S. Fellers              Director
      -------------------------
      Bobby S. Fellers
      December 28, 2007

      /s/ Martin Lipper                 Director
      -------------------------
      Martin Lipper
      December 28, 2007