Form 10QSB
period 2007-12-31
TX Holdings, Inc.
filed 2008-02-20
CIK 1133798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2007
                           ---------------------------

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

                           Formerly, R Wireless, Inc.
                          ----------------------------
    (Former name, former address and former fiscal year if changed from last report.)

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

As of February 18, 2008, there were 42,560,144 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TX Holdings, Inc.
                                   Form 10-QSB
                     For the Quarter Ended December 31, 2007

                                Table of Contents

             PART 1-FINANCIAL INFORMATION

   Item 1 Condensed Financial Statements

          Unaudited Balance Sheet as of December 31, 2007
          and September 30, 2007                                               3

          Unaudited Statements of Operations for the
          Three Ended December 31, 2007 and 2006, and for the Period From
           Inception of the Development Stage, October 1, 2004 to December
           31, 2007                                                            4

          Unaudited Statement of Changes in Stockholders' Equity (Deficit)
           for the
          Three Months Ended December 31, 2007                                 5

          Unaudited Statements of Cash Flows for the Three Months
          Ended December 31, 2007 and 2006, and for the Period From Inception
           of the Development Stage, October 1, 2004 to December 31, 2007      6

          Notes to Financial Statements (Unaudited)                            7

   Item 2 Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                           12

   Item 3 Controls and Procedures                                             13

             PART II-OTHER INFORMATION

   Item 1 Legal Proceedings                                                   14

   Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         14

   Item 3 Defaults upon Senior Securities                                     14

   Item 4 Submission of Matters to a Vote to Security Holders                 14

   Item 5 Other Information                                                   14

   Item 6 Exhibits                                                            14

SIGNATURES                                                                    15

PART 1-FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

                                      TX HOLDINGS, INC.
                          A CORPORATION IN THE DEVELOPMENT STAGE
                                 UNAUDITED BALANCE SHEETS
                         December 31, 2007 and September 30, 2007

-------------------------------------------------------------------------------------------

                                                            December 31,    September 30,
                                                                2007            2007
                                                           -------------- -----------------

                          ASSETS
Current assets:
  Cash and cash equivalents                                 $           -  $              -

    Total current assets                                                -                 -

Deposits for oil and gas property acquisition                     378,000           378,000
Property and equipment, net                                       616,530           617,038
Other assets                                                        5,000             5,000
                                                           -------------- -----------------

        Total assets                                        $     999,530  $      1,000,038
                                                           ============== =================

          LIABILITIES AND STOCKHOLDERS' DEFICIT
Current
 liabilities:
  Note payable to a stockholder                             $     170,000  $       170,0000
  Accounts payable and accrued liabilities                        615,474           491,788
  Accrued stock-based compensation                                231,000           231,000
  Advances from officers/directors                                 91,640                 -
                                                           -------------- -----------------

    Total current liabilities                                   1,108,114           892,788
                                                           -------------- -----------------

Convertible debt to stockholder/officer                         1,199,886         1,199,886
                                                           -------------- -----------------

      Total liabilities                                         2,308,000         2,092,674

Commitments and contingencies

Stockholders' equity (deficit):
  Preferred stock: no par value, 1,000,000 shares
    authorized, 1,000 shares issued or outstanding              1,018,000         1,018,000
  Common stock: no par value, 250,000,000 shares
    authorized, 31,884,355 and 31,884,355 shares
    issued and outstanding at December 31, 2007
    and September 30, 2007                                      8,443,004         8,443,004
  Additional paid-in capital                                      800,409           800,409
  Accumulated deficit                                         (1,803,507)       (1,803,507)
  Losses accumulated in the development stage                 (9,766,376)       (9,550,542)
                                                           -------------- -----------------

    Total stockholders' equity (deficit)                      (1,308,470)       (1,092,636)
                                                           -------------- -----------------

        Total liabilities and stockholders' equity
         (deficit)                                          $     999,530  $      1,000,038
                                                           ============== =================

     The accompanying notes are an integral part of the unaudited condensed financial statements

                                           TX HOLDINGS, INC.
                                A CORPORATION IN THE DEVELOPMENT STAGE
                                       STATEMENTS OF OPERATIONS
             For the Three months Ended December 31, 2007 and 2006 and for the Period from
               Inception of the Development Stage, October 1, 2004, to December 31, 2007
-------------------------------------------------------------------------------------------------------

                                                                                        Inception of
                                                                                         Development
                                                                                          Stage to
                                                      Three Months Ended December 31,   December 31,
                                                      -------------------------------
                                                           2007            2006             2007
                                                      --------------  --------------- -----------------

Operating expenses, except items shown
  separately below                                     $     132,588   $      188,592  $      1,521,605
  Stock-based compensation                                         -          231,000         6,644,504
  Professional fees                                           54,258          108,217           938,600
  Lease expense                                                    -                -            17,392
  Depreciation expense                                           508               56             3,146
  Advertising expense                                              -           22,165            83,265
                                                      --------------  --------------- -----------------

    Total operating
     expenses                                                187,354          550,030         9,208,512
                                                      --------------  --------------- -----------------

Loss from operations                                       (187,354)        (550,030)       (9,208,512)
                                                      --------------  --------------- -----------------

Other income and
 (expenses):
  Other income                                                     -                -               710
  Loss on disposal of
   equipment                                                       -                -           (7,000)
  Forbearance agreement
   costs                                                           -                -         (211,098)
  Interest expense                                          (28,480)          (4,573)         (340,976)
                                                      --------------  --------------- -----------------

    Total other income and (expenses),
     net                                                    (28,480)          (4,573)         (557,864)
                                                      --------------  --------------- -----------------

Net loss                                               $   (215,834)   $    (554,603)  $    (9,766,376)
                                                      ==============  =============== =================


Net loss per common share - basic and
 diluted                                               $      (0.01)   $       (0.02)
                                                      ==============  ===============

Weighted average number of common shares
  outstanding - basic and
   diluted                                                28,827,015       26,665,669
                                                      ==============  ===============


    The accompanying notes are an integral part of these unaudited condensed financial statements

                                                       TX HOLDINGS, INC.
                                              A CORPORATION IN THE DEVELOPMENT STAGE
                                 UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                                           For the Three Months Ended December 31, 2007

----------------------------------------------------------------------------------------------------------------------------------

                                                                                                         Losses
                                                                              Additional               Accumulated
                                                                                                         in the
                                                                                                       Development
                                    Preferred Stock        Common Stock        Paid-In   Accumulated       Stage
                                   ------------------ -----------------------
                                   Shares   Amount      Shares      Amount     Capital     Deficit                      Total
                                   ------ ----------- ----------------------- ---------- ------------ ------------- --------------

Balance at September 30, 2007       1,000 $ 1,018,000  31,884,355 $ 8,443,004  $ 800,409 $(1,803,507) $ (9,550,542) $  (1,092,636)

Net loss                                -           -           -           -          -            -     (215,834)      (215,834)
                                   ------ ----------- ----------- ----------- ---------- ------------ ------------- --------------

Balance at December 31, 2007        1,000 $ 1,018,000  31,844,355 $ 8,443,004  $ 587,703 $(1,803,507) $ (9,776,376) $  (1,308,470)
                                   ====== =========== =========== =========== ========== ============ ============= ==============


     The accompanying notes are an integral part of the unaudited condensed financial statements

                                    TX HOLDINGS, INC.
                          A CORPORATION IN THE DEVELOPMENT STAGE
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
         For the Three Months Ended December 31, 2007 and 2006 and for the Period
               From Inception of the Development Stage, October 1, 2004, to
                                    December 31, 2007
------------------------------------------------------------------------------------------

                                                                            Inception of
                                                                            Development
                                                                              Stage to
                                                 Three Months Ended
                                                      December31,           December 31,
                                             ----------------------------
                                                 2007           2006            2007
                                             ------------- -------------- ----------------

Cash flows from operating activities:
  Net loss                                   $   (215,834) $    (554,603) $    (9,766,376)
  Adjustments to reconcile net loss to net
   cash used in
    operating activities
    Warrants issued for forbearance
     agreement                                           -              -          211,098
    Loss on disposal of equipment                        -              -            7,000
    Depreciation expense                               508             56            3,146
    Common stock issued for services                     -        830,000        5,447,899
    Preferred stock issued for services                  -              -          376,605
    Common stock issued to settle accounts
     payable                                             -              -          251,308
    Common stock issued in payment of
     interest expense                                    -              -          196,666
    Common stock issued by an
     officer/stockholder to satisfy
         expenses of the Company and
          increase stockholders'
         advances                                        -              -          616,750
    Accrued interest added to stockholder
     advances                                       28,480          4,573           63,651
    Changes in operating assets and
     liabilities:
      Prepaid expenses and other assets                  -         10,000          (4,750)
      Accounts payable and accrued
       liabilities                                  95,206      (558,932)        1,298,712
                                             ------------- -------------- ----------------

          Net cash used by operating
           activities                             (91,640)      (268,906)      (1,298,291)
                                             ------------- -------------- ----------------

Cash Flows From Investing Activities:
  Deposits paid for oil and gas property
   acquisitions                                          -      (125,000)        (378,000)
  Property and equipment additions                       -       (40,120)        (335,556)
                                             ------------- -------------- ----------------

          Net cash provided by investing
           activities                                    -      (165,120)        (713,556)
                                             ------------- -------------- ----------------

Cash flows from financing activities:
  Repayment of notes payable to banks                    -              -         (20,598)
  Proceeds from notes payable to
   stockholders                                          -        100,000          520,000
  Proceeds from sale of common stock                     -              -        1,164,997
  Proceeds from exercise of warrants                     -              -           78,404
  Proceeds from stockholder/officer
   advances                                         91,640       (62,000)          269,044
  Proceeds from stockholder/officer
   advances                                              -         75,462                -
                                             ------------- -------------- ----------------

          Net cash provided by financing
           activities                               91,640        113,462        2,011,847
                                             ------------- -------------- ----------------

Increase (decrease) in cash and cash
 equivalents                                             -      (320,564)                -

Cash and cash equivalents at beginning of
 period                                                  -        332,546                -
                                             ------------- -------------- ----------------

Cash and cash equivalents at end of period   $           - $       11,982 $              -
                                             ============= ============== ================

Supplemental disclosure of cash flow
 information
  Cash paid for interest expense             $           - $        4,573
  Cash paid for income taxes                             -              -

     The accompanying notes are an integral part of the unaudited condensed financial statements

                              TX HOLDINGS, INC.
                   A CORPORATION IN THE DEVELOPMENT STAGE
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is transitioning from a holding company to an oil and gas exploration and production company. This transition began during 2005 when the Board of Directors made the affirmative election to investigate the oil & gas industry as is discussed below in "CURRENT BUSINESS ACTIVITIES

CURRENT BUSINESS ACTIVITIES

On December 24, 2007, the Company changed the authorized common shares of the Company from 50,000,000 common shares to 250,000,000 common shares.

On December 24, 2007, the Board of Directors canceled the 1,000 preferred shares of stock issued to Mark Neuhaus. The Company issued 10,715,789 common shares to Mr. Neuhaus to replace the preferred shares of stock on February 13, 2008. (See
Note 7 Proffered Stock, below) The Board determined that this was in the best interest of the Company to remove Mr. Neuhaus from complete voting control of the Company.

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

Management raised $1,240,000 in a Private Placement offering during the months of July through September 2006 to finance acquisitions. The funds raised in 2006 were used to purchase an interest in three oil and gas fields located in Texas. Development of the fields began on November 1, 2006, by way of cleaning up the fields and preparing the wells located in the fields for testing required by the State of Texas. As of February 18, 2008, the testing of wells located in the Williams Field has not been completed. In November 2007 work on the Parks Lease began. The Company experienced substantial costs for engineering and other professional services during 2005, 2006 and 2007 in making the transition to an oil and gas exploration and production company. The Company plans to continue using a combination of debt and equity financing to acquire additional fields and to develop those fields. Currently, management cannot provide any assurance regarding the successful development of acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however, it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance the operations.

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC ("Hewitt"), a company owned by Douglas C. Hewitt, Director of TX Holdings, Inc. The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% Working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a 6 month period. The Company used its best efforts to raise the funds necessary to purchase the prospects utilizing its former investment banker, Baron Group. As of December 31, 2007, the Company has not been able to raise the capital needed to participate in all of the prospects. The Company and Hewitt have mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects. No assurance can be given that any negotiations for participation in specific projects will be consummated.

                              TX HOLDINGS, INC.
                   A CORPORATION IN THE DEVELOPMENT STAGE
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

CURRENT BUSINESS ACTIVITIES, continued

In August 2007, the Company entered into an investment banking agreement with Energy Capital Solutions with offices located in Dallas and Houston, Texas. This Agreement requires the Company to pay Energy Capital Solutions three equal monthly payments of $10,000 totaling $30,000. Energy Capital Solutions will use its best efforts to arrange debt and/or equity financing for future acquisitions. The Company will utilize Energy Capital Solutions' expertise in financing energy acquisitions and developments. As of August 1, 2007, the
previous   investment   banking   relationship  with  Baron  Capital  Group  was
terminated.

GOING CONCERN CONSIDERATIONS

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing advantageous businesses opportunities. Management currently believes that its best opportunities lie in the oil and gas industry. The Company's total liabilities exceed its total assets and the Company's liquidity depends excessively on raising new capital.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's successful business plan and to generate profits commensurate to financial viability. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make various assumptions and calculated estimates. These postulates directly affect (a) certain reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements, and
(c) the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, valuation of acquired in-process research and development, measurement of stock-based compensation, and the fair value of the Company's common stock. The Company bases its estimates on historical experience and various other common assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

                              TX HOLDINGS, INC.
                   A CORPORATION IN THE DEVELOPMENT STAGE
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

PROPERTY AND EQUIPMENT

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, costs of carrying and retaining unproved properties, and exploratory dry hole drilling costs, are all expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geological, geophysical, and architectural data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period in which the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well are not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. Its costs can, however, continue to be capitalized if sufficient quantities of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well's economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. The Company determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.

Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs, and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the Company's experience of successful drilling.

Other property and equipment are stated at their historical cost. Major renewals and betterments are capitalized, while maintenance and repairs that do not materially improve or extend the useful lives of the assets are charged to expense as incurred. Costs relating to the initial design and implementation of the Internet web page have been capitalized while the costs of web page maintenance are expensed as incurred. Assets are depreciated over their estimated useful lives using the straight-line method. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

                              TX HOLDINGS, INC.
                   A CORPORATION IN THE DEVELOPMENT STAGE
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At December 31, 2007 the Company has outstanding 6,618,324 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have exercise prices ranging from $0.28 to $0.50 per share and expire at various dates through September 2011.

RECENTLY ISSUED ACCOUNTING STANDARDS

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

NOTE 2 - INCOME TAXES

Following is an analysis of deferred taxes at December 31, 2007:

 Deferred tax assets:
    Net operating losses                               $    1,124,590
    Accrued expenses                                          221,653
    Valuation allowance                                    (1,346,143)
                                                       --------------

  Total deferred tax assets                                       100

  Deferred tax liabilities:
    Basis of property and
     equipment                                                    100
                                                       --------------

  Net deferred tax asset                               $            -
                                                       ==============

The Company has tax net operating loss carryforwards totaling approximately $3,306,000, expiring in 2018 through 2028. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

                              TX HOLDINGS, INC.
                   A CORPORATION IN THE DEVELOPMENT STAGE
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - INCOME TAXES, continued

Net operating losses after December 12, 2002 through September 30, 2007 were approximately $2,882,000. The total net operating losses available to the Company to offset future taxable income is approximately $3,306,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the three months ended December 31, 2007 and 2006:

                                             2007                       2006
                                  -------------------------- --------------------------
                                     Amount       Percent       Amount       Percent
                                  ------------ ------------- ------------ -------------

  Benefit for income tax at
   federal
  statutory rate                  $     73,384            34% $   188,565            34%
  Change in valuation allowance       (73,384)          (34)    (110,025)          (20)
  Non-deductible stock-based
    compensation                             -             -     (78,540)          (14)
                                  ------------ ------------- ------------ -------------

                                  $          -             -% $         -             -%
                                  ============ ============= ============ =============


NOTE 3 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

In May 2006, an employment agreement was entered into with Mr. Neuhaus the president, CEO, and chairman of the Board. The agreement provides that Mr. Neuhaus shall be compensated at the rate of $25,000 per month plus bonuses based on oil and gas production. In addition, the employment agreement provides Mr. Neuhaus with 1,000 shares of preferred stock. The preferred stock has the following rights and privileges:

1. Super voting rights: The preferred stock gives Mr. Neuhaus the right to vote on any item of business submitted to the common shareholders for a vote equivalent to the number of votes representing 50% of the outstanding common shares then issued by company.

2.   No other rights:  The preferred shares have no other rights,  including but
     not  limited  to:  no  conversion   rights;  no  dividend  rights;  and  no
     liquidation priority rights.

During the fiscal year 2006, Mr. Neuhaus waived his salary; however, the preferred stock he had been issued was valued at $1,018,000 due to the fact that the preferred shares granted Mr. Neuhaus complete control over every decision made by the Company.

On December 24, 2007 the Company accepted the resignation of Mark S. Neuhaus as the Chairman of the Board and the CEO of the Company. As part of the resignation Mr. Neuhaus agreed to exchange his 1000 Preferred Shares of Stock for Restricted Common shares. The Company agreed to issue to Mr. Neuhaus 10,715,789 shares of Common Stock. The total amount of shares to be issued was calculated by multiplying the value of the Preferred Stock ($1,018,000) times the current market price of the stock ($0.095) to arrive at the 10,715,789 common shares. By issuing the Common Shares and retiring the Preferred shares, the Company was able to return control to the Shareholders of the Company.

                              TX HOLDINGS, INC.
                   A CORPORATION IN THE DEVELOPMENT STAGE
              NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - STOCKHOLDERS EQUITY, continued

COMMON STOCK

On January 17, 2008 the Secretary of State of Georgia accepted an Amendment from the Company increasing authorized common stock for the Company from 50,000,000 to 250,000,000 shares.

NOTE 4 - SUBSEQUENT EVENTS

On December 24, 2007, the Board of Directors canceled the 1,000 preferred shares of stock issued to Mark Neuhaus. The Company issued 10,715,789 common shares to Mr. Neuhaus to replace the preferred shares of stock on February 13, 2008. (See
Note 7 Preferred Stock, above). The Board determined that this was in the best interest of the Company to remove Mr. Neuhaus from complete voting control of the Company.

ITEM 2 MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

INTRODUCTION

The following discussion is intended to facilitate an understanding of our business and results of operations and includes forward-looking statements that reflect our plans, estimates, and beliefs. It should be read in conjunction with our financial statements and the accompanying notes to the financial statements included herein. Our actual results could differ materially from those discussed in these forward-looking statements.

The Company has never earned a profit, and has incurred an accumulated deficit of $11,569,884 as of December 31, 2007. The acquisition of a controlling interest in the Company by MA&N proved the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties as well. The Company has used the funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company will begin oil production upon the completion of well integrity tests required to be performed by the Texas Railroad Commission on the wells located in the Williams Lease. Upon the successful completion of the test, the Company will be in a position to start the recompletion of the 30 wells located in the Williams Brothers leases. The Company has also begun development of the Parks Lease. If our development plan is successful, and sufficient funds are raised to pay for the development, it is estimated that it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes that it will need to raise additional funds to fully develop its fields, purchase equipment, and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of seventy wells located on the three fields located in Texas. Each of the wells will need to be reworked in order to establish production at a cost of approximately $10,000 to $15,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established, the Company will begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and may increase production of each well up to an estimated eight to twelve barrels per day per well. If the Company is able to produce its wells upon the recompletion, the Company will be profitable if 85 barrels of oil are produced and the price of oil remains above $80.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes, future expansion of its current oil producing properties, and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2007 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2006

REVENUES FROM OPERATIONS

Revenues for the three months ended December 31, 2007 and 2006 were zero. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company anticipates producing revenue in the second quarter of 2008.

EXPENSES FROM CONTINUING OPERATIONS

The Company incurred operating expenses of $187,354 for the three months ended December 31, 2007; a decrease of $362,676 compared to $550,030 for the three months ended December 31, 2006. The majority of the savings was attributable to stock based compensation being reduced to zero at December 31, 2007 from $231,000 for the quarter ending December 31, 2006. The stock based compensation was incurred for fees paid to consultants during the first quarter of 2006. In addition professional fees decreased from $108,217 for the quarter ending
December 31, 2006 to $54,258 for the quarter ending December 31, 2007. The decrease in professional fees was a result of less being paid to petroleum engineers and legal fees. The Company also reduced its operating expense from $188,592 for the quarter ending December 31, 2006 to $131,588 for the quarter ending December 31, 2007. This $57,004 savings was achieved by reducing staff and switching to direct payment of staff instead of leasing staff. The Company continues to ramp-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties. The Company will rely on hiring independent operators for all field work and will not be adding to its in house staff until production has been achieved.

NET INCOME/LOSS

For the quarter ended December 31, 2007, the Company had a net loss of $215,634 representing a positive variance of $238,769 when compared to a net loss of $554,603 for the quarter ended December 31, 2006. The positive variance results from lower stock based compensation as described above, lower personnel related expenses and lower professional fees. Interest expense for the three months ended December 31, 2007, was $23,907 higher than the same period in 2006. The higher interest expense results from cash borrowed from short term loans and officers/shareholders to meet the operations cash requirement and from additional costs to convert debt to equity and beneficial conversion features associated with convertible debt

ITEM 3 CONTROLS AND PROCEDURES

Effectiveness of Disclosure and Procedures

The management of the Company is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) and 15d-15(f) under the Securities Exchange Act of 1934. The Company's internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company's internal control over financial reporting includes those policies and procedures which
(i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedure may deteriorate. Management has assessed the effectiveness of the Company's internal control over financial reporting as of December 31, 2007 and management is of the opinion that the controls are adequate at this time.


                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Management is currently aware of one pending, past, or present litigation involving the Company which management does not believe could have a materially adverse effect on the Company. Management does not know of any outstanding bankruptcy or receivership issues and is also unaware of any securities law violations other than the failure to file Form 10-KSB in 2005 and in 2006 in a timely manner. The same violation occurred in filing Form 10-QSB for the quarterly periods in 2005 and 2006

TX Holdings, Inc. has filed an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04, entitled TX Holdings, Inc. vs. Darren Bloom. The Company has brought an action against Mr. Bloom for breach of contract, damages, and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006, after serving only 9 months. Mr. Bloom currently owns 2,000,000 shares of TX Holdings, Inc.'s common stock. Management believes that this matter can be resolved and that it will have no material effect on the Company operations.

On July 26, 2007, the Company received a letter from the SEC requesting the clarification of certain disclosures contained in its 2006 10KSB and its Form 10QSB for the Interim Period ended March 31, 2007. On or about December 1, 2007 the Company responded to the July 26, 2007 letter. On or January 14, 2009 the Company received a revised letter from the SEC addressing some of the previous issue. Company is working with its auditors to respond to the SEC's request.

Except as disclosed above, the Company has no material legal proceedings in which any director, officer, affiliate of the Company, owner of record or beneficially of more than 5% of any class of voting securities of the Company, or security holder is a party adverse to the Company or has a material interest adverse to the Company.

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

                                TX HOLDINGS, INC.

                                    By: /s/ William "Buck" Shrewsbury
                                            William "Buck" Shrewsbury
                                            Chief Executive Officer

Dated: February 18, 2008

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


 /s/ William "Buck" Shrewsbury  Chairman of the Board of Directors and
-------------------------       Chief Executive Officer
William "Buck" Shrewsbury
February 18, 2008
/s/ Rob Hutchings              President and Director
-------------------------
Rob Hutchings
February 18, 2008

/s/ Michael A. Cederstrom      Chief Financial Officer
-------------------------
Michael A. Cederstrom
February 18, 2008
/s/ Bobby S. Fellers           Director
-------------------------
Bobby S. Fellers
February 18, 2008
/s/ Martin Lipper              Director
-------------------------
Martin Lipper
February 18, 2008