Form 10KSB/A
period 2006-09-30
TX Holdings, Inc.
filed 2008-03-20
CIK 1133798

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                          ----------------------------

                                  FORM 10-KSB/A

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
    (State or Other Jurisdiction          (I.R.S. Employer Identification No.)
  of Incorporation or Organization)

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

                                   FORM 10-KSB
                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2006

                                      INDEX
PART I_______________________________________________________________________  6

  Item 1 Description of Business_____________________________________________  6

  Item 2 Description of Property_____________________________________________ 19

  Item 3 Legal Proceedings___________________________________________________ 21

  Item 4 Submission of Matters to a Vote of Security Holders_________________ 21

PART II______________________________________________________________________ 21

  Item 5 Market for Common Equity and Related Stockholder Matters____________ 21

  Item 6 Management's Discussion and Analysis or Plan of Operations__________ 25

  Item 7 Financial Statements________________________________________________ 27

  Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure____________________________________________ 45

  Item 8A Controls and Procedures____________________________________________ 46

  Item 8B Other Information__________________________________________________ 46

PART III_____________________________________________________________________ 47

  Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act___________________ 47

  Item 10 Executive Compensation_____________________________________________ 49

  Item 11 Security Ownership of Certain Beneficial Owners and Management_____ 52

  Item 12 Certain Relationships and Related Transactions_____________________ 53

  Item 13 Exhibits and Reports on Form 8-K___________________________________ 54

  Item 14 Principal Accountants Fees and Service_____________________________ 56

                                     PART I

Item 1 Description of Business

Overview of Business

TX Holdings, Inc. ("TX Holdings" or the "Company"), formerly named R Wireless, Inc. ("RWLS") and, prior to that, named HOM Corporation ("HOM"), is a Georgia corporation incorporated on May 4, 2000. On December 5, 2004 the Company began to structure itself into an oil and gas production and exploration company. The Company acquired oil and gas leases and began development of oil and gas field operations as of April 11, 2006. (For a discussion of current oil and gas activities see sections "Recent Developments"; "Background for Oil and Gas Business Activities" and "Current Oil and Gas Activities")

History and Corporate Structure

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

In December 2006 Von Gonten requested additional well data on the wells owned by TX Holdings in order to evaluate the wells. Until this information can be provided and evaluated Von Gonten is unable to evaluate any proven reserves.

Current Oil and Gas Activities

We are actively engaged in the exploration, development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006 we entered into a Purchase Sale Agreement with Masada Oil & Gas, Inc. ("Masada") Masada has served as the operating contractor in two of the leases that TX Holdings currently holds in the counties of Callahan and Eastland, Texas. The leases and the current working interest of TX Holdings in each lease are as follows:

a. Contract Area # 1, 60% Working Interest;
b. Park's Lease, 75% Working Interest;
c. Williams Lease, 89% Working Interest.

Currently Tx Holdings is not producing any of its wells. The Company is applying for its Operator's License in Texas. The company is currently refurbishing the William's Lease by repairing electrical lines, flow lines, and testing well integrity. Upon the completion of the well integrity testing and approval by the Texas Railroad Commission, the company will receive its permit to produce the wells. Upon obtaining the Operator's License, TX Holdings will begin production. Once the wells are in production with sufficient production data the information required by Von Gonten to complete its evaluation of the reserves will be provided and a reserve report produced.

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

------------------------------------------

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

------------------------------------------

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

Williams Lease

This lease contains 843 acres with a working interest of 89% owned by the Company. The lease was acquired through a foreclosure sale on August 1, 2006 for the sum of $68,221. There are no contingencies or other commitments. The lease carries an ORRI to the land owners of 25%. The Company's net Revenue interest on the wells contained in this lease is 75%. This lease is limited to production from 1,000 feet and above."

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

                                                Bid Prices ($)
                                             -----------------
                                             High          Low
                                             ----         ----
                Quarter Ended:

                December 31, 2006            0.87         0.45
                September 30, 2006           0.99         0.55
                June 30, 2006                1.07         0.33
                March 31, 2006               0.47         0.19

                December 30, 2005            0.37         0.16
                September 30, 2005           0.55         0.05
                June 30, 2005                0.15         0.06
                March 31, 2005               0.15         0.04

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

Expenses From Continuing Operations - The Company incurred operating expenses of $4,998,139 for the fiscal year ended September 30, 2006 an increase of $4,762,319 compared to $235,820 for the fiscal year ended September 30, 2005. The increase in operating expenses are primarily related to stock-based compenstion increasing to $4,542,901 for the year ended September 30, 2006 from $40,000 for the year ended September 30, 2005 and increses in professional fees as it pursues its business strategy of oil and gas exploration and production.

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

The Company currently requires operating capital of approximately $75,000 per month to meet its current obligations. At this time the Company has no revenue and is unable to meet its current obligations. In the past the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances. The Company will require the officers of the company to continue to receive stock-based compensation and the company will need to borrow or raise sufficient equity capitalization to meet its current obligations. In addition the Company will need to raise approximately $500,000 in working capital to complete the refurbishment and development of the leases it currently owns. If the Company is unable to raise sufficient capital to refurbish and develop its fields, it will need to find working interest partners to assist in the development of its oil and gas leases. The Company's primary challenge is to begin to generate revenue from its oil and gas leases. If the revenue is not generated, then the Company will need to seek merger partners."

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
FINANCIAL STATEMENTS - TABLE OF CONTENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2006 AND 2005
--------------------------------------------------------------------------------


                                                                         Page(s)
                                                                        --------

Report Of Independent Registered Public Accounting Firm                     28

Audited Financial Statements:

  Balance Sheets at September 30, 2006 and 2005                             30

  Statements Of Operations for the years ended September 30, 2006 and
   2005, and for the period from inception of the development stage,
   October 1, 2004, to September 30, 2006                                   31

  Statements Of Changes In Stockholders' Deficit for the years ended
   September 30, 2005 and 2006                                            32,33

  Statements Of Cash Flows for the years ended September 30, 2006 and
   2005, and for the period from inception of the development stage,
   October 1, 2004, to September 30, 2006                                   34

Notes to Financial Statements                                               35

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


/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
March 20, 2007

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
BALANCE SHEETS
September 30, 2006 and 2005

--------------------------------------------------------------------------------

                                                       2006            2005
                                                   -------------   -------------

ASSETS

Current assets:
 Cash and cash equivalents                         $    332,546    $          -
 Prepaid expenses                                        15,000          10,000
                                                   -------------   -------------

  Total current assets                                  347,546          10,000

Deposits for oil and gas property acquisition           253,000               -
Property and equipment, net                             290,318           1,080
                                                   -------------   -------------

       Total assets                                $    890,864    $     11,080
                                                   =============   =============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Accounts payable and accrued liabilities          $    455,251    $    220,277
 Accrued stock-based compensation                       830,000               -
 Advances from stockholders/officer                     164,385         214,697
                                                   -------------   -------------

  Total current liabilitiess                          1,449,636         434,974
                                                   -------------   -------------

Commitments and contingencies

Stockholders' deficit:
 Preferred stock: no par value, 1,000,000 shares
  authorized, 1,000 shares issued or outstanding      1,018,000               -
 Common stock: no par value, 50,000,000 shares
  authorized, 25,782,558 and 16,705,593 shares
  issued and outstanding at September 30, 2006
  and 2005, respectively                              5,104,541       1,618,305
 Additional paid-in capital                             587,703         211,098
 Accumulated deficit                                 (1,803,507)     (1,803,507)
 Losses accumulated in the development stage         (5,465,509)       (449,790)
                                                   -------------   -------------

  Total stockholders' deficit                          (558,772)       (423,894)
                                                   -------------   -------------

       Total liabilities and stockholders' deficit $    890,864    $     11,080
                                                   =============   =============


   The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2006 and 2005 and for the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2006

------------------------------------------------------------------------------------------

                                                                             Inception of
                                                                              Development
                                                                                Stage to
                                                                             September 30,
                                                   2006           2005            2006
                                               -------------  -------------  -------------

Operating expenses, except items shown
 separately below                              $    202,177   $     67,250   $    269,427
 Stock-based compensation                         4,542,901         40,000      4,582,901
 Professional fees                                  211,624        120,706        332,330
 Lease expense                                       12,392          5,000         17,392
 Depreciation expense                                   780            480          1,260
 Advertising expense                                 28,265          2,384         30,649
                                               -------------  -------------  -------------

   Total operating expenses                       4,998,139        235,820      5,233,959
                                               -------------  -------------  -------------

Loss from operations                             (4,998,139)      (235,820)    (5,233,959)
                                               -------------  -------------  -------------

Other income and (expenses):
 Other income                                           710              -            710
 Forebearance agreement costs                             -       (211,098)      (211,098)
 Interest expense                                   (18,290)        (2,872)       (21,162)
                                               -------------  -------------  -------------

   Total other income and (expenses), net           (17,580)      (213,970)      (231,550)
                                               -------------  -------------  -------------

Loss from continuing operations                  (5,015,719)      (449,790)    (5,465,509)
                                               -------------  -------------  -------------

Discontinued operations:
Gain (loss) from disposal of discontinued
 business segment                                         -        108,890              -
                                               -------------  -------------  -------------

Loss from discontinued operations                         -        108,890              -
                                               -------------  -------------  -------------

Net loss                                       $ (5,015,719)  $   (340,900)  $ (5,465,509)
                                               =============  =============  =============

Net loss per common share - basic and diluted
 Continuing operations                         $      (0.25)  $      (0.03)
 Discontinued operations                                  -           0.01
                                               -------------  -------------

   Total                                       $      (0.25)  $      (0.02)
                                               =============  =============

Weighted average number of common shares
 outstanding - basic and diluted                 20,192,875     15,958,775
                                               =============  =============


    The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended September 30, 2006 and 2005

------------------------------------------------------------------------------------------------------------------------------
                                                                                                         Losses
                                                                                                       Accumulated
                                     Preferred Stock      Common Stock        Additional                 in the
                                     --------------- ------------------------  Paid-In   Accumulated    Develop-
                                     Shares  Amount    Shares      Amount      Capital      Deficit    ment Stage     Total
                                     ------  ------- ----------- ------------ ---------- ------------- ----------- -----------

Balance at September 30, 2004             -  $    -  15,793,651  $ 1,532,111  $       -  $ (1,912,397) $        -  $ (380,286)

Inception of the development stage
 on October 1, 2004                       -      -            -            -          -             -           -           -

Common stock issued for
 professional services                    -      -      450,000       40,000          -             -           -      40,000

Common stock issued for prepaid
 services                                 -      -      100,000       10,000          -             -           -      10,000

Common stock issued to settle
 accounts payable                         -      -      361,942       36,194          -             -           -      36,194

Warrants issued under forbearence
 agreement                                -      -            -            -    211,098             -           -     211,098

Net income (loss)                         -      -            -            -          -       108,890    (449,790)   (340,900)
                                     ------  ------- ----------- ------------ ---------- ------------- ----------- -----------

Balance at September 30, 2005             -  $    -  16,705,593  $ 1,618,305  $ 211,098  $ (1,803,507) $ (449,790) $ (423,894)
                                     ====== ======== =========== ============ ========== ============= =========== ===========

   The accompanying notes are an integral part of the consolidated financial statements


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Years Ended September 30, 2006 and 2005

-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Losses
                                                                          Additional                  Accumulated
                            Preferred Stock           Common Stock          Paid-In    Accumulated  in the Develop-
                        ----------------------- -------------------------
                          Shares      Amount       Shares       Amount      Capital      Deficit      ment Stage        Total
                        ---------- ------------ ------------------------- ----------- ------------- --------------- --------------

Balance at September 30,
 2005                            -  $         -   16,705,593  $ 1,618,305  $  211,098  $ (1,803,507)  $    (449,790) $    (423,894)

Common stock issued for
 professional services           -            -    4,649,300    2,318,296           -             -               -      2,318,296

Common stock issued for
 cash                            -            -    4,633,324    1,164,997           -             -               -      1,164,997

Common stock issued upon
 exercise
 of warrants                                         294,341        2,943                                                    2,943

Common stock surrendered         -            -     (500,000)           -           -             -               -              -

Warrants issued for
 services                        -            -            -            -     376,605             -               -        376,605

Preferred stock issued
 to the
 Company's chief
  executive
 officer/stockholder         1,000    1,018,000            -            -           -             -               -      1,018,000

Net income (loss)                -            -            -            -           -             -      (5,015,719)    (5,015,719)
                        ---------- ------------ ------------ ------------ ----------- ------------- --------------- --------------

Balance at September 30,
 2006                        1,000  $ 1,018,000   25,782,558  $ 5,104,541  $  587,703  $(1,803,507)   $  (5,465,509) $    (558,772)
                        ========== ============ ============ ============ =========== ============= =============== ==============



                       The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2006 and 2005 and for the Period From Inception of the Development Stage, October 1, 2004, to September 30, 2006

------------------------------------------------------------------------------------------

                                                                          Inception of
                                                                          Development
                                                                            Stage to
                                                                         September 30,
                                                 2006          2005          2006
                                           ------------- ------------- ------------------

Cash flows from opersating activities:
 Net
  loss                                      $ (5,015,719) $   (340,900)  $     (5,465,509)
 Adjustments to reconcile net loss to net
  cash used in
  operating activities
  Loss (gain) from discontinued operations             -      (108,890)                 -
  Warrants issued for forbearance
   agreement                                           -       211,098            211,098
  Depreciation expense                               780           480              1,260
  Common and preferred stock issued for
   services                                    3,336,296        50,000          3,386,296
  Warrants issued for services                   376,605             -            376,605
  Common stock issued to settle accounts
   payable                                             -        36,194             36,194
  Changes in operating assets and
   liabilities:                                                                         -
   Prepaid expenses and other assets              (5,000)       (9,750)           (14,750)
   Accrued interest added to stockholder
    advances                                      18,290             -             18,290
   Accounts payable and accrued
    liabilities                                1,064,974        20,705          1,085,679
                                           ------------- ------------- ------------------

        Net cash used by operating
         activities                             (223,774)     (141,063)          (364,837)
                                           ------------- ------------- ------------------

Cash flows from investing activities:
 Deposits paid for oil and gas property
  acquisition                                   (253,000)                        (253,000)
 Purchase of property and equipment             (290,018)            -           (290,018)
                                          -------------- ------------- ------------------

        Net cash provided by financing
         activities                             (543,018)            -           (543,018)
                                           ------------- ------------- ------------------

Cash flows from financing activities:
 Repayment of note payable to a bank                   -       (20,598)           (20,598)
 Proceeds from sale of common stock            1,164,997             -          1,164,997
 Proceeds from exercise of warrants                2,943             -              2,943
 Proceeds (repayments) of advances from
  stockholder/officer                            (68,602)      161,661             93,059
                                           ------------- ------------- ------------------

        Net cash provided by financing
         activities                            1,099,338       141,063          1,240,401
                                           ------------- ------------- ------------------

Increase in cash and cash equivalents            332,546             -            332,546

Cash and cash equivalents at beginning of
 year                                                  -             -                  -
                                           ------------- ------------- ------------------

Cash and cash equivalents at end of year    $    332,546  $          -   $        332,546
                                           ============= ============= ==================

Supplemental disclosure of cah flow
 information
 Cash paid for interest expense             $          -  $      2,872
 Cash paid for income taxes                            -             -


   The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is transitioning from a holding company to an oil and gas exploration and production company. This transition began during 2005 and is discussed below in "CURRENT BUSINESS ACTIVITIES." Prior to May 26, 2005, the Company operated as a holding company for its formerly two wholly owned subsidiaries, Homes By Owners, Inc. ("Homes") and Direct Lending, Inc. ("Direct"). The Company received approval from the Secretary of State of Georgia for a certificate of merger between Homes and Freedom Homes, Inc. ("Freedom"). The Company remains the owner of 32.3% of the common shares of Homes. The remaining common shares of Homes are owned as follows: 63.1% by Jim Evans, owner of Freedom, and 4.6% by Robert S. Wilson, operating officer of Homes. In 2005 the company sold a 67.7% interest in Freedom and wrote off its remaining 32.3% investment because management was unable to demonstrate that its equity interest had any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $108,890.

The principal business of Freedom was the retailing of manufactured homes, the publishing of the periodic magazine, For Sale by Owner, and maintaining its residential sales web site. Subsequent to the May 26, 2005 Freedom Merger, the periodic magazine as well as web site maintenance were discontinued, although Freedom did intermittently issue a magazine in support of a local real estate broker. Since May 26, 2005, none of the operations of Freedom are included in the financial statements of the Company. As of May 26, 2005, the operations of Freedom are not consolidated with the financial statements of the Company since Freedom no longer is a subsidiary and is under the control of Jim Evans, not TX Holdings, Inc. In fact, TX Holdings, Inc. has not participated in the operation of Freedom since May 26, 2005. The Company's management has determined that the value of its interest in Freedom is $0.00. The Company has not received any revenue, dividends, or distributions from Freedom since prior to its merger on May 26, 2005. Freedom is a private company that is not publicly traded, with limited investors, and has no market for its stock. The liquidation value of Freedom would be difficult to determine and no market is currently available for the transfer of TX Holdings' shares.

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


CURRENT BUSINESS ACTIVITIES, continued

and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance the operations.

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

INCOME TAXES

Income taxes are estimated for the tax effects of transactions reported in the financial statements and consist of taxes currently due plus deferred taxes related primarily to differences between the financial reporting basis and income tax basis of assets and liabilities. Deferred tax assets and liabilities represent future tax consequences of those

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

INCOME TAXES, continued

differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled. Deferred taxes may also be recognized for operating losses that are available to offset future taxable income. Deferred taxes are adjusted for changes in tax laws and tax rates when those changes are enacted.

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

                                                    2006              2005
                                           ----------------  ----------------

Options issued to former owner                           -           294,341
Warrants Issued for forbearance of payable       1,434,088         1,434,088
Warrants issued as compensation                  1,050,000                 -
Warrants issued in private placement             4,368,324                 -
                                           ----------------  ---------------

       Total                                     6,852,412         1,728,423
                                           ================  ===============

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

NOTE 2 - DEPOSITS FOR OIL AND GAS PROPERTY ACQUISITION

On November 1 2006, the Company entered into a purchase and sale agreement (the "Agreement") for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company is

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - DEPOSITS FOR OIL AND GAS PROPERTY ACQUISITION, continued

obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other catagories of costs if all provisions of the agreement are met. At September 30, 2006, the Company had made payments totaling $253,000 to the seller and those payments are presented as deposits for oil and gas property acquisition in the accompanying balance sheet.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2006 and 2005:

                                            Life
                                           Years         2006          2005
                                       ------------- ------------- -------------

  Oil and gas properties and
   equipment                                          $    289,248  $          -
  Furniture and office equipment         3-5 years           3,070         2,400
                                                     ------------- -------------

  Total                                                    292,318         2,400
  Less accumulated depreciation,
   depletion and
   amortization                                            (2,000)       (1,320)
                                                     ------------- -------------

                                                           290,318         1,080
                                                     ============= =============

Depreciation expense of $780 and $480 was recognized during the years ended September 30, 2006 and 2005, respectively. At September 30, 2006, the Company has no proven oil and gas properties and, accordingly, there is no amortization of oil and gas properties during the yer ended September 30, 2006.

NOTE 4 - DISCONTINUED OPERATIONS

In 2005 the company sold a 67.7% interest in Freedom Home Inc and wrote off its remaining 32.3% investment in Freedom because management is unable to demonstrate that its equity interest has any future value. Accordingly, at September 30, 2005 the Company recognized a gain from discontinued operations of $108,890.

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2006 and 2005:

                                                      2006            2005
                                                 ------------- ----------------

  Deferred tax assets:
    Net operating losses                           $   591,580   $      413,573
    Accrued wages                                            -           17,149
    Valuation allowance                               (591,480)        (430,722)
                                                 ------------- ----------------

  Total deferred tax assets                                100                -

  Deferred tax liabilities:
    Basis of property and
     equipment                                             100                -
                                                 ------------- ----------------

  Net deferred tax asset                           $         -   $            -
                                                 ============= ================

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

Net operating losses after December 12, 2002 through September 30, 2005 were approximately $1,316,000. The total net operating losses available to the Company to offset future taxable income is approximately $1,740,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

                                       2006                     2005
                               ----------------------- -------------------------
                                  Amount     Percent      Amount       Percent
                               ------------ ---------- ------------- -----------

  Benefit for income tax at
   federal
  statutory rate                $ 1,705,344         34%  $   115,906         34%
  Change in valuation allowance    (160,758)        (3)      (67,555)       (20)
  Non-taxable gain from
   discontinued
    operations                            -          -        37,022          11
  Non-deductible stock-based
    compensation                 (1,544,586)       (31)      (85,373)       (25)
                               ------------ ---------- ------------- -----------

                                $         -          -%  $         -          -%
                               ============ ========== ============= ===========

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

On May 11, 2005, the Company issued 100,000 shares of common stock of the Company to Frank Shafer. The shares were issued as payment of $12,000 in fees for past and future advisory services provided to the Company in relation to financial aspects of the Company's plans for expansion, acquisitions, and business opportunities. On April 18, 2006, June 9, 2006 and July 31, 2006, Frank Shafer received additional shares of 100,000, 20,000 and 300,000, respectively, for his services. The shares issued to Frank Shafer during the years ended September 30, 2006 and 2005 were valued at $338,400 and $12,000, respectively.

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

On March 1, 2006, the Company entered into a contract with Global Investment Holdings, LLC ("Global"). Global acts as a consultant and provides advice in the areas of paper-based stock and internet-based stock information publishers who are in compliance with the federal securities laws, etc. For their services, Global will receive 400,000 restricted shares of common stock each month for a period of six months commencing March 1, 2006. The Company used the services of Global for seven months in 2006 and issued Global a total of 1,600,000 shares in 2006 with a value of $1,300,000. An additional 1,220,000 shares were issued to Global subsequent to September 30, 2006, with a value of $830,000. The liability for the services performed for which shares were not issued in 2006 is presented as accrued stock-based compensation in the accompanying balance sheet.

On March 14, 2006, the company issued 400,000 shares of common stock to Security Pacific Holdings LLC for consulting services, valued at $100,000.

During May 2006, the Company entered into a Private Placement Agreement with Brill Securities, Inc. to act as a financial advisor for the private placement of shares of common stock of TX Holdings. Pursuant to the Private Placement Memorandum $1,240,000 of units were placed. The units contained an aggregate of 4,133,324 shares of the Company's common stock and 4,133,324 common stock purchase warrants. Each common stock purchase warrant is exercisable for a period of two years at an exercise price of $.50 per share. The purchase warrants contain a call provision as follows:

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY, continued

COMMON STOCK, continued

     The Warrants are exercisable for up to twenty-four (24) months after the date of their issuance. The Warrant Exercise Price of the Warrants is subject to adjustment for stock splits, combinations, dividends and the like. The company may call this warrant at anytime after January 1, 2007 if the Stock Price of the Company is trading above $1.50 per share for a period of ten (10) trading days as quoted on the stock quotation system where the shares are regularly traded. If the Company chooses to call the Warrants, then the Warrant holder shall have twenty (20) trading days from the day on which the Company sets as the "Call Date" in which to surrender the Warrant with the payment pursuant to paragraph 1.1 above. If the Warrant holder fails to exercise the Warrant within the twenty (20) day period then the Warrant shall expire. Warrant holder shall be sent a notice of the Call by the Company to the address that the Company has on record for the Warrant holder. The Notice shall be mailed at least 10 calendar days prior to the Call Date.'

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

Following is a summary of outstanding stock warrants at September 30, 2006 and 2005 and activity during the years then ended:

                                         Number of      Exercise      Weighted
                                         Shares          Price     Average Price
                                     --------------- ------------- -------------

  Warrants at September 30, 2004             294,341  $       0.01  $       0.01

  Issued                                   1,434,082          0.15          0.15
                                    ----------------

  Warrants at September 30, 2005           1,728,423   0.01 - 0.15          0.13

  Issued                                   5,418,324   0.30 - 0.50          0.46
  Exercised                                 (294,341)         0.01          0.01
                                    ----------------

  Warrants at September 30, 2006           6,852,406  $0.15 - 0.50  $       0.40
                                    ================

A summary of outstanding warrants at September 30, 2006, follows:

                                                                   Contractual
                                       Number of      Exercise    Remaining Life
         Expiration Date                Shares         Price         (Years)
  ------------------------------     ------------- -------------- --------------

  March 2007                               800,000   $       0.30            0.5
  October 2008                           4,368,324           0.50            2.0
  March 2010                               250,000           0.30            3.5
  December 2010                          1,434,082           0.15            4.3
                                    --------------

  Warrants at September 30, 2006         6,852,406
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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

Item 8A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

TX Holdings, Inc.'s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2006.


Changes in Internal Control over Financial Reporting

A material weakness is a control deficiency, or combination of control deficiencies, that results in more than a remote likelihood that a material misstatement of the annual or interim financial statements will not be prevented or detected.

Since the assessments of September 30, 2006, the Company has instituted significant changes in the control over the expense accounts of the Company. These changes include the following controls:

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

                                    PART III


Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table shows the names, ages and positions held by our executive officers, directors and significant employees at February 23, 2007:

Name                    Age  Position
----------------------- ---- ----------------------------------------------
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

                           SUMMARY COMPENSATION TABLE
                           --------------------------

                                                                                       Long Term Compensation
----------------------------  --------------------------------------------- --------------------------------------------
                                           Annual Compensation                      Awards                Payouts
----------------------------  --------------------------------------------- ----------------------- --------------------
                                                                                         Securities
                                                                  Other      Restricted    Under-
          Name And                                                Annual       Stock       Lying     LTIP    All Other
         Principal                        Salary       Bonus   Compensation Compensation  Options/  Payouts Compensation
          Position              Year        ($)         ($)        ($)          ($)       SARs (#)    ($)       ($)
---------------------------- --------- ------------- --------- ------------ ------------ ---------- ------- ------------

---------------------------- --------- ------------- --------- ------------ ------------ ---------- ------- ------------
Mark Neuhaus, Chief             2006        -0-         -0-        -0-          N/A         N/A       N/A       (1)
 Executive Officer and          2005        -0-         -0-        -0-          N/A         N/A       N/A       N/A
 Chairman                       2004        -0-         -0-        -0-          N/A         N/A       N/A       N/A
---------------------------- --------- ------------- --------- ------------ ------------ ---------- ------- ------------

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

Name                 No. of Securities    % of Total Options Granted   Exercise Price
Expiration Date      Underlying Options      to Employees in Fiscal         ($/Sh)
                         Granted (#)
------------------- --------------------- ---------------------------- ----------------
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


                                                Number of Securities
                                               Underlying Unexercised         Value of Unexercised In-the-
                                               Options at Fiscal Year-       Money Options at Fiscal Year-
                                                       End (#)                         End ($) (1)
                                            ------------------------------  ---------------------------------
                        Shares
                        ------
                       Acquired
                       --------
                      on Exercise   Value
                      -----------   -----
       Name              (#)       Realized  Exercisable    Unexercisable    Exercisable       Unexercisable
       ----              ---       --------  -----------    -------------    -----------       -------------
-----------------------------------------------------------------------------------------------------------------
W.A. Alexander            N/A         N/A      250,000          -0-            100,000              -0-
Michael
A. Cederstrom             N/A         N/A      200,000          -0-             80,000              -0-
Bobby S. Fellers          N/A         N/A      300,000          -0-            120,000              -0-
Douglas C. Hewitt         N/A         N/A      300,000          -0-            120,000              -0-

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

Name of Beneficial Owner (1)                    Amount and Nature of Beneficial
Percent of Class                                                       Ownership
-------------------------------------------- -----------------------------------
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

Item 13 Exhibits and Reports on Form 8-K

Exhibit  Description
  No.
-------- -----------------------------------------------------------------------------------------
         Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of R
          Wireless Corporation dated December 12, 2002 by and between MA&N LLC and R Wireless
  2.1     Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
         Sale of Assets Agreement dated November 15, 2002 between HOM Corporation and Stuckey
  2.2     Enterprises (list of assets omitted, to be furnished upon request of the Commission) (1)
         Stock Acquisition Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc.
  2.3     and Homes by Owner, Inc.
         Escrow Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc., Homes by
  2.4     Owner, Inc. and David Baker. (11)
         Extension Agreement dated March 5, 2004 between Jim Evans, R Wireless, Inc., and Homes by
  2.5     Owner, Inc. (12)
  3.1a   Composite Articles of Incorporation of R Wireless, Inc, as amended to reflect the change of name from HOM Corporation, effective January 22, 2003 (3)
  3.2    By-Laws of HOM Corporation as adopted December 12, 2002 (13)
         Instrument defining rights of holders (See Exhibit No. 3.1a, Articles of Incorporation -
   4      Article Four)
         Warrant to Purchase Shares of Common Stock of R Wireless, Inc. issued to Baker, Johnston
  4.2     and Wilson LLP, dated July 21, 2005
         Agreement to Merge - Freedom Homes, Inc. - Homes By Owners, Inc., dated March 24, 2005
  10.4    (6)
         Forbearance Agreement between David R. Baker, Baker, Johnston & Wilson LLP, and R
          Wireless, Inc., dated as of July 21, 2005 Services Settlement Agreement between David.
  10.5    Baker and R Wireless, Inc., dated August 1, 2005
         Amendment to Forbearance Agreement and Warrant between Baker & Johnston LLP, and TX
  10.6   Holdings, Inc., dated as of November 1, 2005
  16.1   Letter of Elliott Davis LLC (8)
  21.1   List of Subsidiaries of R Wireless, Inc. (2)
  31.1   Certification of Michael A. Cederstrom, Esq., CFO of TX Holdings, Inc.
  31.2   Certification of William "Buck" Shrewsbury, CEO of TX Holdings, Inc.
  32.1   Certification of Michael A, Cederstrom, Esq., pursuant to Section 1350
  32.2   Certification of William "Buck" Shrewsbury, pursuant to Section 1350
  33.1   R Wireless, Inc. Code of Ethics adopted February 24, 2004 (7)
  99.7   Employment Agreement between Registrant and Ned Baramov dated January 15, 2003 (5)
  99.8   Employment Agreement between Registrant and Mark Neuhaus dated January 15, 2003 (5)
  99.9   Employment Agreement between Registrant and Darren Bloom dated August, 2005 (9)

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

Hiring of W.A. "Bill" Alexander as Chief Operating Officer of TX Holdings, Inc.; filed with the Security and Exchange Commission on August 2, 2006.

Hiring of Jose Fuentes as Vice President-Finance of TX Holdings, Inc.; filed with the Security and Exchange Commission on February 2, 2007.

Item 14 Principal Accountants Fees and Service

The aggregate fees we paid to Ham Langston & Brezina, LLP for the years ended September 30, 2006 and 2005 were as follows:

                                                2006          2005
                                     ------------------- --------

Audit Fees                            $      30,000  $      20,000
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

Dated: March 19, 2008


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

      /s/ William "Buck" Shewsbury      Chairman of the Board of Directors and
      -------------------------         Chief Executive Officer
      William "Buck" Shrewsbury
      March 19, 2008

      /s/ Rob Hutchings                 President
      -------------------------
      Rob Hutchings
      March 19, 2008

      /s/ Michael A. Cederstrom         Chief Financial Officer
      -------------------------
      Michael A. Cederstrom
      March 19, 2008

      /s/ Bobby S. Fellers              Director
      -------------------------
      Bobby S. Fellers
      March 19, 2008

      /s/ Martin Lipper                 Director
      -------------------------
      Martin Lipper
      March 19, 2008