Form 10KSB/A
period 2007-09-30
TX Holdings, Inc.
filed 2008-03-20
CIK 1133798

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                        ---------------------------------

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


                                                      FORM 10-KSB
                                      FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2007

                                                   TABLE OF CONTENTS

PART I............................................................................................................6
         Item 1     Description of Business.......................................................................6
         Item 2     Description of Property......................................................................20
         Item 3     Legal Proceedings............................................................................21
         Item 4     Submission of Matters to a Vote of Security Holders..........................................22
PART II..........................................................................................................23
         Item 5     Market for Common Equity and Related Stockholder Matters.....................................23
         Item 6     Management's Discussion and Analysis or Plan of Operations...................................27
         Item 7     Financial Statements.........................................................................29
         Item 8     Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ........51
         Item 8A    Controls and Procedures......................................................................51
         Item 8B    Other Information............................................................................52
PART III.........................................................................................................53
         Item 9     Directors, Executive Officers, Promoters and Control Persons; Compliance with
                    Section 16(a) of the Exchange Act............................................................53
         Item 10    Executive Compensation.......................................................................55
         Item 11    Security Ownership of Certain Beneficial Owners and Management and Related
                    Stockholder Matters .........................................................................57
         Item 12    Certain Relationships and Related Transactions...............................................59
         Item 13    Exhibits and Reports on Form 8-K.............................................................61
         Item 14    Principal Accountants Fees and Service.......................................................63


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

Research and Development

During 2006and 2007 we did not incur any research and development expenditures.


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


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
FINANCIAL STATEMENTS - TABLE OF CONTENTS
FOR THE YEARS ENDED SEPTEMBER 30, 2007 AND 2006

-----------------------------------------------------------------------------------------------------------------------------

                                                                                                                  Page(s)
                                                                                                             ----------------

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


-----------------------------------------------------------------------------------------

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
                                                                ===========   ===========

        The accompanying notes are an integral part of these financial statements



TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2007 and 2006 and for the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2007
------------------------------------------------------------------------------------------------

                                                                                   Inception of
                                                                                    Development
                                                                                     Stage to
                                                                                   September 30,
                                                       2007            2006            2007
                                                   ------------    ------------    ------------

Operating expenses, except items shown
      separately below                             $  1,119,590    $    202,177    $  1,389,017
      Stock-based compensation                        2,061,603       4,542,901       6,644,504
      Professional fees                                 552,012         211,624         884,342
      Lease expense                                          --          12,392          17,392
      Depreciation expense                                1,378             780           2,638
      Advertising expense                                52,616          28,265          83,265
                                                   ------------    ------------    ------------
          Total operating expenses                    3,787,199       4,998,139       9,021,158
                                                   ------------    ------------    ------------

Loss from operations                                 (3,787,199)     (4,998,139)     (9,021,158)
                                                   ------------    ------------    ------------

Other income and (expenses):
      Other income                                           --             710             710
      Loss on disposal of equipment                      (7,000)             --          (7,000)
      Forebearance agreement costs                           --              --        (211,098)
      Interest expense                                 (290,834)        (18,290)       (311,996)
                                                   ------------    ------------    ------------

          Total other income and (expenses), net       (297,834)        (17,580)       (529,384)
                                                   ------------    ------------    ------------

Net loss                                           $ (4,085,033)   $ (5,015,719)   $ (9,550,542)
                                                   ============    ============    ============


Net loss per common share - basic and diluted      $      (0.14)   $      (0.25)
                                                   ============    ============

Weighted average number of common shares
      outstanding - basic and diluted                28,750,169      20,192,875
                                                   ============    ============



TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2007

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Losses
                                                                                                           Accum-
                                                                               Additional                  ulated
                              Preferred Stock             Common Stock           Paid-In                   in the
                          -------------------------  -----------------------     Paid-In    Accumulated   Develop-
                            Shares        Amount       Shares       Amount       Capital      Deficit     ment Stage       Total
                          -----------   -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance at
September 30, 2004                 --   $        --   15,793,651  $ 1,532,111  $        --  $(1,912,397)  $        --   $  (380,286)

Inception of the
   development stage
   on October 1, 2004              --            --           --           --           --           --            --            --
Common stock issued for
   professional services           --            --      450,000       40,000           --           --            --        40,000
Common stock issued for
   prepaid services                --            --      100,000       10,000           --           --            --        10,000
Common stock issued to
   settle accounts
   payable                         --            --      361,942       36,194           --           --            --        36,194
Warrants issued under
   forbearence agreement           --            --           --           --      211,098           --            --       211,098
Net income (loss)                  --            --           --           --           --      108,890      (449,790)     (340,900)
                          -----------   -----------  -----------  -----------  -----------  -----------   -----------   -----------


Balance at
September 30, 2005                 --          $ --   16,705,593  $ 1,618,305  $   211,098  $(1,803,507)  $  (449,790)  $  (423,894)
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

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                            Losses
                                                                                                          Accumulated
                              Preferred Stock             Common Stock         Additional                  in the
                          ------------------------  -------------------------    Paid-In    Accumulated    Develop-
                            Shares        Amount       Shares       Amount       Capital      Deficit     ment Stage       Total
                          -----------  -----------  -----------   -----------  -----------  -----------   -----------   -----------


Balance at
   September 30, 2005              --  $        --   16,705,593   $ 1,618,305  $   211,098  $(1,803,507)  $  (449,790)  $  (423,894)

Common stock issued for
   professional services           --           --    4,649,300     2,318,296           --           --            --     2,318,296
Common stock issued
   for cash                        --           --    4,633,324     1,164,997           --           --            --     1,164,997
Common stock issued upon
   exercise of warrants            --           --      294,341         2,943           --           --            --         2,943
Common stock surrendered           --           --     (500,000)           --           --           --            --            --
Warrants issued for
   services                        --           --           --            --      376,605           --            --       376,605
Preferrd stock issued
   to the Company's
   chief executive
   officer/stockholder          1,000    1,018,000           --            --           --           --            --     1,018,000

Net loss                           --           --           --            --           --           --    (5,015,719)   (5,015,719)
                          -----------  -----------  -----------   -----------  -----------  -----------   -----------   -----------

Balance at
   September 30, 2006           1,000  $ 1,018,000   25,782,558   $ 5,104,541  $   587,703  $(1,803,507)  $(5,465,509)  $  (558,772)
                          ===========  ===========  ===========   ===========  ===========  ===========   ===========   ===========










                                The accompanying notes are an integral part of these financial statements


                                                                    36




TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2007

------------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Losses
                                                                                                         Accumulated
                               Preferred Stock            Common Stock        Additional                  in the
                          ------------------------  ------------------------    Paid-In    Accumulated    Develop-
                            Shares       Amount       Shares       Amount       Capital      Deficit     ment Stage       Total
                          -----------  -----------  -----------  -----------  -----------  -----------   -----------   -----------


Balance at
   September 30, 2006           1,000  $ 1,018,000   25,782,558  $ 5,104,541  $   587,703  $(1,803,507)  $(5,465,509)  $  (558,772)

Common stock issued for
   professional services           --           --    3,475,555    2,501,222           --           --            --     2,501,222
Contribution by
   stockholder                     --           --           --           --       53,325           --            --        53,325
Warrants issued for
   service                         --           --           --           --      159,381           --            --       159,381
Common stock issued upon
   exercise of warrants            --           --      355,821       75,461           --           --            --        75,461
Common stock issued in
   settlement of notes
   payable and accrued
   interest                        --           --      833,333      546,666           --           --            --       546,666
Common stock issued in
   settle of accounts
   payable                         --           --    1,437,088      215,114           --           --            --       215,114
Net loss                           --           --           --           --           --           --    (4,085,033)   (4,085,033)
                          -----------  -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance at June 30, 2007        1,000  $ 1,018,000   31,884,355  $ 8,443,004  $   800,409  $(1,803,507)  $(9,550,542)  $(1,092 ,636)
                          ===========  ===========  ===========  ===========  ===========  ===========   ===========   ===========








                                       The accompanying notes are an integral part of these financial statements






TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2007 and 2006 and for the Period From Inception
of the Development Stage, October 1, 2004, to September 30, 2007
------------------------------------------------------------------------------------------------------------

                                                                                              Inception of
                                                                                              Development
                                                                                               Stage to
                                                                                              September 30,
                                                                  2007            2006            2007
                                                              -------------   -------------   -------------

Cash flows from opersating activities:
   Net loss                                                   $  (4,085,033)  $  (5,015,719)  $  (9,550,542)
   Adjustments to reconcile net loss to net cash used in
       operating activities
       Warrants issued for forbearance agreement                         --              --         211,098
       Loss on disposal of equipment                                  7,000           7,000
       Depreciation expense                                           1,378             780           2,638
       Common stock issued for services                           2,061,603       3,336,296       5,447,899
       Preferred stock issued for services                               --         376,605         376,605
       Common stock issued to settle accounts payable               215,114              --         251,308
       Common stock issued in payment of interest expense           196,666              --         196,666
       Common stock issued by an officer/stockholder to
           satisfy expenses of the Company and increase
           stockholder advances                                     616,750              --         616,750
       Accrued interest added to stockholder advances                35,171              --          35,171
       Changes in operating assets and liabilities:
           Prepaid expenses and other assets                         10,000          (5,000)         (4,750)
           Accounts payable and accrued liabilities                  99,537       1,083,264       1,203,506
                                                              -------------   -------------   -------------

                   Net cash used by operating activities           (841,814)       (223,774)     (1,206,651)

                                                              -------------   -------------   -------------
Cash flows from investing activities:
   Payment of deposits for oil and gas property
       acquisition                                                 (125,000)       (253,000)       (378,000)
   Property and equipment additions                                 (45,538)       (290,018)       (335,556)
                                                              -------------   -------------   -------------

                   Net cash used by investing activities           (170,538)       (543,018)       (713,556)
                                                              -------------   -------------   -------------

Cash flows from financing activities:
   Repayment of note payable to a bank                                   --              --         (20,598)
   Proceeds from note payable to stockholders                       520,000         520,000
   Proceeds from sale of common stock                                    --       1,164,997       1,164,997
   Proceeds from warrant exercise                                    75,461           2,943          78,404
   Proceeds from stockholder/officer advances                        84,345         (68,602)        177,404
                                                              -------------   -------------   -------------

                   Net cash provided by financing activities        679,806       1,099,338       1,920,207
                                                              -------------   -------------   -------------

Decrease in cash and cash equivalents                              (332,546)        332,546              --
Cash and cash equivalents at beginning of year                      332,546              --              --
                                                              -------------   -------------   -------------

Cash and cash equivalents at end of year                      $          --   $     332,546   $          --
                                                              =============   =============   =============

Supplemental disclosure of cah flow information
   Cash paid for interest expense                             $          --   $      13,717
   Cash paid for income taxes                                            --              --




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

                                                            2007          2006
                                                         ---------     ---------

Convertible notes                                        4,285,306            --
Warrants Issued for forbearance of payable                      --     1,434,088
Warrants issued as compensation                          1,050,000     1,050,000
Warrants issued in private placement                     4,368,324     4,368,324
                                                         ---------     ---------

        Total                                                          6,852,412
                                                         =========     =========

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

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2007 and 2006:


                                                          Life
                                                          Years                  2007                    2006
                                                    ------------------   ---------------------   ----------------------

   Oil and gas properties and equipment                                  $            614,328     $            289,348
   Furniture and office equipment                       3-5 years                       6,088                    3,070
                                                                         ---------------------   ----------------------

   Total                                                                              620,416                  292,318

   Less accumulated depreciation, depletion and
      amortization                                                                    (3,378)                  (2.000)
                                                                         ---------------------   ----------------------

                                                                         $            617,038     $            290,318
                                                                         =====================   ======================


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

NOTE 5 - INCOME TAXES

                                               2007                2006
                                         ----------------   -----------------

   Deferred tax assets:
     Net operating losses                $     1,051,207    $        591,580
     Accrued expenses                            221,653                   -
     Valuation allowance                      (1,272,760)           (591,480)
                                         ----------------   -----------------

   Total deferred tax assets                         100                 100
                                               (591,480)
   Deferred tax liabilities:
     Basis of property and equipment                 100                 100
                                         ----------------   -----------------


   Net deferred tax asset                $             -    $              -
                                         ================   =================

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5 - INCOME TAXES, continued


                                                 2007                         2006
                                      -------------------------    -------------------------
                                         Amount       Percent         Amount       Percent
                                      -----------   -----------    -----------   -----------

   Benefit for income tax at federal
   statutory rate                     $ 1,388,911            34%   $ 1,705,344            34%
   Change in valuation allowance         (681,280)          (16)      (160,758)           (3)
   Non-deductible interest                (66,866)           (1)            --            --
   Non-deductible stock-based
     compensation                        (700,945)          (17)    (1,544,586)          (31)
                                      -----------   -----------    -----------   -----------


                                      $        --            --%   $        --            --%
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

Following is a summary of outstanding stock warrants at September 30, 2007 and 2006 and activity during the years then ended:


                                                Number of              Exercise                Weighted
                                                 Shares                 Price                Average Price
                                           ------------------   ---------------------   ----------------------

   Warrants at September 30, 2005                  1,728,423    $        0.01 - 0.15     $               0.01

   Issued                                          5,418,324             0.30 - 0.50                     0.15
   Exercised                                        (294,341)                   0.01
                                        ---------------------

   Warrants at September 30, 2006                  6,852,406             0.01 - 0.15                     0.13

   Issued                                          2,355,827             0.21 - 0.28                     0.27
   Expired                                          (800,000)                   0.30                     0.30
   Exercised                                      (1,789,909) )          0.15 - 0.21                     0.16
                                        ---------------------

   Warrants at September 30, 2007                  6,618,324    $        0.28 - 0.50     $               0.42
                                        =====================


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - STOCKHOLDERS' EQUITY, continued

STOCK OPTIONS AND WARRANTS, continued

A summary of outstanding warrants at September 30, 2006, follows:


                                                                                               Contractual
                                                 Number of              Exercise              Remaining Life
             Expiration Date                      Shares                 Price                   (Years)
   -------------------------------------     ------------------   ---------------------   ----------------------

   October 2008                                      4,368,324             0.50                     1.0
   March 2010                                          250,000             0.30                     3.5
   September  2011                                   2,000,000             0.28                     4.0
                                          --------------------

   Warrants at September 30, 2007                    6,618,324
                                          ====================


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


                                                             2007              2006
                                                        --------------   ---------------

   Beginning balance                                    $     164,385    $      214,697

   Expoenses paid and added to note                            84,345                --
   Interest accrued                                            35,171                --
   Common stock issued at fair market value for
      services and added to advances                          616,750                --
   Common stock issued at fair market value for
      oil and gas property acquisition                        352,560                --
   Repayments                                                      --          (50,312)
   Contributions to stockholders' equity                     (53,325)                --
   Converted to convertible promissory note               (1,199,886)                --
                                                        --------------   ---------------

   Ending balance                                       $          --    $      164,385
                                                        ==============   ===============


TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 9 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non cash investing and financing activities during the years ended September 30, 2007 and 2006:


                                                              2007              2006
                                                        ---------------   ----------------

   Notes payable to stockholders converted to
      common stock                                      $      350,000    $            --

   Stockholder advances contributed to the
      Company                                                   53,325                 --

   Common stock issued by the Company's
      Former Chief Executive Officer and
      Chairman for oil and gas property
      Acquisitions and an increase in advances                 352,560                 --
      from  officer/stockholder

   Advances from officer/stockholder converted to
      long-term convertible debt                             1,199,886                 --


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

Item 8A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

TX Holdings, Inc.'s Chief Executive Officer and Chief Financial Officer performed an evaluation of the Company's disclosure controls and procedures. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Securities Exchange Act of 1934 is accumulated and communicated to the issuer's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure. Based on this evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are effective as of September 30, 2007.

Changes in Internal Control over Financial Reporting

There were no changes in TX Holdings, Inc.'s internal controls over financial reporting during the fourth quarter of 2007 that materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

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

                                    PART III


Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table shows the names, ages and positions held by our executive officers, directors and significant employees at December 10, 2007:

Name                     Age               Position
--------                -------          ------------
William Shrewsbury      63       Chief Executive Officer and
                                       Chairman of the Board of Directors

Rob Hutchings           65       Interim President and Director

Mark Neuhaus            52       Former Chairman of the Board of Directors and
                                       President (Chief Executive Officer)
                                       (resigned December 10, 2007)

Michael A. Cederstrom   54       Interim Chief Financial Officer

W.A. Alexander          70       Chief Operating Officer

Jose Fuentes            60       Vice President of Finance

Martin Lipper           73       Director

Bobby S. Fellers        57       Director

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


                                                            SUMMARY COMPENSATION TABLE
                                                            --------------------------

                                                                                               Long Term Compensation
                            Annual Compensation                                          Awards                    Payouts
                                                                                             Securities
                                                           Other              Restricted        Under-
    Name And                                               Annual               Stock           Lying       LTIP         All Other
   Principal                Salary        Bonus         Compensation        Compensation       Options/    Payouts     Compensation
    Position    Year         ($)           ($)              ($)                  ($)           SARs (#)      ($)            ($)

Mark
Neuhaus,        2007         -0-           -0-              -0-                  N/A             N/A         N/A            (1)
Chief
Executive       2006         -0-           -0-              -0-                  N/A             N/A         N/A            N/A
Officer and     2005         -0-           -0-              -0-                  N/A             N/A         N/A            N/A
Chairman        2004         -0-           -0-              -0-                  N/A             N/A         N/A            N/A

Michael A.      2007          0             0             180,000                N/A             N/A         N/A            N/A
Cederstrom
Jose
Fuentes         2007       150,000          0                                    N/A             N/A         N/A            N/A
     (1)       During the year ended September 30, 2007, Mr. Neuhaus received 1,000 shares of preferred  stock. The stock is non convertible,  but provides for 50% of the voting rights in the Company.


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


Name                              No. of Securities Underlying            % of Total Options Granted          Exercise
Expiration Date                   Options Granted (#)                     to Employees in Fiscal              Price ($/Sh)
--------------------------------  --------------------------------------  ----------------------------------  --------------------
W.A. Alexander                                                   250,000                               23.8                 $0.30
March 27, 2010
Michael A. Cederstrom
March 27, 2010                                                   200,000                               19.0                 $0.30
Bobby S. Fellers
March 27, 2010                                                   300,000                               28.6                 $0.30
Douglas C. Hewitt
March 27, 2010                                                   300,000                               28.6                 $0.30


Messer Fellers and Hewitt were granted warrants to purchase securities of the Company for consulting services provided to the Company.

The following table provides information related to options and warrants granted to the named executive officers and directors during the 2007 fiscal year. The Company does not have any outstanding stock appreciation rights.


Name                              No. of Securities Underlying            % of Total Options Granted          Exercise
Expiration Date                   Options Granted (#)                     to Employees in Fiscal              Price ($/Sh)
--------------------------------  --------------------------------------  ----------------------------------  --------------------
Michael A. Cederstrom                                          1,000,000                                 50%                $0.28
September 28, 2011
Jose Fuentes
September 28, 2011                                             1,000,000                                 50%                $0.28


Aggregated Option Exercises During 2006 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2006 fiscal year and number and value of such options held at fiscal year-end.


                                                  Number of Securities Underlying
                                                   Unexercised Options at Fiscal    Value of Unexercised In-the-Money
                                                            Year End (#)             Options at Fiscal Year End ($) (1)
                                                  -------------------------------   ----------------------------------
                   Shares Acquired       Value
   Name           on Exercise (#)     Realized     Exercisable      Unexercisable   Exercisable          Unexercisable
------------      ----------------    ---------    ------------     -------------   --------------       -------------
----------------------------------------------------------------------------------------------------------------------

W.A. Alexander          N/A              N/A           250,000           -0-        700,000                    -0-
Michael
A. Cederstrom           N/A              N/A           700,000         500,000      196,000                  140,000
Jose Fuentes            N/A              N/A         1,000,000         500,000      140,000                  140,000
Bobby S. Fellers        N/A              N/A           300,000           -0-         84,000                    -0-
Douglas C. Hewitt       N/A              N/A           300,000           -0-         84,000                    -0-

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


Name of Beneficial Owner (1)                                   Amount and Nature of Beneficial Ownership
Percent of Class
---------------------------------------------------------------------------------------------------------
Mark Neuhaus                                                                               7,662,626 (3)
19.7%
Darren Bloom                                                                                   2,000,000
7.4%
Nicole B. Neuhaus                                                                          4,647,626 (4)
8.6%
MA&N LLC                                                                                       4,647,626
17.2%
David R. Baker                                                                             1,632,669 (5)
6.0%
Ned Baramov                                                                                      940,000
3.5%
Michael A. Cederstrom                                                                   1,200,000 (6)(7)
3.87%
Jose Fuentes                                                                                1,000,000(7)
3.22%
William "Buck" Shrewsbury                                                                      1,400,000
4.51%
Martin Lipper                                                                                    400,000
1.29%
Rob Hutchings*                                                                                   100,000
Bobby S. Fellers                                                                             300,000 (6)
W.A. Alexander                                                                               250,000 (6)

All Directors and executive officers (5 persons)                                              10,561,126


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

Item 13 Exhibits and Reports on Form 8-K


Exhibit         Description
No.
----------------------------------------------------------------------------------------------------------------------
2.1             Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of R Wireless
                Corporation dated December 12, 2002 by and between MA&N LLC and R Wireless Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
2.2             Sale of Assets  Agreement  dated  November  15, 2002 between HOM
                Corporation and Stuckey  Enterprises (list of assets omitted, to be furnished upon request of the Commission) (1)
2.3             Stock Acquisition Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc. and Homes by
                Owner, Inc.
2.4             Escrow Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc., Homes by Owner, Inc.
                and David Baker. (11)
2.5             Extension Agreement dated March 5, 2004 between Jim Evans, R Wireless, Inc., and Homes by Owner,
                Inc. (12)
3.1a            Composite  Articles  of  Incorporation  of R  Wireless,  Inc, as
                amended  to  reflect  the  change of name from HOM  Corporation, effective January 22, 2003 (3)
3.2             By-Laws of HOM Corporation as adopted December 12, 2002 (13)
4               Instrument defining rights of holders (See Exhibit No. 3.1a, Articles of Incorporation - Article
                Four)
4.2             Warrant to Purchase Shares of Common Stock of R Wireless, Inc. issued to Baker, Johnston and Wilson
                LLP, dated July 21, 2005
10.4            Agreement to Merge - Freedom Homes, Inc. - Homes By Owners, Inc., dated March 24, 2005 (6)
10.5            Forbearance Agreement between David R. Baker, Baker, Johnston & Wilson LLP, and R Wireless, Inc.,
                dated as of July 21, 2005 Services Settlement Agreement between David. Baker and R Wireless, Inc., dated August 1, 2005
10.6            Amendment to Forbearance Agreement and Warrant between Baker & Johnston LLP, and TX
                Holdings, Inc., dated as of November 1, 2005
10.8            Convertible Promissory Note between Mark S. Neuahaus and TX Holdings Inc. dated September 28, 2007
16.1            Letter of Elliott Davis LLC (8)
21.1            List of Subsidiaries of R Wireless, Inc. (2)
31.1            Certification of Michael A. Cederstrom, Esq., CFO of TX Holdings, Inc.
31.2            Certification of William "Buck" Shrewsbury, CEO of TX Holdings, Inc.
32.1            Certification of Michael A, Cederstrom, Esq., pursuant to Section 1350
32.2            Certification of William "Buck" Shrewsbury, pursuant to Section 1350
33.1            R Wireless, Inc. Code of Ethics adopted February 24, 2004 (7)
99.7            Employment Agreement between Registrant and Ned Baramov dated January 15, 2003 (5)
99.8            Employment Agreement between Registrant and Mark Neuhaus dated January 15, 2003 (5)
99.9            Employment Agreement between Registrant and Darren Bloom dated August, 2005 (9)
99.10           Settlement Agreement between the SEC and Mark S. Neuhaus regarding case SEC vs Univerisal Express
                Inc.


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

On November 21, 2007, the Company reported that Mark Neuhaus, Chairman settled his involvement in the case of SEC VS Universal Express, Inc.

Item 14 Principal Accountants Fees and Service

The aggregate fees we paid to Ham Langston & Brezina, LLP for the years ended September 30, 2007 and 2006 were as follows:

                                                 2007               2006
----------------------------------------- ------------------ -----------------
Audit Fees                                          $35,000           $30,000
Audit-Related Fees
Total Audit and Audit-Related Fees

Tax Fees
All Other Fees
Total                                               $35,000           $30,000

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