Form 10QSB
period 2008-03-31
TX Holdings, Inc.
filed 2008-05-14
CIK 1133798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2008
                           ---------------------------

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

                              12080 Virginia Blvd.
                                Ashland, KY 41102
                       ----------------------------------
                             (Address of principal)

                                 (606) 928-1131
                       ----------------------------------
                            Issuer's telephone number

                           Formerly, R Wireless, Inc.
         Former address of TX Holdings, Inc. (changed from last report)

                        1701 North Judge Ely Blvd. #6420
                              Abilene, Texas 79601
    -------------------------------------------------------------------------
    (Former name, former address and former fiscal year if changed from last report.)


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

As of March 31 2008, there were 43,360,824 shares of common stock outstanding.

Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TX Holdings, Inc.
                                   Form 10-QSB
                      For the Quarter Ended March 31, 2008

                                Table of Contents

                          PART 1-FINANCIAL INFORMATION

  Item 1 Condensed Financial Statements

         Unaudited Condensed Balance Sheets as of March 31, 2008 and
          September 30, 2007                                                  3

         Unaudited Condensed Statements of Operations for the Three and Six
          Months Ended March 31, 2008 and 2007, and for the Period From Inception of the Development Stage, October 1, 2004, to
          March 31, 2008                                                      4

         Unaudited Condensed Statement of Changes in Stockholders' Equity
          (Deficit) for the Six Months Ended March 31, 2008                   5

         Unaudited Condensed Statements of Cash Flows for the Six Months
          Ended March 31, 2008 and 2007, and for the Period From Inception
          of the Development Stage, October 1, 2004, to March 31, 2008        6

         Notes to Unaudited Condensed Financial Statements                    7

  Item 2 Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              13

  Item 3 Controls and Procedures                                             14

                            PART II-OTHER INFORMATION

  Item 1 Legal Proceedings                                                   16

  Item 2 Unregistered Sales of Equity Securities and Use of Proceeds         16

  Item 3 Defaults upon Senior Securities                                     16

  Item 4 Submission of Matters to a Vote to Security Holders                 16

  Item 5 Other Information                                                   16

  Item 6 Exhibits                                                            16

SIGNATURES                                                                   17

                          PART 1-FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

  TX HOLDINGS, INC,
  A CORPORATION IN THE DEVELOPMENT STAGE
  UNAUDITED BALANCE SHEETS
  March 31, 2008 and September 30, 2007
--------------------------------------------------------------------------------
                                                    March 31,       December 31,
                                                      2008              2007
                                                 --------------    -------------

 ASSETS

Current assets:
 Cash and cash equivalents                       $      43,341     $          -
 Accounts receivable                                     4,761                -
 Prepaid expenses                                            -                -
                                                 --------------    -------------

       Total current assets                             48,102                -

Deposits for oil and gas property acquisition          378,000          378,000
Property and equipment, net                            612,328          617,038
Other                                                   55,000            5,000
                                                 --------------    -------------

          Total Assets                           $   1,093,430     $  1,000,038
                                                 ==============    =============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
 Notes payable to a stockholder                  $     170,000     $    170,000
 Accounts payable and accrued liabilities              704,396          491,788
 Accrued stock-based compensation                      231,000          231,000
 Advances from stockholder/officer                     187,845                -
                                                 --------------    -------------

     Total current liabilities                       1,293,241          892,788

Convertible debt to stockholder/officer              1,199,886        1,199,886
                                                 --------------    -------------

       Total liabilities                             2,493,127        2,092,674
                                                 --------------    -------------

Commitments and contingencies

Stockholders' equity (deficit)
 Preferred stock: no par value, 1,000,000 shares
  authorized -0- and 1,000 shares issued and
  outstanding at March 31, 2008 and September 30,
  2007, respectively                                         -        1,018,000
 Common stock: no par value, 250,000,000 shares
  authorized, 43,360,824 and 31,884,355 shares
  issued and outstanding at March 31, 2008 and
  September 30, 2007, respectively                   9,624,194        8,443,004
 Additional paid-in capital                            800,409          800,409
 Stockholder deposits                                   40,643                -
 Accumulated deficit                                (1,803,507)      (1,803,507)
 Losses accumulated in the development stage       (10,061,436)      (9,550,542)
                                                 --------------    -------------

       Total stockholders' deficit                  (1,399,697)      (1,092,636)
                                                 --------------    -------------

          Total liabilities and stockholders'
           equity (deficit)                      $   1,093,430     $  1,000,038
                                                 ==============    =============

   The accompanying notes are an integral part of the unaudited consolidated condensed financial statements

  TX  HOLDINGS, INC.
  A CORPORATION IN THE DEVELOPMENT STAGE
  UNAUDITED STATEMENTS OF OPERATIONS
  For the Three and Six Months Ended March 31, 2008 and 2007 and for the Period
  From Inception of the Development Stage, October 1, 2004, to March 31, 2008
--------------------------------------------------------------------------------------------------------
                                                                                           Inception of
                             Three Months Ended March 31,   Six Months Ended March 31,      Development
                            -----------------------------  -----------------------------     Stage to
                                2008            2007           2008            2007       March 31, 2008
                            -------------   -------------  -------------   -------------  --------------

Revenue                     $      4,761    $          -   $      4,761    $          -   $       4,761
                            -------------   -------------  -------------   -------------  --------------

Operating expenses, except
 items shown separately
 below:                          124,083         298,204        256,006         486,966       1,645,023
   Stock-based compensation       64,000                         64,000         231,000       6,708,504
   Professional fees              77,751          71,962        132,009         180,179       1,016,351
   Lease expense                       -               -              -               -          17,392
   Depreciation expense                -             306            508             362           3,146
   Advertising expense                 -          29,456              -          51,451          83,265
                            -------------   -------------  -------------   -------------  --------------

      Total operating
       expense                   265,834         399,928        452,523         949,958       9,473,681
                            -------------   -------------  -------------   -------------  --------------

Loss from operations            (261,073)       (399,928)      (447,762)       (949,958)     (9,468,920)
                            -------------   -------------  -------------   -------------  --------------

Other Income and (expense):
   Other income                        -               -              -               -             710
   Loss on disposal of            (4,202)              -         (4,202)              -         (11,202)
    equipment
   Forbearance agreement
    costs                              -               -              -               -        (211,098)
   Interest expense              (29,785)         (2,314)       (58,930)         (6,887)       (370,926)
                            -------------   -------------  -------------   -------------  --------------

      Total other income
       and
         (expenses), net         (33,987)         (2,314)       (63,132)        (6,887)        (592,516)
                            -------------   -------------  -------------   -------------  --------------

Net loss                    $   (295,060)    $  (402,242)   $  (510,894)   $   (956,845)  $ (10,061,436)
                            =============   =============  =============   =============  ==============

Net loss per common share
 basic and diluted          $      (0.01)    $     (0.01)   $     (0.02)   $      (0.04)
                            =============   =============  =============   =============

Weighted average number of
 common shares outstanding
 basic and diluted            37,782,486      27,002,558     32,713,650      26,766,698
                            =============   =============  =============   =============


    The accompanying notes are an integral part of the unaudited consolidated condensed financial statements

  TX HOLDINGS INC.
  A CORPORATION IN THE DEVELOPMENT STAGE
  UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
  For the Six Months Ended March 31, 2008
-----------------------------------------------------------------------------------------------------------------------------
                                                                                                     Losses
                                                                                                   Accumulated
                 Preferred Stock        Common Stock        Additional                               in the
              -------------------- ------------------------  Paid in   Stockholder  Accumulated    Development
              Shares     Amount      Shares       Amount     Capital     Deposit      Deficit         Stage         Total
              ------- ------------------------ ------------ ---------- ----------- ------------- -------------- -------------

Balance at
 December 31,
 2007          1,000  $ 1,018,000  31,884,355  $ 8,443,004  $ 800,409 $         -  $ (1,803,507) $  (9,550,542) $ (1,092,636)

Common stock
 issued in
 exchange for
 preferred
 stock        (1,000)  (1,018,000) 10,715,789    1,018,000          -           -             -              -             -

Common stock
 issued for
 professional
 services          -            -     400,680      120,190          -           -             -              -       120,190

Common stock
 sold to
 private
 investors         -            -     660,000       43,000          -           -             -              -        43,000

Stockholder
 deposit           -            -           -            -          -      40,643             -              -        40,643

Common stock
 returned to
 treasury          -            -    (300,000)           -          -           -             -              -             -

Net Loss           -            -           -            -          -           -             -       (510,894)     (510,894)
              ------- ------------ ----------- ------------ ---------- ----------- ------------- -------------- -------------

Balance at
 March 31,
 2008              -  $         -  43,360,824  $ 9,624,194  $ 800,409  $   40,643  $ (1,803,507) $ (10,061,436) $ (1,399,697)
              ======= ============ =========== ============ ========== =========== ============= ============== =============


    The accompanying notes are an integral part of the unaudited consolidated financial statements

  TX HOLDINGS, INC
  A CORPORATION IN THE DEVELOPMENT STAGE
  UNAUDITED STATEMENTS OF CASH FLOWS
  For the Six Months Ended March 31, 2008 and 2007 and for the Period From Inception of the Development Stage, October 1, 2004, to March 31, 2008
--------------------------------------------------------------------------------

                                                                   Inception of
                                            Six Months Ended        Development
                                                March 31,            Stage to
                                        ------------------------     March 31,
                                           2008         2007           2008
                                        -----------  -----------  --------------

Cash flows from operating activities:
 Net loss                               $ (510,894)  $ (956,845)  $ (10,061,436)
 Adjustments to reconcile net loss to
  net cash used by operating activities:
  Warrants issued for forbearance
   agreement                                     -            -         211,098
  Loss on disposal of equipment              4,202            -          11,202
  Depreciation expense                         508          362           3,146
  Common and preferred stock issued for
   services                                120,190      830,000       5,568,089
  Common stock issued to settle accounts
   payable                                       -            -         251,308
  Warrants issued for services                   -            -         376,605
  Common stock issued in payment of
   interest expense                              -            -         196,666
  Common stock issued by an
   officer/stockholder to satisfy
   expenses of the Company and increase
   stockholder advances                                                 616,750
  Changes in operating assets and
   liabilities:
   Prepaid expenses and other assets       (50,000)      10,000         (54,750)
   Accounts receivable                      (4,761)           -          (4,761)
   Accrued interest added to stockholder
    advances                                56,650        6,887          91,821
   Accounts payable and accrued
    liabilities                            155,958     (477,443)      1,359,464
                                        -----------  -----------  --------------

    Net cash used by operating
     activities                           (228,147)    (587,039)     (1,434,798)
                                        -----------  -----------  --------------

Cash flows from investing Activities:
 Deposits paid for oil and gas property
  acquisitions                                   -     (125,000)       (378,000)
 Property and equipment additions                -      (45,538)       (335,556)
                                        -----------  -----------  --------------

    Net cash used by investing
     activities                                  -     (170,538)       (713,556)
                                        -----------  -----------  --------------

Cash flows from financing activities:
 Short-term loan                                 -      350,000               -
 Proceeds from note payable to
  stockholder                                    -            -         520,000
 Proceeds from sale of common stock         43,000            -       1,207,997
 Repayment of note payable to a bank             -            -         (20,598)
 Proceeds from exercise of warrants              -            -          78,404
 Proceeds from stockholder/officer
  advances                                 187,845            -         365,249
 Stockholder deposit                        40,643       75,462          40,643
                                        -----------  -----------  --------------

    Net cash provided by financing
     activities                            271,488      425,462       2,191,695
                                        -----------  -----------  --------------

Increase (decrease) in cash and cash
 equivalents                                43,341     (332,115)         43,341

Cash and cash equivalents at beginning
 of period                                       -      332,546               -
                                        -----------  -----------  --------------

Cash and cash equivalent at end of
 period                                 $   43,341   $      431   $      43,341
                                        ===========  ===========  ==============


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

CURRENT BUSINESS ACTIVITIES

In April 2008 the Company completed the work that was required to receive its own Operators License from the State of Texas. This will allow the Company to complete and begin the production and sale of oil and gas. The Company has started by placing 3 wells into operation on the Parks Lease. The initial production has averaged 2 bopd. The company will place an additional 9 wells into production on the Parks Lease over the next quarter. Once these wells are in production the company will return to each well and perform work over operations to clean up the wells and increase production. The company for the next year will concentrate on placing into production the three fields it currently owns in Texas. It is managements' goal to place sufficient wells into production to achieve profitability and not rely on continued raising capital and borrowing to continue operations.

On December 24, 2007, the Company changed the authorized common shares of the Company from 50,000,000 common shares to 250,000,000 common shares.

On December 24, 2007, the Board of Directors canceled the 1,000 preferred shares of stock issued to Mark Neuhaus. The Company issued 10,715,789 common shares to Mr. Neuhaus to replace the preferred shares of stock on February 13, 2008. (See
Note 7 Preferred Stock, below) The Board determined that this was in the best interest of the Company to remove Mr. Neuhaus from complete voting control of the Company.

Management raised $1,240,000 in a Private Placement offering during the months of July through September 2006 to finance acquisitions. The funds raised in 2006 were used to purchase an interest in three oil and gas fields located in Texas. Development of the fields began on November 1, 2006, by way of cleaning up the fields and preparing the wells located in the fields for testing required by the State of Texas. As of April 30, 2008, the testing of wells located in the Williams Field has been completed. In November 2007 The Company began work on the Parks Lease. The Company has experienced substantial costs for engineering and other professional services during 2005, 2006 and 2007 in making the transition to an oil and gas exploration and production company. The Company plans to continue using a combination of debt and equity financing to acquire additional fields and to develop those fields. Currently, management cannot provide any assurance regarding the successful development of acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however, it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance the operations.

                                TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

CURRENT BUSINESS ACTIVITIES, continued

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC ("Hewitt"), a company owned by Douglas C. Hewitt, Director of TX Holdings, Inc. The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% Working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a 6 month period. The Company used its best efforts to raise the funds necessary to purchase the prospects utilizing its former investment banker, Baron Group. As of December 31, 2007, the Company failed to raise the capital needed to participate in all of the prospects. The Company and Hewitt have mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects. No assurance can be given that any negotiations for participation in specific projects will be consummated.

In August 2007, the Company entered into an investment banking agreement with Energy Capital Solutions which has offices located in Dallas and Houston, Texas. This Agreement requires the Company to pay Energy Capital Solutions three equal monthly payments of $10,000 totaling $30,000. Energy Capital Solutions will use its best efforts to arrange debt and/or equity financing for future acquisitions. The Company will utilize Energy Capital Solutions' expertise in financing energy acquisitions and developments. As of March 30, 2008 the Company has failed to acquire any additional properties or to receive any funding from Energy Capital Solutions. As of August 1, 2007, the previous investment banking relationship with Baron Capital Group was terminated.

GOING CONCERN CONSIDERATIONS

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing advantageous businesses opportunities. Management currently believes that its best opportunities lie in the oil and gas industry. The Company's total liabilities exceed its total assets and the Company's liquidity has depended excessively on raising new capital. As of March 30, 2008 the Company received its first revenue from oil & gas operations. In addition, the Company has obtained its Operators License for the State of Texas and is now able to produce and sell its oil & gas production. Over time the Company will seek to increase oil production and to move away from the dependency of raising additional capital.

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's successful business plan is to generate profits commensurate to financial viability. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

                                TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At March 31, 2008 the Company has outstanding 6,618,324 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have exercise prices ranging from $0.28 to $0.50 per share and expire at various dates through September 2011.

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

NOTE 2 - INCOME TAXES

Following is an analysis of deferred taxes at March 31, 2008:


Deferred tax assets:
    Net operating losses                                        $  1,124,590
    Accrued expenses                                                 221,653
    Valuation allowance                                           (1,346,143)
                                                                -------------

      Total deferred tax assets                                          100

Deferred tax liabilities:
    Basis of property and equipment                                      100
                                                                -------------

      Net deferred tax asset                                    $          -
                                                                =============

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

                                TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 2 - INCOME TAXES, continued

Net operating losses after December 12, 2002 through September 30, 2007 were approximately $2,882,000. The total net operating losses available to the Company to offset future taxable income is approximately $3,306,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the three months ended March 31, 2008 and 2007:

                                             2007                    2006
                                     --------------------   --------------------
                                       Amount    Percent       Amount    Percent
                                     ---------- ---------   ----------- --------

  Benefit for income tax at federal
   statutory rate                    $  73,384        34%   $  188,565       34%

  Change in valuation allowance        (73,384)      (34)     (110,025)     (20)
  Non-deductible stock-based
   compensation                              -         -       (78,540)     (14)
                                     ---------- ---------   ----------- --------

                                     $       -         -%   $        -        -%
                                     ========== =========   =========== ========

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

On December 24, 2007, the Company accepted the resignation of Mark S. Neuhaus as the Chairman of the Board and the CEO of the Company. As part of the resignation Mr. Neuhaus agreed to exchange his 1000 preferred shares of stock for restricted common shares. The Company agreed to issue to Mr. Neuhaus 10,715,789 shares of Common Stock. The total amount of shares to be issued was calculated by dividing the value of the preferred stock ($1,018,000) by the current market price of the stock ($0.095) to arrive at the 10,715,789 common shares. By issuing the common shares and retiring the preferred shares the Company was able to return control to the shareholders of the Company.

                                TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

--------------------------------------------------------------------------------

NOTE 3 - STOCKHOLDERS EQUITY, continued

COMMON STOCK

On January 17, 2008, the Secretary of State of Georgia accepted an amendment from the Company increasing authorized common stock for the Company from 50,000,000 to 250,000,000 shares.

NOTE 4 - SUBSEQUENT EVENTS

On May 12, 2008, Jose Fuentes was named chief financial officer of the Company when Michael A. Cederstrom tendered his resignation. Mr. Cederstrom had been receiving $15,000 per month to represent the Company as the chief financial officer and general counsel. Mr. Cederstrom's law firm Dexter & Dexter, Attorneys at Law, P.C., will continue to provide legal counsel for the Company at an hourly rate of $200 per hour; however management believes that greater use of Mr. Fuentes' efforts will substantially reduce administrative costs.

In April 2008 the Company received its Operators License from the Texas Railroad Commission. This will allow the Company to operate its own wells and to sell the production from its wells.

NOTE 5 - RELATED PARTY TRANSACTIONS

During the quarter ended March 31, 2008, the Company recognized crude oil sales from a lease for which the operator is company owned by a stockholder/director of the Company. This sale accounts for 100% of our oil and gas revenue for the three and six months ended March 31, 2008.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $11,864,943 as of March 31, 2008. The acquisition of a controlling interest in the Company by MA&N proved the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties as well. The Company has used the funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company has begun oil production in March 2008 the Company placed into production 3 wells located in the Parks' leases. The Company has also begun development of the Contract Area 1 leases. If our development plan is successful, and sufficient funds are raised to pay for the development, it is estimated that it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes that it will need to raise additional funds to fully develop its fields, purchase equipment, and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of seventy wells located on the three fields located in Texas. Each of the wells will need to be reworked in order to establish production at a cost of approximately $10,000 to $15,000 per well. Initial production from each well is estimated to be between one to five barrels per day. Once initial production has been established, the Company will begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and may increase production of each well up to an estimated eight to twelve barrels per day per well. If the Company is able to produce its wells upon the recompletion, the Company will be profitable if 40 barrels of oil are produced and the price of oil remains above $100.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes and future expansion of its current oil producing properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2008 COMPARED TO THREE MONTHS ENDED MARCH 31, 2007

REVENUES FROM OPERATIONS

Revenues for the three months ended March 31, 2008 and 2007 were $4,761 and zero respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008. The Company will continue to place additional wells into operation during the 3rd and 4th quarters of 2008.

EXPENSES FROM CONTINUING OPERATIONS

The Company incurred operating expenses of $265,834 for the three months ended March 31, 2008; a decrease of $134,094 compared to $399,928 for the three months ended March 31, 2007. The majority of the savings was attributable to lower personnel related expenses of $157,967 and lower legal fees of $43,686. The lower expenses were partially offset by higher Stock based compensation, paid for services to the company, in the amount of $64,000.

The lower personnel expenses were achieved by reducing staff and switching to direct payment of staff instead of leasing staff. The Company continues to ramp-up in the initial phases of entering a new industry (oil and gas) and hiring the necessary professionals to assist in the selection process and development of potential oil and gas producing properties. The Company will rely on hiring independent operators for all field work and will not be adding to its in house staff until production has been achieved.

NET INCOME/LOSS

For the quarter ended March 31, 2008, the Company had a net loss of $295,060, representing a positive variance of $107,182 when compared to a net loss of $402,242 for the quarter ended March 31, 2008. The positive variance results from lower personnel related expenses and lower legal fees as described above. Interest expense for the three months ended March 31, 2008, was $27,471 higher than the same period in 2007. The higher interest expense results from cash borrowed from short term loans from officers/shareholders to meet the operations cash requirement and from additional costs to convert debt to equity and beneficial conversion features associated with convertible debt. On March 2008, the company recorded a loss from equipment disposal in the amount of $4,202.

SIX MONTHS ENDED MARCH 31, 2008 COMPARED TO SIX MONTHS ENDED MARCH 31, 2007

REVENUES FROM OPERATIONS

Revenues for the three months ended March 31, 2008 and 2007 were $4,761 and zero respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas.

EXPENSES FROM CONTINUING OPERATIONS

The Company incurred operating expenses of $452,523 for the six months ended March 31, 2008; a decrease of $497,435 compared to $949,958 for the six months ended March 31, 2007. The major reasons for the lower expenses were attributable to a $167,000 decrease in stock based compensation being reduced to $64,000 during the six months ending March 31, 2008 from $231,000 for the six months ending March 31, 2007 and, lower personnel related expenses which decreased from $306,374 for the six months ending March 31, 2007 to $154,005 for the six months ending March 31, 2008. The $152,369 personnel expense savings was achieved by reducing staff and switching to direct payment of staff instead of leasing staff. Other lower expense contributors during the period were: legal expenses, $50,424; advertising, $51,451and travel expense, $29,575.

NET INCOME/LOSS

For the six months ended March 31, 2008, the Company had a net loss of $510,894 representing a positive variance of $445,951 when compared to a net loss of $956,845 for the six months ended March 31, 2007. The positive variance results from lower stock based compensation and lower personnel related expenses, as described above. Interest expense for the six months ended March 31, 2008, was $52,043 higher than the same period in 2007. The higher interest expense results from cash borrowed from short term loans from officers/shareholders to meet the operations cash requirement and from additional costs to convert debt to equity and beneficial conversion features associated with convertible debt.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedure may deteriorate. Management has assessed the effectiveness of the Company's internal control over financial reporting as of March 31, 2008 and management is of the opinion that the controls are adequate at this time.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

Management is currently aware of one pending, past, or present litigation involving the Company which management does not believe could have a materially adverse effect on the Company. Management does not know of any outstanding bankruptcy or receivership issues and is also unaware of any securities law violations other than the failure to file Form 10-KSB in 2005 and in 2006 in a timely manner. The same violation occurred in filing Form 10-QSB for the quarterly periods in 2005 and 2006.

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

On July 26, 2007, the Company received a letter from the SEC requesting the clarification of certain disclosures contained in its 2006 10KSB and its Form 10QSB for the Interim Period ended March 31, 2007. On or about December 1, 2007 the Company responded to the July 26, 2007 letter. On January 14, 2008 the Company received a revised letter from the SEC addressing some of the previous issue. The Company has responded to all of the issues raised by the SEC. On April 14, 2008 the Company received a letter from the SEC stating that the SEC had completed its review of the Company's 10-KSB and their amendments and that the Company had no further comments at this time.

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

Dated: May 14, 2008

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


       /s/ William "Buck" Shrewsbury      Chairman of the Board of Directors and
       -----------------------------      Chief Executive Officer
       William "Buck" Shrewsbury
       May 14, 2008

       /s/ Rob Hutchings                  President and Director
       -----------------------------
       Rob Hutchings
       May 14, 2008

       /s/ Jose Fuentes                   Chief Financial Officer
       -----------------------------
       Jose Fuentes
       May 14, 2008

       /s/ Bobby S. Fellers               Director
       -----------------------------
       Bobby S. Fellers
       May 14, 2008

       /s/ Martin Lipper                  Director
       -----------------------------
       Martin Lipper
       May 14, 2008