Form 10QSB/A
period 2008-03-31
TX Holdings, Inc.
filed 2008-05-15
CIK 1133798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

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

                                TX Holdings, Inc.
                                  Form 10-QSB/A
                      For the Quarter Ended March 31, 2008

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

On December 24, 2007, the Company accepted the resignation of Mark S. Neuhaus as the Chairman of the Board and the CEO of the Company. Mr. Neuhaus' resignation resulted in the cessation of any bonuses or any other compensation. There is currently no consulting agreement between Mr. Neuhaus and the Company. As part of the resignation Mr. Neuhaus agreed to exchange his 1,000 preferred shares of stock for restricted common shares. The Company agreed to issue to Mr. Neuhaus 10,715,789 shares of Common Stock. The total amount of shares to be issued was calculated by dividing the value of the preferred stock ($1,018,000) by the current market price of the stock ($0.095) to arrive at the 10,715,789 common shares. By issuing the common shares and retiring the preferred shares the Company was able to return control to the shareholders of the Company.

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

Exhibit 31.1    Section 302 Certification of Chief Executive Officer

Exhibit 31.2    Section 302 Certification of Chief Financial Officer

Exhibit 32.1    Section 906 Certification of Chief Executive Officer

Exhibit 32.2    Section 906 Certification of Chief Financial Officer


EXPLANATORY NOTE

This 10-QSB/A for TX Holdings, Inc. is being filed solely to update Mr. Mark Neuhaus' current relationship to the Company. (See Note 3 Stockholders' Equity - Preferred Stock).

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