Form 10-Q
period 2008-06-30
TX Holdings, Inc.
filed 2008-08-12
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

———————

FORM 10-QSB

———————

X	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the quarterly period ended: June 30, 2008
or

TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934
For the transition period from: _____________ to _____________

———————

TX HOLDINGS, INC.

 (Exact name of registrant as specified in its charter)

———————

GEORGIA	0-32335	58-2558702
(State or Other Jurisdiction	(Commission	(I.R.S. Employer
of Incorporation)	File Number)	Identification No.)

12080 Virginia Blvd.

Ashland, KY  41102

 (Address of Principal Executive Office) (Zip Code)

(606) 928-1131

 (Registrant’s telephone number, including area code)

R Wireless, Inc.

1701 North Judge Ely Blvd. #6420

Abilene, Texas 79601

 (Former name, former address and former fiscal year, if changed since last report)

———————

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the
Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was

required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.	X	Yes		No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer	Accelerated filer
Non-accelerated filer	Smaller reporting company		X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act).		Yes	X	No

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.
As of June 30, there were 43,360,824 shares of common stock outstanding.

TX Holdings, Inc.

Form 10-QSB

For the Quarter Ended June 30, 2008

Table of Contents

PART 1-FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

	Unaudited Condensed Balance Sheets as of June 30, 2008 and September 30, 2007	3

	Unaudited Condensed Statements of Operations for the Three and Nine Months Ended June 30,, 2008 and 2007, and for the Period From Inception of the Development Stage, October 1, 2004, to June 30, 2008	4

	Unaudited Condensed Statement of Changes in Stockholders’ Equity (Deficit) for the Nine Months Ended June 30, 2008	5

	Unaudited Condensed Statements of Cash Flows for the Nine Months Ended June 30, 2008 and 2007, and for the Period From Inception of the Development Stage, October 1, 2004, to June 30, 2008	6

	Notes to Unaudited Condensed Financial Statements	7

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

Item 3	Controls and Procedures	13

PART II-OTHER INFORMATION

Item 1	Legal Proceedings	14

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	14

Item 3	Defaults upon Senior Securities	14

Item 4	Submission of Matters to a Vote to Security Holders	14

Item 5	Other Information	14

Item 6	Exhibits	14

SIGNATURES		15

PART 1-FINANCIAL INFORMATION

ITEM 1

CONDENSED FINANCIAL STATEMENTS

TX HOLDINGS, INC,

A CORPORATION IN THE DEVELOPMENT STAGE

UNAUDITED BALANCE SHEETS

June 30, 2008 and September 30, 2007

	June 30,	September 30,
	2008	2007
ASSETS

Current assets:
Cash and cash equivalents	$2,341	$––
Accounts receivable	739	––
Prepaid expenses	––	––

Total current assets	3,080	––

Deposits for oil and gas property acquisition	378,000	378,000
Property and equipment, net	612,328	617,038
Other	55,000	5,000
Total Assets	$1,048,408	$1,000,038
LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities:
Notes payable to a stockholder	$170,000	$170,000
Accounts payable and accrued liabilities	594,270	491,788
Accrued stock-based compensation	231,000	231,000
Advances from stockholder/officer	241,845	––

Total current liabilities	1,237,115	892,788

Convertible debt to stockholder/officer	1,199,886	1,199,886
Total liabilities	2,437,001	2,092,674

Commitments and contingencies

Stockholders' equity (deficit)
Preferred stock: no par value, 1,000,000 shares authorized
1,000 shares issued and outstanding at June 30, 2008	––	1,018,000
Common stock: no par value, 250,000,000 shares
authorized, 43,360,824 and 31,884,355 shares
issued and outstanding at June 30, 2008
and September 30, 2007, respectively	9,624,194	8,443,004
Additional paid-in capital	925,409	800,409
Stockholder deposits	40,643	––
Accumulated deficit	(1,803,507)	(1,803,507)
Losses accumulated in the development stage	(10,175,332)	(9,550,542)

Total stockholders' deficit	(1,388,593)	(1,092,636)

Total liabilities and stockholders' equity (deficit)	$1,048,408	$1,000,038

The accompanying notes are an integral part f the unaudited consolidated condensed financial statements

TX  HOLDINGS, INC.

A CORPORATION IN THE DEVELOPMENT STAGE

UNAUDITED STATEMENTS OF OPERATIONS

For the Three and Nine Months Ended June 30, 2008 and 2007 and for the Period From

Inception of the Development Stage, October 1, 2004, to June 30, 2008

	Three Months Ended June 30,2008		Nine Months Ended June 30,,		Inception of Development Stage to
	2008	2007	2008	2007	June 30, 2008

Revenue	$739	$––	$5,501	$––	$5,501

Operating expenses, except
items shown separately below:	$81,948	$430,655	$337,954	$918,456	$1,726,971
Stock-based compensation	––	1,813,381	64,000	2,044,381	6,708,504
Professional fees	4,004	65,479	136,013	245,658	1,020,355
Lease expense	––	––	––	––	17,392
Depreciation expense	––	508	508	870	3,146
Advertising expense	––	––	––	50,616	83,265

Total operating expense	85,952	2,310,023	538,475	3,259,981	9,559,633

Loss from operations	(85,213)	(2,310,023)	(532,974)	(3,259,981)	(9,554,132)

Other Income and (expense):
Other income	––	––	––	––	710
Loss on disposal of equipment	––	––	(4,202)	––	(11,202)
Forbearance agreement costs	––	––	––	––	(211,098)
Interest expense	(28,683)	(199,023)	(87,614)	(205,910)	(399,610)

Total other income and (expenses), net	(28,683)	(199,023)	(91,816)	(205,910)	(621,200)

Net income (loss)	$(113,896)	$(2,509,046)	$(624,790)	$(3,465,891)	$(10,175,332)

Net loss per common share
basic and diluted	$(0.00)	$(0.09)	$(0.01)	$(0.13)

Weighted average number of
common shares outstanding
basic and diluted	43,360,824	29,486,090	36,139,278	27,711,867

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements

TX HOLDINGS INC.

A CORPORATION IN THE DEVELOPMENT STAGE

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)

For the Nine Months Ended June 30, 2008

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balance at
September30,
2007	1,000	$1,018,000	31,884,355	$8,443,004	$800,409	$(1,803,507)	$(9,550,542)	$(1,092,636)

Common stock issued in exchange
for preferred stock	(1,000)	(1,018,000)	10,715,789	1,018,000	––	––	––	––

Common stock issued for
professional
services	––	––	400,680	120,190	––	––	––	120,190

Common stock sold
to private investors	––	––	660,000	43,000	––	––	––	43,000

Stockholder deposit	––	––	––	––	40,643	––	––	40,643

Common stock
returned to treasury	––	––	(300,000)	––	––	––	––	––

Accrued salary
contributed by
officer/stockholder	––	––	––	––	125,000	––	––	125,000

Net Loss	––	––	––	––	––	––	(624,790)	(624,790)

Balance at
June 30, 2008	––	$––	43,360,824	$9,624,194	$966,052	$(1,803,507)	$(10,175,332)	$(1,388,593)

The accompanying notes are an integral part of the unaudited consolidated condensed financial statements

TX HOLDINGS, INC

A CORPORATION IN THE DEVELOPMENT STAGE

UNAUDITED STATEMENTS OF CASH FLOWS

For the Nine Months Ended June 30, 2008 and 2007 and for the Period From

Inception of the Development Stage, October 1, 2004, to June 30, 2008

			Inception of
			Development
			Stage to
	Nine Months Ended June30,		June 30,
	2008	2007	2008
Cash flows from operating activities:
Net loss	$(624,790)	$(3,465,891)	$(10,175,332)
Adjustments to reconcile net loss to net cash used by operating activities:
Warrants issued for forbearance agreement	––	––	211,098
Loss on disposal of equipment	4,202	––	11,202
Depreciation expense	508	870	3,146
Common and preferred stock issued for services	120,190	1,885,000	5,568,089
Common stock issued to settle accounts payable	––	215,113	251,308
Warrants issued for services	––	159,381	376,605
Common stock issued in payment of interest expense	––	161,666	196,666
Common stock issued by an officer/stockholder to satisfy expenses of
the Company and increase stockholder advances	––	––	616,750
Amortization of beneficial conversion feature	––	35,000	––
Accrued salary contributed buy stockholder/ former officer	125,000	––	125,000
Changes in operating assets and liabilities:
Prepaid expenses and other assets	(50,000)	9,000	(54,750)
Accounts receivable	(739)	––	(739)
Accrued interest added to stockholder advances	84,820	9,246	119,991
Accounts payable and accrued liabilities	17,662	3,647	1,221,168

Net cash used by operating activities	(323,147)	(986,968)	(1,529,798)

Cash flows from investing Activities:
Deposits paid for oil and gas property acquisitions	––	(125,000)	(378,000)
Property and equipment additions	––	(45,538)	(335,556)

Net cash used by investing activities	––	(170,538)	(713,556)

Cash flows from financing activities:
Proceeds from stockholder/officer contribution	40,643	53,325	40,643
Proceeds from note payable to stockholder	––	520,000	520,000
Proceeds from sale of common stock	43,000	––	1,207,997
Repayment of note payable to a bank	––	––	(20,598)
Proceeds from exercise of warrants	––	75,461	78,404
Proceeds from stockholder/officer advances	241,845	176,174	419,249

Net cash provided by financing activities	325,488	824,960	2,245,695

Increase (decrease) in cash and cash equivalents	2.341	(332,546)	2,341

Cash and cash equivalents at beginning of period	––	332,546	––

Cash and cash equivalent at end of period	$2,341	$––	$2,341

The accompanying notes are an integral part of the unaudited consolidated financial statements

TX HOLDINGS, INC

A CORPORATION IN THE DEVELOPMENT STAGE

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the “Company”), incorporated May 4, 2000 in the State of Georgia, is transitioning from a holding company to an oil and gas exploration and production company. This transition began during 2005 when the Board of Directors made the affirmative election to investigate the oil & gas industry as is discussed below in “CURRENT BUSINESS ACTIVITIES”.

CURRENT BUSINESS ACTIVITIES

In April 2008 the Company completed the work that was required to receive its own Operators License from the State of Texas.  This will allow the Company to complete and begin the production and sale of oil and gas.  The Company has started by placing 3 wells into operation on the Parks Lease.  The initial production has averaged 2 bopd.  The company will place an additional 9 wells into production on the Parks Lease over the next quarter.  Once these wells are in production the company will return to each well and perform work over operations to clean up the wells and increase production.  The company for the next year will concentrate on placing into production the three fields it currently owns in Texas. It is managements’ goal to place sufficient wells into production to achieve profitability and not rely on continued raising capital and borrowing to continue operations.

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

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC (“Hewitt”), a company owned by Douglas C. Hewitt, Director of TX Holdings, Inc.  The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% Working Interest in eight projects in Kansas and

Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a 6 month period.  The Company used its best efforts to raise the funds necessary to purchase the prospects utilizing its former investment banker, Baron Group. As of December 31, 2007, the Company failed to raise the capital needed to participate in all of the prospects. The Company and Hewitt have mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects. No assurance can be given that any negotiations for participation in specific projects will be consummated.

TX HOLDINGS, INC

A CORPORATION IN THE DEVELOPMENT STAGE

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, continued

CURRENT BUSINESS ACTIVITIES, continued

In August 2007, the Company entered into an investment banking agreement with Energy Capital Solutions which has offices located in Dallas and Houston, Texas.  This Agreement requires the Company to pay Energy Capital Solutions three equal monthly payments of $10,000 totaling $30,000.  Energy Capital Solutions will use its best efforts to arrange debt and/or equity financing for future acquisitions. The Company will utilize Energy Capital Solutions’ expertise in financing energy acquisitions and developments. As of June 30, 2008 the Company has failed to acquire any additional properties or to receive any funding from Energy Capital Solutions. As of August 1, 2007, the previous investment banking relationship with Baron Capital Group was terminated.

On May 12, 2008, Jose Fuentes was named chief financial officer of the Company when Michael A. Cederstrom tendered his resignation. Mr. Cederstrom had been receiving $15,000 per month to represent the Company as the chief financial officer and general counsel.  Mr. Cederstrom’s law firm Dexter & Dexter, Attorneys at Law, P.C., will continue to provide legal counsel for the Company at an hourly rate of $200 per hour; however management believes that greater use of Mr. Fuentes’ efforts will substantially reduce administrative costs.

In April 2008 the Company received its Operators License from the Texas Railroad Commission. This will allow the Company to operate its own wells and to sell the production from its wells.

GOING CONCERN CONSIDERATIONS

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing advantageous businesses opportunities. Management currently believes that its best opportunities lie in the oil and gas industry. The Company's total liabilities exceed its total assets and the Company's liquidity has depended excessively on raising new capital.  As of March 31, 2008 the Company received its first revenue from oil & gas operations. In addition, the Company has obtained its Operators License for the State of Texas and is now able to produce and sell its oil & gas production.  Over time the Company will seek to increase oil production and to move away from the dependency of raising additional capital.

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

TX HOLDINGS, INC

A CORPORATION IN THE DEVELOPMENT STAGE

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At June 30, 2008 the Company has outstanding 7,718,324 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have exercise prices ranging from $0.28 to $0.50 per share and expire at various dates through September 2011.

TX HOLDINGS, INC

A CORPORATION IN THE DEVELOPMENT STAGE

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, continued

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements—an amendment of ARB No. 51.” SFAS No. 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited The Company is currently evaluating the impact of the adoption of FIN 48 but does not expect the adoption of this statement to have a material impact on the Company’s financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, “Business Combinations.” The revision is intended to simplify existing guidance and converge rulemaking under U.S. generally accepted accounting principles (GAAP) with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisition intangibles. An entity may not apply it before that date. The new standard also converges financial reporting under U.S. GAAP with international accounting rules. The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows.

NOTE 2 - INCOME TAXES

Following is an analysis of deferred taxes at March 31, 2008:

Deferred tax assets:
Net operating losses	$1,124,590
Accrued expenses	221,653
Valuation allowance	(1,346,143)

Total deferred tax assets	100

Deferred tax liabilities:
Basis of property and equipment	100

Net deferred tax asset	$––

The Company has tax net operating loss carryforwards totaling approximately $3,650,000, expiring in 2018 through 2028. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

TX HOLDINGS, INC

A CORPORATION IN THE DEVELOPMENT STAGE

NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

Net operating losses after December 12, 2002 through June 30, 2008 were approximately $3,226,000.  The total net operating losses available to the Company to offset future taxable income is approximately $3,650,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the three months ended March 31, 2008 and 2007:

	Three Months Ended June 30,		Nine Months Ended June 30,
	2008	2008	2007	2008
Benefit for income tax at federal
statutory rate	$38,725	$853,075	$212,429	$1,178,402
Change in valuation allowance	(38,725)	(236,525)	(190,669)	(413,304)
Non-deductible stock-based
compensation	––	(616,550)	(21,760)	(765,098)

	$––	$––	$––	$––

NOTE 3 – STOCKHOLDERS’ EQUITY

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

NOTE 5 – RELATED PARTY TRANSACTIONS

During the quarters ended March 31, 2008 and, June 30, 2008, the Company recognized crude oil sales from a lease for which the operator is company owned by a stockholder/director of the Company. This sale accounts for 100% of our oil and gas revenue for the three and nine months ended June 30. 2008.

ITEM 2 MANAGEMENT’S DISCUSSION AND ANALYSIS OR PLAN OF OPERATIONS

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

The Company has never earned a profit, and has incurred an accumulated deficit of $11,853,839 as of June 30, 2008. The acquisition of a controlling interest in the Company by MA&N proved the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties as well. The Company has used the funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company has begun oil production in March 2008 the Company placed into production 3 wells located in the Parks’ leases. The Company has also begun development of the Contract Area 1 leases. If our development plan is successful, and sufficient funds are raised to pay for the development, it is estimated that it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes that it will need to raise additional funds to fully develop its fields, purchase equipment, and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of seventy wells located on the three fields located in Texas. Each of the wells will need to be reworked in order to establish production at a cost of approximately $10,000 to $15,000 per well. Initial production from each well is estimated to be between one to five barrels per day.  Once initial production has been established, the Company will begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and may increase production of each well up to an estimated eight to twelve barrels per day per well. If the Company is able to produce its wells upon the recompletion, the Company will be profitable if 30 barrels of oil are produced and the price of oil remains above $120.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes and future expansion of its current oil producing properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2008 COMPARED TO THREE MONTHS ENDED JUNE 30, 2007

REVENUES FROM OPERATIONS

Revenues for the three months ended June 30, 2008 and 2007 were $739 and zero respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008.  The Company believes that it will place additional wells into operation during the fourth quarter of 2008.

EXPENSES FROM CONTINUING OPERATIONS

The Company operating expenses for the three months ended June 30, 2008 were $85,952. The current quarter operating expenses represent a favorable variance of $2,224,071 when compared to operating expenses of $2,310,023 for the quarter ended June 30, 2007. The favorable variance results primarily from no stock based compensation during the three months ended June 30, 2008  as compared to $1,813,381 for the three months period ended June 30, 2007. Other favorable variances as compared to the same three months period for the prior year were: lower outside consultants, $224,550; lower payroll related expenses, $101,273 and lower legal expenses of $55,474.

NET INCOME/LOSS

For the quarter ended June 30, 2008, the Company had a net loss of $113,896 representing a positive variance of $2,395,150 when compared to a net loss of $2,509,046 for the quarter ended June 30, 2007. The positive variance results from having issued no company stock for compensation during the three months ended June 30, 2008 as compared to $1,813,381 for the same period the prior year. With the exception of higher well related expenses of $12,860, most other major areas of administrative expenses for the current quarter were lower than the same three months period in the prior year. Interest expenses for the quarter ended June 30, 2008 were $28,683 as compared to $199,023 for the quarter ended June 30, 2007. The higher interest expense for the quarter ended June 30, 2007 resulted from cash borrowed from short term loans and officers/shareholders to meet the operations cash requirement and from additional costs to convert debt to equity and beneficial conversion features associated with convertible debt.

NINE MONTHS ENDED JUNE 30, 2008 COMPARED TO NINE MONTHS ENDED JUNE 30, 2007

REVENUES FROM OPERATIONS

Revenues for the nine months ended June 30, 2008 and 2007 were $5,501and zero respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas.

EXPENSES FROM CONTINUING OPERATIONS

The Company incurred operating expenses of $538,475 for the nine months ended June 30, 2008; a decrease of $2,721,506 compared to $3,259,981 for the nine months ended June 30, 2007. The major reason for the lower expenses was attributable to a $1,980,381 decrease in stock based compensation being reduced to $64,000 during the six months ending June 30, 2008 from $2,044,381 for the nine months ended June 30, 2007. Lower personnel compensation between the two periods resulted in a favorable variance of $257,742 related to reduced staff levels and a switch to direct payment of staff instead of staff leasing. Other lower expense contributors during the period were: Outside consultants,$224,275; legal expenses, $105,898; advertising, $50,616 and travel expense, $35,296.

NET INCOME/LOSS

For the nine months ended June 30, 2008, the Company had a net loss of $624,790 representing a positive variance of $2,841,101 when compared to a net loss of $3,465,891 for the nine months ended June 30, 2007. The positive variance results from lower stock based compensation, lower personnel related expenses and lower general administrative expenses, as described above. Interest expense for the nine months ended June 30, 2008, was $118,296 lower than the same period in 2007. The lower interest expense results from cash borrowed from short term loans from officers/shareholders to meet the operations cash requirement and from additional costs to convert debt to equity and beneficial conversion features associated with convertible debt during 2007. During the current period the company recorded  $4,202 loss on disposal of equipment.

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

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions or that the degree of compliance with the policies or procedure may deteriorate. Management has assessed the effectiveness of the Company's internal control over financial reporting as of June 30, 2008 and management is of the opinion that the controls are adequate at this time.

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

TX Holdings, Inc. has filed an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04, entitled TX Holdings, Inc. vs. Darren Bloom. The Company has brought an action against Mr. Bloom for breach of contract, damages, and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006, after serving only 9 months. Mr. Bloom currently owns 2,000,000 shares of TX Holdings, Inc.’s common stock. As a result of a preliminary agreement with Mr. Bloom, , the company has  elected on March 28, 2008 to rescind  the case against Mr. Bloom. Under the new agreement, Mr. Bloom will return 1,300,000 shares to treasury stock and will keep 700,000 shares.

On or about July 2, 2008 TX Holdings received a judgment in favor of the Investor Relation Group, Inc (IRG), an investor relation firm previously used by the company, in the amount of $54,074. IRG claims that TX Holdings did not meet their contractual obligation and was not properly compensated for their services. The company is currently negotiating a settlement with IRG and anticipates that the outcome of the negotiations will not have a material adverse impact on the Company. If settlement negotiations do not result in a resolution, TX Holdings intends to contest the judgment and claims asserted in the litigation.

On July 26, 2007, the Company received a letter from the SEC requesting the clarification of certain disclosures contained in its 2006 10KSB and its Form 10QSB for the Interim Period ended March 31, 2007.  On or about December 1, 2007 the Company responded to the July 26, 2007 letter.  On January 14, 2008 the Company received a revised letter from the SEC addressing some of the previous issue.  The Company has responded to all of the issues raised by the SEC.  On April 14, 2008 the Company received a letter from the SEC stating that the SEC had completed its review of the Company’s 10-KSB and their amendments and that the Company had no further comments at this time.

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

TX HOLDINGS, INC.

By:	/s/ William “Buck” Shrewsbury
William “Buck” Shrewsbury Chief Executive Officer

Date:  August 8, 2008

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury	Chairman of the Board of Directors and Chief Executive Officer	August 8, 2008
William “Buck” Shrewsbury

/s/ Rob Hutchings	President and Director	August 8, 2008
Rob Hutchings

/s/ Jose Fuentes	Chief Financial Officer	August 8, 2008
Jose Fuentes

/s/ Bobby S. Fellers	Director	August 8, 2008
Bobby S. Fellers

/s/ Martin Lipper	Director	August 8, 2008
Martin Lipper