Form 10KSB
period 2008-09-30
TX Holdings, Inc.
filed 2009-01-07
CIK 1133798

U.S. SECURITIES AND EXCHANGE COMMISSION
                                Washington, D.C. 20549
                       ----------------------------------------

                                      FORM 10-KSB

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2008

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

                              12080 Virginia Blvd.
                            Ashland, Kentucky. 41102
                             (Address of Principal)

                                 (606) 928-1131
              (Registrant's Telephone Number, Including Area Code)

              Securities Registered Under Section 12(b) of the Act:

                                      None

              Securities Registered Under Section 12(g) of the Act:

                                  Common Stock
                                (Title of class)

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [ ]

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for past 90 days.
Yes [X] No [_]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

The Registrant had revenues for the fiscal year ended September 30, 2008 of $9,308.

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on January 5, 2009 was $3,028,987

There are approximately 27,536,249 shares of common voting stock of the Registrant held by non-affiliates. On January 5, 2009 the average bid and asked price was $0.11

As of January 5,, 2009 there were 43,905,824 shares of common stock outstanding.

Forward-Looking Statements and Cautionary Words

Included in this report are forward-looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-KSB which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements. These forward-looking statements are only predictions and involve known and unknown risks, uncertainties including the risks in the section entitled "Risk Factors" which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-KSB or the amendment thereto in which they appear, as the case may be. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based or to reflect the occurrence of unanticipated events except as required by law. All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report, the words "could," "believe," "anticipate," "intend," expect," "estimate," "expect," "may," "will" "continue," "predict," "potential," "project" and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and elsewhere in this annual report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

     o    business strategy;

     o    estimated quantities of oil and natural gas reserves;

     o    technology;

     o    financial strategy;

     o    oil and natural gas realized prices;

     o    timing and amount of future production of oil and natural gas;

     o    the amount, nature and timing of capital expenditures;

     o    drilling of wells;

     o    competition and government regulations;

     o    marketing of oil and natural gas;

     o    exploitation or property acquisitions;

     o costs of exploiting and developing our properties and conducting other operations;

     o    general economic and business conditions;

     o    cash flow and anticipated liquidity;

     o    uncertainty regarding our future operating results; and

     o plans, objectives, expectations and intentions contained in this annual report that are not historical.

You should not place undue reliance on these forward-looking statements. All forward-looking statements speak only as of the date of this annual report.

Although we believe that our plans, objectives, expectations and intentions reflected in or suggested by the forward-looking statements we make in this annual report are reasonable, we can give no assurance that they will be achieved. These cautionary statements qualify all forward-looking statements attributable to us or persons acting on our behalf.

As used in this Annual Report, the terms "we", "us", and "our" mean TX Holdings, Inc.

                                   FORM 10-KSB

                  FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2008

                                TABLE OF CONTENTS

PART I                                                                        5
        Item 1 Description of Business                                        5
        Item 2 Description of Property                                       17
        Item 3 Legal Proceedings                                             18
        Item 4 Submission of Matters to a Vote of Security Holders           18
PART II                                                                      19
        Item 5 Market for Common Equity and Related Stockholder Matters      19
        Item 6 Management's Discussion and Analysis or Plan of Operations    21
        Item 7 Financial Statements                                          23
        Item 8 Changes In and Disagreements with Accountants on Accounting
           and Financial Disclosure                                          46
        Item 8A Controls and Procedures                                      46
        Item 8B Other Information                                            46
PART III                                                                     47
        Item 9 Directors, Executive Officers, Promoters and Control Persons;
           Compliance with Section 16(a) of the Exchange Act                 47
        Item 10 Executive Compensation                                       49
        Item 11 Security Ownership of Certain Beneficial Owners and
           Management and Related Stockholder Matters                        51
        Item 12 Certain Relationships and Related Transactions               52
        Item 13 Exhibits and Reports on Form 8-K                             54
        Item 14 Principal Accountant Fees and Services
SIGNATURES
Glossary of Terms
Exhibit 23.1
CERTIFICATIONS
        Exhibit 31.1
        Exhibit 31.2
        Exhibit 32.1
        Exhibit 32.2

                                     PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Overview of Business

TX Holdings, Inc. ("TX Holdings" or the "Company"), formerly named R Wireless, Inc. ("RWLS") and HOM Corporation ("HOM"), is a Georgia corporation incorporated on May 4, 2000. In December 2004 the Company began to structure itself into an oil and gas exploration and production company. The Company acquired oil and gas leases and began development of a plan for oil and gas producing operations in April 2006.

The Company is actively engaged in the exploration, development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006 The Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada"). Masada has previously served as the operator on two of the leases in which TX Holdings currently holds interest in the counties of Callahan and Eastland, Texas. THX Holding's leases and the related working interests are as follows:

     a. Contract Area # 1, 8% Working Interest;
     b. Park's Lease, 75% Working Interest;
     c. Williams Lease, 100% Working Interest.

The Contract Area #1 leases include a total of 247 acres and a total of 36 wells. TX Holdings is the operator of record for 27 of the wells and Masada Oil is the operator of record for the remaining 7 wells. The lease has eighteen wells capable of production although production of the wells is minimal (from 1 to 2 bbls per day). The Company believes it may be able to achieve higher production rates through the development of an effective water flood program. The water flood program involves the injection of water into the field through injection wells to force the oil to the production wells and thereby increase the production rate.

The Parks lease covers 320 acres in which the company owns a 75% working interest and Masada Oil and Gas owns the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells with minimal production rates. (1 to 2 bbls per day). During the third quarter, the company completed fracturing 6 wells and hopes to thereby increase the production rate.

The Company owns a 100% working interest and is the operator of the 843 acre Williams Lease. There are currently 56 wells on the lease which management believes are presently capable of producing 1 to 2 bbls per day. There is an on-going dispute with the land owner of the lease which has prevented the Company from operating or reporting any production on this lease.

The Company plans to continue using a combination of debt and equity financing to acquire additional fields and to develop those fields. Currently, management cannot provide any assurance regarding the successful development of acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however, it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance operations.

History and Corporate Structure

TX Holdings formerly acted as a holding company whose operations were conducted through two wholly-owned operating subsidiaries, Direct Lending Inc. and Homes By Owners, Inc. The Company ceased its former operations in September 2004. In December 2004, as a result of the Company's research, the Company announced that it would pursue acquisition of producing oil and gas properties operations in the oil and gas industry. In connection with this decision, the Company effected its name change to "TX Holdings, Inc." on September 1, 2005. October 1, 2004 was the beginning day for the first quarter of the determination to pursue operations in the oil and gas industry. The CUSIP number changed to 873 11R 101 as of September 6, 2005, and the trading symbol changed to TXHG as of September 19, 2005.

In April 2006 TX Holdings acquired a 75% working interest in the Parks Lease and in August 2006 the Company acquired a 100% working interest on the Williams Lease. Both leases are located in Callahan County, Texas. In February 2006 TX Holdings entered into a Memorandum of Understanding with Masada Oil and Gas and subsequently acquired an 8% working interest in an oil and gas lease known as Contract Area #1 located in Texas.

On March 28, 2006, TX Holdings appointed to its Board of Directors, Bobby Fellers, who has worked in the oil and gas business for more than thirty years. Mr. Fellers has assisted TX Holdings in the acquisition of the above referenced leases and owns a ninety two percent working interest position in the Contract Area #1 lease and a twenty-five percent working interest in the Parks Lease. In addition Mr. Fellers is the sole owner of Masada Oil & Gas a Texas corporation, which is the current operator of record of certain wells in Contract Area #1 in which TX Holdings has an 8% working interest.

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC ("Hewitt"), a company owned by Douglas C. Hewitt, a Director of TX Holdings, Inc. at the time the transaction. The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% Working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a 6 month period. Mr. Hewitt resigned as a director on July, 27, 2007 The Company and Hewitt mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects. There is currently a dispute between the Company and Hewitt as to the extent of the Company's performance and entitlement under the new agreement. executed in August of 2007.

In July through September 2006 the Company raised $1,240,000 in a Private Placement offering. The funds raised were used to purchase interests in three oil and gas fields located in Texas and described above. Development of the fields began on November 1, 2006, by way of cleaning up the fields and preparing the wells located in the fields for testing required by the State of Texas. As of April 30, 2008, the testing of wells located in the Williams Field has been completed. In November 2007 The Company began work on the Parks Lease.

The Company has experienced substantial costs for engineering and other professional services during 2005 through 2008 in making the transition to an oil and gas exploration and production company.

Recent Developments

On December 1, 2007, Mark S. Neuhaus resigned as Chairman of the Board, Director and CEO of the Company. On December 24, 2007 the Board accepted Mr. Neuhaus' resignation and canceled the 1,000 preferred shares of stock held by Mr. Neuhaus, in exchange for 10,715,789 common shares (See Note 7 Preferred Stock, below). The Board determined that it was in the best interest of the Company to remove Mr. Neuhaus from voting control of the Company. On November 11, 2008 the Company entered into a settlement agreement with Mr. Neuhaus and his wife. The agreement is subject to the condition precedent that the Company finalize a transaction with a third party involving certain oil and gas properties within 90 days of November 11, 2008 ("Third Party Closing"). Effective as and when the Third Party Closing occurs, the agreement provides for mutual general releases between the Company and Mark and the Company and Nicole Neuhaus. In connection with the agreement, seven million shares of the common stock of the Company previously issued to Mark Neuhaus were delivered to the Company to be held pending the Third Party Closing. If the Third Party Closing occurs within the 90 day period, (1) four million five hundred thousand of the deposited shares will be cancelled and returned to authorized but unissued shares of the Company,(2) two million five hundred thousand of the deposited shares will be delivered to Nicole Neuhaus and (3) certain alleged claims of Mark Neuhaus against the Company for compensation and reimbursement for $178,862 of advances and a purported indebtedness of the Company to Mark Neuhaus of $1,303.875, including interest accrued through October 31, 2008 and represented by a convertible note dated as of September 28, 2007 will be cancelled. If the Third Party Closing does not occur within 90 days of November 11, 2008 the settlement agreement will be void and of no force and effect and the deposited shares will be returned.

On December 24, 2007, William "Buck" Shrewsbury was appointed as the Chairman of the Board of Directors and Chief Executive Officer of the Company, replacing Mark Neuhaus. Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering. He served as the IT Manager with a large steel mill for 19 years. Mr. Shrewsbury owns his own trucking company as well as being an agent for a major transportation company.

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

On December 24, 2007, Rob Hutchings was appointed to the Board of Director and President of the Company. Mr. Hutchings graduated from the Royal Institute of Chemistry. He has over 30 years of experience in commercial and industrial product development and market realization with Vulcan Sun Ltd. This experience has provided Mr. Hutchings the opportunity to manage and interface between research, development, production, sales, marketing, and finance strategies to maximize business objectives.

Effective January 17, 2008 the Articles of Incorporation were amended, pursuant to shareholder consent, to increase the authorized common shares of the Company from 50,000,000 to 250,000,000 shares.

In April 2008 the Company completed the work required to receive its own Operators License from the Texas Railroad Commission. This license permits the Company to complete and begin the production and sale of oil and gas. The Company has started by placing 3 wells into operation on the Parks Lease. The initial production has averaged 2 bopd. The Company intends to place an additional 9 wells into production on the Parks Lease over the quarter ending December 31, 2008. Once these wells are in production, the Company will return to each well and perform work over operations to clean up the wells and attempt to increase production. The Company, for the next year will concentrate on placing into production the three fields it currently owns in Texas. It is managements' goal to place sufficient wells into production to achieve profitability and not rely on continued raising capital and borrowing to continue operations.

On May 12, 2008, Jose Fuentes was named chief financial officer of the Company when Michael A. Cederstrom tendered his resignation. Mr. Cederstrom represented the Company as the chief financial officer and general counsel. The legal firm Dexter & Dexter received a monthly fee of $15,000 for Mr Cederstrom's services as the representative of the firm.

Background for Oil and Gas Business Activities

Since August 2005 oil prices have exceeded $31 per barrel. On December 26, 2008 the closing price for a barrel of oil was $31.84. At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure is financially viable. The current corporate direction is to acquire through purchase, merger and option, fields with proven reserves and excellent development prospects. Concurrently, the Company is exploring options for the acquisition of operational expertise and equipment.

This strategy is contingent upon the Company's ability to obtain sufficient capital to fund the high start up costs of testing, analyzing, acquiring capital equipment and lease acquisition. On May 11, 2006 the Company announced that it had entered into a private placement agreement with Brill Securities, Inc. Pursuant to the private placement agreement the Company completed the sale of 4,133,324 units during the 3rd quarter of 2006 at a price of $0.30 per unit, for a total of $1,240,000, which after commission and expenses resulted in net proceeds of approximately $1,180,000. Each unit includes one share of common stock and a warrant to purchase an additional share at a price of $0.50 per share. This infusion of capital allowed the Company to pursue its current strategy of acquiring oil and gas producing properties.

Principal Products or Services and Markets

The principal markets for our crude oil and natural gas are expected to be refining companies, pipeline companies, utility companies and private industry end users. The point of delivery of our crude oil is at tank batteries located at or near well sites on the leases. We believe that our customers will be based in the State of Texas and in the industries discussed above. Currently, the Wells the Company owns are only capable of producing oil. Currently, sufficient quantities of natural gas are not produced to warrant the cost of installing a collection system.

Although we anticipate that any crude oil and natural gas that we produce will be sold to customers in the State of Texas, no assurance can be given that such sales will occur, or that if they do, that the volume we produce or the prices we receive will be sufficient to make our operations profitable.

Distribution Methods of Products or Services

Crude oil will be stored in tanks at well site located on our leases, until the purchaser takes delivery of the crude oil by tanker truck. On May, 2008, TX Holdings entered into a contract for the sale of its crude with BML, Inc.

Competitive Business Conditions

Our oil and gas exploration activities in Texas are undertaken in a highly competitive and speculative business environment. In seeking any other suitable oil and gas properties for acquisition, we will be competing with a number of other companies located in Texas and elsewhere, including large oil and gas companies and other independent operators, most with greater financial resources.

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

Dependence on One or a Few Major Customers

We will be dependent on local purchasers of hydrocarbons to purchase our products in the areas where our properties are located. We do not anticipate, that the loss of one or more of our primary purchasers will have a substantial adverse impact on our sales and on our ability to operate profitably.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Royalty agreements relating to oil and gas production are fairly standardized in the industry. However, the percentage and amount of royalties paid by producers vary from lease to lease. (See Description of Business - "Current Business" in this Annual Report.)

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

Texas law requires that we obtain state permits for the drilling of oil and gas wells and to post a bond with the Texas Railroad Commission (the "RRC") to ensure that each well is reclaimed and properly plugged when it is abandoned. The reclamation bond amount is $50,000 for up to ninety-nine wells. The Company has arranged a letter of credit in the amount of $50,000 to meet the requirements for the bond.

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

Research and Development

During 2008 and 2007 we did not incur any research and development expenditures.

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

Insurance

Our operations are subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. Currently the Company does not maintain insurance coverage. Losses could arise from uninsured risks

Company Employees and Other Workers

On September 30, 2008, the Company had three employees. On December 24, 2007, William Shrewsbury was appointed Chairman of the Board of Director and CEO and Rob Hutchings was appointed as the President and a Director of the Board. Jose Fuentes was promoted to the Chief Financial Position on May 12, 2008 after the resignation of the interim Chief Financial Officer, Michael Cederstrom. Other specialized functions are provided as necessary through the engagement of independent consulting contractors.

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

General Risks Related To Our Business

Brief Operating History - No Assurance of Profitability

The Company has a brief operating history. Although we commenced operations in 1997, prior businesses have been sold or discontinued and original management has been replaced as previous operations have not been profitable. The Wi-Fi business contemplated subsequent to the acquisition of a controlling interest in the Company by MA&N did not materialize. The Company has recently completed the acquisition of its initial oil and gas leases. However, as of November 4, 2008 the Company has sold only a limited oil and gas production. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to produce and acquire sufficient productive wells to meet its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to meet all of its expenses to achieve profitability.

The Company Has A History Of Operating Losses And Cannot Guarantee Profitable Operations In The Future. Any Failure On Our Part To Achieve Profitability May Cause To Reduce Or Eventually Cease Operations.

We reported a net loss of $4,085,033 for the twelve months ending September 30, 2007 and a net loss of $676,123 for the twelve months ending September 30, 2008. At September 30, 2007and September 30, 2008 respectively, we reported accumulated deficits of $11,341,049 and $12,030,172. Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the production of the oil and gas in the wells we currently own and lease, and the acquisition of additional oil and gas producing properties.

We will require additional financing to fund ongoing operations, as our current sales and revenue growth are insufficient to meet our operating costs. At this time the Company has no material revenue and is unable to meet its current obligations. In the past the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances. The Company will need to borrow or raise sufficient equity capitalization to meet its current obligations. In addition the Company will need to raise approximately $500,000 in working capital to complete the refurbishment and development of the leases it currently owns. The Company estimates that it will take from 18 to 30 months to achieve profitability. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Our inability to obtain necessary capital or financing to fund these needs could adversely affect our business, results of operations and financial condition. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition

Competition Could Negatively Affect Revenues

The proposed business of the Company is highly competitive. Additional competitors may also enter the market and future competition may intensify. Most of these competitors have substantially greater financial resources than the Company, and they may be able to accept more financial risk than the Company feels is prudent

Our Business May Fail If We Do Not Succeed In Our Efforts To Develop and Replace Oil and Gas Reserves.

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

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to obtain financing and to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. Our inability to compete successfully in these areas could have a material adverse effect on our business, financial condition or results of operations.

In March 2008, TX Holdings began receiving its first revenue from the production of oil and gas. The Company's revenues could be affected by a substantial or extended increase or decline in oil and natural gas prices. The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and currently oil and natural gas prices are significantly above historic levels. These markets will likely continue to be volatile in the future and current record prices for oil and natural gas may decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

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

Lower oil and natural gas prices may not only decrease our future revenues but also may reduce the amount of oil and natural gas that we can produce economically. A substantial or extended decline in oil or natural gas prices may reduce our earnings, cash flow and working capital. The leases in which the Company has a working interest allow the Company to produce only to a depth of 1000 feet.

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

Oil and Gas Operations Involve Many Physical Hazards

Natural hazards, such as excessive underground pressures, may cause costly and dangerous blowouts or make further operations on a particular well financially or physically impractical. Similarly, the testing and completion of oil and gas wells involves a high degree of risk arising from operational failures, such as blowouts, fires, pollution, collapsed casing, loss of equipment and numerous other mechanical and technical problems. Any of these hazards may result in substantial losses to us or liabilities to third parties. These could include claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to people or property. Any successful claim against us would probably require us to spend large amounts on legal fees and any successful claim may make us liable for substantial damages. The Company currently does not carry insurance to cover any of these risks.

Our Dependence On Outside Equipment and Service Providers May Hurt Our Profitability

We need to obtain logging equipment and cementing and well treatment services in the area of our operations. Several factors, including increased competition in the area, may limit their availability. Longer waits and higher prices for equipment and services may reduce our profitability.

The Oil and Gas Industry Is Highly Competitive and There Is No Assurance That We Will Be Successful In Acquiring Any Further Leases

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

We Have Limited Control Over The Activities On Properties That We Do Not Operate

Although we operate the Parks Lease in which we have a 75% Working Interest. Masada Oil and Gas operates some of the properties, including some of the wells in Contract Area #1 where we hold an 8% Working Interests. We have limited ability to influence or control the operation or future development of these non-operated properties or the amount of capital expenditures that we are required to fund their operation. Our dependence on the operator and other working interest owners for these projects and our limited ability to influence or control the operation and future development of these properties could have a material adverse effect on the realization of our targeted returns or lead to unexpected future costs.

We May Incur Losses As A Result Of Title Deficiencies

We purchase working and revenue interests in the oil and natural gas leasehold interests upon which we will perform our exploration activities from third parties or directly from the mineral fee owners. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. Title insurance covering mineral leaseholds is not generally available and often we forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease until the drilling block is assembled and ready to be drilled. As is customary in our industry, we rely upon the judgment of oil and natural gas lease brokers or independent landmen who perform field work in examining records in the appropriate governmental offices and abstract facilities before attempting to acquire or place under lease a specific mineral interest. Where, despite our efforts, title deficiencies exist, we risk loss of some or all of our interest in the affected properties or possible economic adjustment where we may have overpaid or underpaid one or more economic interest owners.

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

Our Board of Directors Has No Independent Directors and We Have Not Instituted Corporate Governance Policies or Procedures

Our Board of Directors has no director who may be considered independent. Further, we do not have an audit committee, a nominating committee, or any other corporate governance committee. Thus, our shareholders do not have the benefits or protections associated with corporate governance controls and other corporate oversight mechanisms overseen by independent directors

Risks Related To Our Common Stock

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

The Issuance of Shares Upon Exercise 0f Outstanding Warrants May Cause Immediate and Substantial Dilution Of Our Existing Shareholders

The issuance of shares upon exercise of warrants may result in substantial dilution to the interests of other shareholders. In addition, such shares would increase the number of shares in the "public float" and could depress the market price for our Common Stock.

We Have Never Declared or Paid Cash Dividends On Our Common Stock. We Currently Intend To Retain Future Earnings to Finance the Operation, Development and Expansion Of Our Business

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

Our Common Stock Is Subject To Penny Stock Rules Which Limit the Market For Our Common Stock

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

Concentration of Share Ownership Gives Insiders Control

Our current management owns a significant amount of the Common Stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders. The aggregate percentage of Company stock owned by current directors and executive officers as well as warrants held by management is 18.2%.

Our former President, Mark Neuhaus and/or his wife, Nicole B. Neuhaus beneficially control approximately 24.5% of the Existing Common Stock. In addition Mark Neuhaus caused the Company to issue to him a convertible note in the principal amount of $1,199,885.55 which bears interest at 8% per annum and is convertible into 4,970,954 shares of the company's common stock. See Note 8 Subsequent Events to the Financial Statements below for a description of the Settlement agreement entered into between the Company and Mr. and Mrs. Neuhaus. If the settlement agreement becomes effective Mr. and Mrs. Neuhaus will each own 6.4% of the issued and outstanding common stock of the Company.

This control may delay or prevent a change of control on terms favorable to our other stockholders.

Possibility That No Public Market or Only a Limited Public Market Will Be Established for the Common Stock of TX Holdings

In or about March 2007, NASD Regulation, Inc. cleared a broker's request for an unpriced quotation on the OTC Bulletin Board for TX Holdings'. Sales have been sporadic and have ranged from $.07 to $1.05 a share. See MARKET FOR COMMON EQUITY AND RELATED STOCKHOLDER MATTERS.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company has its principal leases in Abilene, Texas. The Company is currently utilizing space of Masada Oil, a company that Bobby Fellers, a director of the Company owns and that currently performs some of our field operations. All research and activities as related to the oil and gas business are being conducted from this office. The Company's headquarters are located at 12080 Virginia Blvd. Ashland, Kentucky 41102. Our telephone number is (606) 928-1131. Management believes that these properties will be sufficient for its current and immediately foreseeable administrative needs. The Company does not hold any investments or interests in real estate other than the oil and gas Leases it holds for its operational needs. The Company currently seeks additional oil and gas leases for operational purposes, which is an essential part of operations of any oil and gas production company.

We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economical feasible based on the current and predicted future price of oil and gas. It is the Company's current plan to re-enter old wells in a confined area and then utilize water flood techniques to produce the wells. Water flood techniques work well on shallow wells to push the oil to the producing wells to facilitate recovery. The three leases in which the company currently owns a working interest allow the Company to produce to a depth of 1,000 feet from the surface. It is the Company's intention to initially place these leases into production in the shallow development to produce cash flow for the Company. Once these wells are in production the Company will then consider the opportunity for deeper drilling.

We are presently developing leases referred to as the Contract Area # 1, Parks Lease; and the Williams Lease. Contract Area # 1 consists of four leases containing a total of 247 acres. The Park's Lease is a single lease containing 320 acres. The Williams Lease actually consists of 4 leases and a total of 843 acres. All three fields are located in the counties of Callahan and Eastland, Texas.

Lease and Royalty Terms

Contract Area # 1

The Company owns an 8% working interest in this lease. Located in the counties of Callahan and Eastland, Texas, this lease includes the development of the field. The purchase and sale contract with Masada Oil and Gas Ltd. dated November 1, 2006 provides for a total investment of up to $7,200,000.To reach this purchase price Masada Oil & Gas will need to procure an additional 1186 acres in Callahan County, Texas which is contiguous to the 247 acres in which the Company owns an interest. In addition the purchase and sale agreement contemplates that Masada Oil and Gas will perform all of the work on the field to put into production a minimum of 121 wells within 21 months. This production schedule is conditioned upon the Company providing the funds necessary to complete the work on a timely basis and Masada Oil and Gas' ability to acquire the additional acreage. TX Holdings and Masada Oil & Gas each operate some of the lease' wells. If Masada Oil and Gas is unable to deliver the additional acreage the purchase and sale agreement will be adjusted to reduce the price of the purchase. The purchase and sale contract for this field was not completed until November 2006 and the payments we made towards purchase of the field are presented in the financial statements as a deposit towards the Purchase and Sale Agreement. The ultimate total price is conditioned upon performance and future acquisitions. TX Holdings currently own an 8% working interest in the field and Masada Oil and Gas owns a 92% working interest. The Overriding Royalty Interest on each lease varies, thus the net revenue interest the Company will receive from the wells of the respective leases will also vary.

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

Parks Lease

This lease includes 320 acres in which we have a 75% Working Interest. The land owners of this lease own a 12.5% royalty interest in the production. Masada Oil and Gas owns a 25 % working interest in the lease. The Company purchased this lease from Masada Oil and Gas as part of the purchase of Contract Area 1. The Company's obligation is to pay for the refurbishment of the wells and the infrastructure of the lease. There are currently 22 wells on this lease and 3 of the wells were producing as of September 30, 2008. . The lease provides that the Company is limited to production from 1,000 feet and above.

Williams Lease

This lease contains 843 acres with a Working Interest of 100% owned by the Company. The Company's interest in the lease was acquired through a foreclosure sale on August 1, 2006 for the sum of $68,221. There are no contingencies or other commitments. The lease carries an ORRI to the land owners of 12.5%-25%. The Company's Net Revenue interest on the wells contained in this lease is 75%-87.5%. This lease is limited to production from 1,000 feet and above.

Oil and Gas Reserve Analyses

Currently the leases that have been acquired have not been developed in a way that allows our Petroleum Engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company is currently performing work on the Contract Area #1 and Parks Lease to provide the required information of logging each well to provide the information to the Petroleum Engineers. The Company currently has no proved reserves on the leases. The leases were acquired during the third and fourth quarter of 2006. The Company is currently working to establish reserves and commence operations on the leases.

Item 3 Legal Proceedings

Management is currently aware of no pending, past or present litigation involving the Company which management does not believe could have a material adverse effect on the Company.

TX Holdings has filled an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04 entitled TX Holdings, Inc vs. Darren Bloom. The Company has brought an action against Mr. Bloom for breach of contract, damages and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006, after serving only 9 months. Mr. Bloom currently owns 2,000,000 shares of TX Holdings common stock. Management believes that this matter can be resolved and will have no material effect on the Company operations. (The cancellation of shares, if granted would have a positive effect on Earnings Per Share). Mr. Bloom has recently reached an agreement with the Company whereby he will retain 700,000 shares and return 1,300,000 shares to the Company.

On December 4, 2007, the Company received a letter from Van Goton and Associates reporting a past due invoice for services in the approximate amount of $18,000. If payment is not received a legal action for collection may be brought against the Company. No further correspondence has been received by the Company related to the claim.

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

                                               Bid Prices ($)
             Quarter Ended                   High          Low
----------------------------------------   ----------   -----------

September 30,2008                            0.40          0.10
June, 30,2008                                0.40          0.16
March, 31,2008                               0.47          0.07
December 31, 2007                            0.40          0.09

September 30, 2007                           0.90          0.22
June 30, 2007                                1.05          0.51
March 31, 2007                               0.83          0.45
December 31, 2006                            0.87          0.45

As of September 30, 2008 there were approximately 259 holders of record of our common stock.

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

Holders

As of September 30, 2008, TX Holdings has issued and outstanding 43,705,824 shares of common stock.

Of the total 43,905,824 shares outstanding as of December 8, 2008, 23,750,755 shares were deemed "restricted securities," as defined by the Securities Act of 1933 (the "Act") when issued to their registered owner and continues to have their restricted status noted on the books of Company's transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least six months, is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company's common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an "affiliate" of the Company (as the term "affiliate" is defined in the Act), and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Recent Sales of Unregistered Securities

At September 30, 2008 and 2007, TX Holdings has issued and outstanding 43,705,824 and 31,884,355 shares of common stock, respectively.

On February 20, 2008, the Company sold 660,000 shares to private investors for a cumulative value of $43,000

On February 20, 2008 , the Company issued 150,000 shares to Frank Shafer for marketing services. The service was valued at $42,000.

On February 20, 2008, the Company issued 17,500 shares of restricted common stock to Barker Design, Inc. for web design services. The service were valued at $4,900

On February 20, 2008, the Company issued 33,180 shares of restricted common stock to Paul Owens for office relocation services. The services were valued at $9,290.

On March 10, 2008, The Company issued 200,000 shares of restricted common stock to James Stock for investor relations services. The services were valued at $64,000.

On March 10, 2008, The Baron group returned 300,000 shares to the Company upon discontinuation of their consulting services.

On July 25, 2008, the Company sold 120,000 shares to Richard Novack, a private investor, for the sum of $30,000.

On September 4, 2008, the Company issued 50,000 shares of common stock to Andrew Patzert, valued at $8,250, for consulting services.

On September 4, 2008 a warrant to purchase 300,000 shares of common stock of TX Holdings, Inc at an exercise price of $.50 was issued to Andrew Patzert. The warrants expire on June 22, 2009.

On or about September 12, 2008, an agreement was reached with The Investor Relation Group Inc (TIRG) settling pending litigation. As part of the settlement, TIRG received 75,000 shares of restricted stocks from the Company and 75,000 shares of unrestricted stock on behalf of the Company from a third party shareholder. The Company also issued 100,000 shares of restricted stock to the shareholder who acted as the third party facilitator of the settlement.

Share Repurchases-

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

The Company has never earned a profit, and has incurred an accumulated deficit of $12,030,172 as of September 30, 2008. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of [ seventy] wells located on the three fields located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

Results of Operations

Year Ended September 30, 2008 Compared With Year Ended September 30, 2007

Revenues from Operations- Revenues for the year ended September 30, 2008 and September 30, 2007 were $9,308 and zero respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The company received its first revenues from oil and gas operations in March, 2008. In the next fiscal year, it is the Company's intent to increase production by placing additional wells into operation. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

Expenses from Continuing Operations - The Company incurred operating expenses of $768,531 for the fiscal year ended September 30, 2008; a decrease of $3,018,668 compared to $3,787,199 for the fiscal year ended September 30, 2007. The decrease in operating expenses is primarily related to stock-based compensation decreasing by $1,871,603 to $190,000 for the year ended September 30, 2008 from $2,061,603 for the year ended September 30, 2007. The stock based compensation in 2007 resulted from investor relations efforts by the Company to secure additional financing. During the year ended September 30, 2008, the Company introduced a cost reduction initiative which resulted in cost decreases in all major expense areas. As a result of the initiative, expense reductions were realized in the following expense categories: personnel compensation, $396,651; Outside Consultants, $231,525; Legal Fees, $162,119 and Investor Relations, $188,500.

Net Loss - For the fiscal year ended September 30, 2008 the Company incurred a loss of $676,123 compared to a loss of $4,085,033 for the fiscal year ended September 30, 2007, a decrease of $3,408,910. The major reason for the Company having the loss reduction during the fiscal year ended September 30, 2008 can be attributed to a decrease in stock-based compensation versus the prior year. Also, contributing to the lower expenses in the current fiscal year, was a cost reduction initiative in all major expense categories introduced by the Company in 2008. The Company's interest expense also decreased to $116,698 in 2008 from $290,834 in 2007. During 2008 the Company reached agreement on a prior year legal claim raised by The Investor Relation Group Inc (TIRGI); as a result of the settlement with TIRGI, the company reversed prior year estimated claim cost resulting in a favorable net variance of $204,000.

Net Operating Loss Carry forward for Tax Purposes

The Company has tax net operating loss carry forwards totaling approximately $3,800,000, expiring in 2018 through 2028. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income. . There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company. (See NOTE 5 - NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS.)

Liquidity

At September 30, 2008 the company had a cash balance of $3,588 and accounts receivable of $1,281. As of September 30, 2007 the company had a no cash or cash equivalent or prepaid current assets. This is a result of work that has been completed in the oil & gas fields and the purchase of the fields. Property and equipment increased to $1,097,783 in 2008 from $617,038 in 2007, an increase of $480,745 or 78%. In addition, other assets increased to $50,000 from $5,000 in 2007. The investment in the oil and gas fields has caused the Company a liquidity crisis. The Company has been able to borrow money from William Shrewsbury and Mark S. Neuhaus primarily to resolve the Company's liquidity needs. The Company completed its testing required by the Texas Railroad Commission as of December 28, 2007. This will allow the Company to start to production on the oil wells on the Parks lease. (See" Oil and Gas Leases" under Item 2 Description of Properties) While the Company anticipates generating greater revenue beginning in the second quarter of 2009 the amount of production will not be sufficient to meet all of the Company's liquidity needs

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of a business strategy that produced significant revenues. Since MA&N took a controlling interest in the Company in December 2002, Mr. Neuhaus has claimed that he provided loans for operating purposes to the Company in the amount of $1,199,886 for operating purposes as of September 30, 2008. Mr. Shrewsbury has also provided the company with a short term loan of $170,000 as well as advances in the amount of $198,970. As of September 30, 2008, the Company has a recorded liability of $62,719 owed to Dexter & Dexter, Attorneys at Law for attorneys' fees and the sum of $101,077 to Jose Fuentes as payment for service.

During the 2007 fiscal year Mark Neuhaus caused the Company to issue him a note for $1,199,885 for advances he made on behalf of the Company and which the Company disputes. This disputed obligation is set forth in a convertible promissory note which pays interest at 8% per annum effective September 28, 2007. The conversion price for common stock is twenty-eight cents per share. The note is for two years and provides that it may be converted at any time during that period. See Note 4 to the Notes to Consolidated Financial Statements for information concerning the settlement agreement entered into in November 11, 2008 with Mr. Mrs. Neuhaus. The agreement is contingent on the closing of a third party transaction. If the condition is satisfied the convertible note, other disputed debt to Mr. Neuhaus and 4,500,000 shares of the common stock of the company will be cancelled in exchange for a general release of Mr. and Mrs. Neuhaus. There can be no assurance that the Company will be able to satisfy the condition. If not, the agreement will be void.

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the production of the oil and gas in the wells we currently own and lease, and the acquisition of additional oil and gas producing properties.

The Company currently requires operating capital of approximately $75,000 per month to meet current obligations. At this time the Company has no material revenue and is unable to meet its current obligations. In the past the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances. The Company will require the officers of the Company to continue to receive stock-based compensation and the Company will need to borrow or raise sufficient equity capitalization to meet its current obligations. In addition the Company will need to raise approximately $500,000 in working capital to complete the refurbishment and development of the leases it currently owns. If the Company is unable to raise sufficient capital to refurbish and develop its fields, it will need to find working interest partners to assist in the development of its oil and gas leases. The Company's primary challenge is to generate higher revenue from its oil and gas leases.

Item 7 Financial Statements

The Company's consolidated balance sheets as of September 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders deficit and cash flows for the years then ended have been audited by Ham, Langston & Brezina, LLP, independent registered public accountants. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-B as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-KSB. The financial statements have been prepared assuming the Company will continue as a going concern.

                                TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                    FINANCIAL STATEMENTS - TABLE OF CONTENTS
                 For the Years Ended September 30, 2008 and 2007
--------------------------------------------------------------------------------

                                                                        Page(s)
                                                                      ----------

Report Of Independent Registered Public Accounting Firm                   25

Audited Financial Statements:

    Balance Sheets at September 30, 2008 and 2007                         26

    Statements of Operations for the years ended September 30, 2008 and 2007, and for the period from inception of the development
       stage, October 1, 2004, to September 30, 2008                      27

    Statements of Changes In Stockholders' Equity (Deficit) for the
       years ended September 30, 2008 and 2007 and for the period from inception of the development stage, October 1, 2004, to
       September 30, 2008                                                 28

    Statements of Cash Flows for the years ended September 30, 2008 and
       2007, and for the period from inception of the development stage,
       October 1, 2004, to September 30, 2008                             32

Notes to Financial Statements                                             34

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors of TX Holdings, Inc.:

We have audited the accompanying balance sheets of TX Holdings, Inc. as of September 30, 2008 and 2007 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from inception of the development stage, October 1, 2004, to September 30, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. as of September 30, 2008 and 2007, and the results of its operations and its cash flows for the years then ended, and for the period from inception of the development stage, October 1, 2004, to September 30, 2008. in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of TX Holdings, Inc.'s internal control over financial reporting as of September 30, 2008 and, accordingly, we do not express an opinion thereon.

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


/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
January 5, 2009

                                TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                                 BALANCE SHEETS
                           September 30, 2008 and 2007
--------------------------------------------------------------------------------

                                                                2008            2007
                                                            ------------    ------------
     ASSETS

Current
     Cash and cash equivalents                              $      3,558    $         --
     Accounts receivable                                           1,281              --
                                                            ------------    ------------

        Total current assets                                       4,839              --

Deposits for oil and gas property acquisition                         --         378,000
Unproved oil and gas properties                                1,097,783         617,038
Deposit                                                           50,000           5,000
                                                            ------------    ------------

              Total assets                                  $  1,152,622    $  1,000,038
                                                            ============    ============

            LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
     Notes payable to a stockholder                         $    170,000    $    170,000
     Accounts payable and accrued liabilities                    602,612         491,788
     Accrued stock-based compensation                                 --         231,000
     Advances from stockholder/officer                           284,845              --
                                                            ------------    ------------

        Total current liabilities                              1,057,457         892,788

Convertible debt to stockholder/officer                        1,199,886       1,199,886
Asset retirement obligation                                       86,455              --
                                                            ------------    ------------

           Total liabilities                                   2,343,798       2,092,674
                                                            ------------    ------------

Commitments and contingencies:

Stockholders' deficit:
     Preferred stock: no par value, 1,000,000 shares
        authorized, no shares and 1,000 shares issued and
        outstanding at September 30, 2008 and
        September 30, 2007 respectively                               --       1,018,000
     Common stock: no par value, 250,000,000 shares
        authorized, 43,705,824 and 31,884,355 shares
        issued and outstanding at September 30, 2008
        and September 30,2007, respectively                    9,693,944       8,443,004
     Additional paid-in capital                                1,145,052         800,409
     Accumulated deficit                                      (1,803,507)     (1,803,507)
     Losses accumulated in the development stage             (10,226,665)     (9,550,542)
                                                            ------------    ------------

           Total stockholders' deficit                        (1,191,176)     (1,092,636)
                                                            ------------    ------------

              Total liabilities and stockholders' deficit   $  1,152,622    $  1,000,038
                                                            ============    ============


 The accompanying notes are an integral part of the consolidated financial statements

                                TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                            STATEMENTS OF OPERATIONS
     For the Years Ended September 30, 2008 and 2007 and for the Period From Inception of the Development Stage, October 1, 2004 to September 30, 2008
--------------------------------------------------------------------------------

                                                                      Inception of
                                                                       Development
                                                                         Stage to
                                                                       September 30,
                                           2008           2007            2008
                                       ------------    ------------    ------------
Revenue                                $      9,308    $         --    $      9,308
                                       ------------    ------------    ------------

Operating expenses, except items
  shown separately below:                   428,728       1,119,590       1,817,746
     Stock-based compensation               190,000       2,061,603       6,834,504
     Professional fees                      149,295         552,012       1,033,637
     Lease expense                               --              --          17,392
     Depreciation expense                       508           1,378           3,146
     Advertising expense                         --          52,616          83,265
                                       ------------    ------------    ------------

        Total operating expense             768,531       3,787,199       9,789,690
                                       ------------    ------------    ------------

Loss from operations                       (759,223)     (3,787,199)     (9,780,382)
                                       ------------    ------------    ------------

Other income and (expense):
     Legal settlement                       204,000              --         204,000
     Other Income                                --              --             710
     Loss on disposal of equipment           (4,202)         (7,000)        (11,202)
     Forbearance agreement costs                 --              --        (211,098)
     Interest expense                      (116,698)       (290,834)       (428,693)
                                       ------------    ------------    ------------

        Total other income and
        (expenses), net                      83,100        (297,834)       (446,283)
                                       ------------    ------------    ------------

           Net loss                    $   (676,123)   $ (4,085,033)   $(10,226,665)
                                       ============    ============    ============

Net loss per common share-basic and
diluted                                $      (0.02)   $      (0.14)
                                       ============    ============

Weighted average number of common
shares outstanding-basic and diluted     42,060,391      28,750,169
                                       ============    ============


 The accompanying notes are an integral part of the consolidated financial statements

                                                            TX HOLDINGS, INC.
                                                 A CORPORATION IN THE DEVELOPMENT STAGE
                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2008
------------------------------------------------------------------------------------------------------------------------------

                                                                                                        Losses
                                                                                                     Accumulated
                              Preferred Stock         Common Stock        Additional                   in the
                           -------------------   -----------------------    Paid-In    Accumulated    Develop-
                            Shares     Amount      Shares      Amount       Capital      Deficit      ment Stage      Total
                           --------   --------   ----------  -----------  -----------  ------------   ----------   -----------
Balance at September 30,
2004                             --   $     --   15,793,651  $ 1,532,111  $        --  $ (1,912,397)  $       --    $ (380,286)

Inception of the
     development stage on
     October 1, 2004             --         --           --           --           --           --            --            --
Common stock issued for
     professional
     services                    --         --      450,000       40,000           --           --            --        40,000
Common stock issued for
     prepaid services            --         --      100,000       10,000           --           --            --        10,000
Common stock issued to
     settle accounts
     payable                     --         --      361,942       36,194           --           --            --        36,194
Warrants issued under
     forbearence
     agreement                   --         --           --           --      211,098           --            --       211,098
Net income (loss)                --         --           --           --           --      108,890      (449,790)     (340,900)
                           --------   --------   ----------  -----------  -----------  ------------   ----------   -----------

Balance at September 30,
2005                             --   $     --   16,705,593  $ 1,618,305  $   211,098  $ (1,803,507)  $ (449,790)  $  (423,894)
                           --------   --------   ----------  -----------  -----------  ------------   ----------   -----------

                         The accompanying notes are an integral part of the consolidated financial statements

                                                            TX HOLDINGS, INC.
                                                 A CORPORATION IN THE DEVELOPMENT STAGE
                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2008
---------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Losses
                                                                                                       Accumulated
                               Preferred Stock         Common Stock          Additional                   in the
                           ---------------------  -------------------------    Paid-In    Accumulated    Develop-
                            Shares      Amount      Shares        Amount       Capital      Deficit      ment Stage      Total
                           --------  -----------  -----------   -----------  -----------  -----------   -----------   -----------
Balance at September 30,
2005                             --  $        --   16,705,593   $ 1,618,305  $   211,098  $(1,803,507)  $  (449,790)  $  (423,894)

Common stock issued for
    professional services        --           --    4,649,300     2,318,295           --           --            --     2,318,295
Common stock issued for
    cash                         --           --    4,633,324     1,164,997           --           --            --     1,164,997
Common stock issued upon
    exercise of warrants         --           --      294,341         2,944           --           --            --         2,944
Common stock surrendered         --           --     (500,000)           --           --           --            --            --
Warrants issued for
    services                     --           --           --            --      376,605           --            --       376,605
Preferrd stock issued to
    the Company's chief
    executive
    officer/stockholder       1,000    1,018,000           --            --           --           --            --     1,018,000
Net income (loss)                --           --           --            --           --           --    (5,015,719)   (5,015,719)
                           --------  -----------  -----------   -----------  -----------  -----------   -----------   -----------

Balance at September 30,
2006                          1,000  $ 1,018,000   25,782,558   $ 5,104,541  $   587,703  $(1,803,507)  $(5,465,509)  $  (558,772)
                           --------  -----------  -----------   -----------  -----------  -----------   -----------   -----------


                          The accompanying notes are an integral part of the consolidated financial statements

                                                            TX HOLDINGS, INC.
                                                  A CORPORATION IN THE DEVELOPMENT STAGE
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                      For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2008
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                           Losses
                                                                                                         Accumulated
                               Preferred Stock             Common Stock        Additional                  in the
                           ------------------------  ------------------------    Paid-In    Accumulated    Develop-
                             Shares       Amount       Shares       Amount       Capital      Deficit     ment Stage       Total
                           -----------  -----------  -----------  -----------  -----------  -----------   -----------   -----------
Balance at September 30,
2006                             1,000  $ 1,018,000   25,782,558  $ 5,104,541  $   587,703  $(1,803,507)  $(5,465,509)  $  (558,772)

Common stock issued for
    professional services           --           --    3,475,555    2,501,222           --           --            --     2,501,222
Contribution by
    stockholder                     --           --           --           --       53,325           --            --        53,325
Warrants issued for
    service                         --           --           --           --      159,381           --            --       159,381
Common stock issued upon
    exercise of warrants            --           --      355,821       75,461           --           --            --        75,461
Common stock issued in
    settle-
    ment of notes
    payable and
    and interest                    --           --      833,333      546,666           --           --            --       546,666
Common stock issued in
    settle-
    of accounts payable             --           --    1,437,088      215,114           --           --            --       215,114
Net loss                            --           --           --           --           --           --    (4,085,033)   (4,085,033)
                           -----------  -----------  -----------  -----------  -----------  -----------   -----------   -----------

Balance at June 30, 2007         1,000  $ 1,018,000   31,884,355  $ 8,443,004  $   800,409  $(1,803,507)  $(9,550,542)  $(1,092,636)
                           ===========  ===========  ===========  ===========  ===========  ===========   ===========   ===========


                           The accompanying notes are an integral part of the consolidated financial statements

                                                            TX HOLDINGS, INC.
                                                 A CORPORATION IN THE DEVELOPMENT STAGE
                                         STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY (DEFICIT)
                     For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2008
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                          Losses
                                                                                                        Accumulated
                              Preferred Stock           Common Stock          Additional                  in the
                          ---------------------   --------------------------   Paid-In      Accumulated   Develop-
                           Shares     Amount        Shares        Amount       Capital       Deficit     ment Stage        Total
                          --------  -----------   -----------   ------------  ----------  ------------  ------------   ------------
Balance at September 30,
2007                         1,000  $ 1,018,000    31,884,355   $  8,443,004  $  800,409  $ (1,803,507) $ (9,550,542) $ (1,092,636)

Common stock issued in
     exchange of
     preferred stock        (1,000)  (1,018,000)   10,715,789      1,018,000          --            --            --             --
Common stock issued for
     professional
     services                   --           --       450,680        128,440          --            --            --        128,440
Common stock issued for
     cash                       --           --       780,000         73,000          --            --            --         73,000
Common stock issued in
     settlement of legal
     claim                      --           --       175,000         31,500          --            --            --         31,500
Contribution by
     stockholder                --           --            --             --      10,643            --            --         10,643
Common stock returned
     to treasury                --           --      (300,000)            --          --            --            --             --
Accrued salary
     contributed by
     officer/stockholder        --           --            --             --     125,000            --            --        125,000
Accounting for employee
     stock warrants             --           --            --             --     190,000            --            --        190,000
Accounting for options
     issued
     to a consultant            --           --            --             --      19,000            --            --         19,000
Net loss                        --           --            --             --          --            --      (676,123)      (676,123)
                          --------  -----------   -----------   ------------  ----------  ------------  ------------   ------------

Balance at September 30,
2008                            --  $        --    43,705,824   $  9,693,944  $1,145,052  $ (1,803,507) $(10,226,665)  $ (1,191,176)
                          ========  ===========   ===========   ============  ==========  ============  ============   ============


                          The accompanying notes are an integral part of the consolidated financial statements

                                     TX HOLDINGS, INC
                          A CORPORATION IN THE DEVELOPMENT STAGE
                                 STATEMENTS OF CASH FLOWS
          For the Years Ended September 30, 2008 and 2007 and for the Period From
         Inception of the Development Stage, October 1, 2004 to September 30, 2008
---------------------------------------------------------------------------------------

                                                                       Inception of
                                                                        Development
                                                                         Stage to
                                                                       September, 30
                                            2008            2007           2008
                                        ------------    ------------    ------------
Cash flows from operating activities:
     Net loss                           $   (676,123)   $ (4,085,033)   $(10,226,665)
                                        ------------    ------------    ------------
     Adjustments to reconcile net
        loss to net
        cash used in operating
        activities:
        Warrants issued for
           forbearance
           agreement                              --              --         211,098
        Loss on disposal of equipment          4,202           7,000          11,202
        Impairment of deposit for
           property
        Depreciation expense                     508           1,378           3,146
        Common stock issued for
           services                          128,440       2,061,603       5,576,339
        Accounting for warrants
        issued to
           employees and a
           consultant                        209,000              --         209,000
        Warrants issued for services              --              --         376,605
        Common stock issued to settle
           accounts payable                       --         215,114         251,308
        Common stock issued in
           payment of
           accrued interest                       --         196,666         196,666
        Common stock issued by an
           officer/
           stockholder to satisfy
           expenses of
           the Company and increase
           stockholder advances                   --         616,750         616,750
        Common stock issued in
           settlement of
           legal claim                        31,500              --          31,500
        Accrued salary contributed by
           stockholder/former officer        125,000              --         125,000
        Changes in operating assets
           and liabilities:
           Accrued stock-based
              compensation reversal
              resulting from legal
              claim
              settlement                    (231,000)             --        (231,000)
           Prepaid expenses and other
              assets                         (45,000)         10,000         (49,750)
           Accounts receivable                (1,281)             --          (1,281)
           Accrued interest added to
              stockholder advances           112,990          35,171         148,161
           Accounts payable and
              accrued
              liabilities                     (2,166)         99,537       1,201,340
                                        ------------    ------------    ------------

Net cash used by operating activities   $   (343,930)   $   (841,814)   $ (1,550,581)
                                        ------------    ------------    ------------


The accompanying notes are an integral part of the consolidated financial statements

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                            STATEMENTS OF CASH FLOWS
     For the Years Ended September 30, 2008 and 2007 and for the Period From
    Inception of the Development Stage, October 1, 2004 to September 30, 2008
---------------------------------------------------------------------------------

                                                                     Inception of
                                                                      Development
                                                                       Stage to
                                                                     September, 30
                                            2008           2007          2008
                                        -----------    -----------    -----------
Cash flows from investing activities:
     Payment of deposits for oil and
        gas property acquisitions       $        --    $  (125,000)   $  (378,000)
     Property and equipment additions       (21,000)       (45,538)      (356,556)
                                        -----------    -----------    -----------

Net cash provided by investing
activities                                  (21,000)      (170,538)      (734,556)
                                        -----------    -----------    -----------

Cash flows from financing activities:
     Proceeds from
        stockholder/officer deposits         10,643             --         10,643
     Repayment of note payable to a
        bank                                     --             --        (20,598)
     Proceeds from note payable to
        stockholder                              --        520,000        520,000
     Proceeds from sale of common
        stock                                73,000             --      1,237,997
     Proceeds from warrant exercise                         75,461         78,404
     Proceeds from
        stockholder/officer
        advances                            284,845         84,345        462,249
                                        -----------    -----------    -----------

Net cash provided by financing
   activities                               368,488        679,806      2,288,695
                                        -----------    -----------    -----------

Increase (decrease) in cash and cash
     equivalents                              3,558       (332,546)         3,558
Cash and cash equivalents at
     beginning of year                           --        332,546             --
                                        -----------    -----------    -----------

Cash and cash equivalents at end of
   year                                 $     3,558    $        --    $     3,558
                                        ===========    ===========    ===========

Supplemental disclosure of cash flow
   information
     Cash paid for interest expense     $        --    $        --
     Cash paid for income taxes                  --             --


 The accompanying notes are an integral part of the consolidated financial statements

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is an oil and gas exploration and production company.

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire producing oil and gas properties in and around Texas and that will define the operational holdings of The Company. Management has defined a number of criteria for acquisition which include:

     o    Wells should be currently Producing
     o    Production should be broadly distributed across lease
     o    Lease should show a 24 month payback (or better)
     o Wells should show upside potential (proved undeveloped reserves of approximately 20%)

These criteria were developed in an effort to mitigate risk for TX Holdings, Inc. and its investors.

Management raised $1,240,000 in a Private Placement offering during the months of July through September 2006 to finance these acquisitions. The funds raised in 2006 were used to purchase an interest in three oil and gas fields located in Texas. Development of the fields began on November 1, 2006. The Company experienced substantial costs for engineering and other professional services during 2005, 2006 and 2007 in making the transition to an oil and gas exploration and production company. During 2007 Mark Neuhaus caused the Company to issued him a convertible note in the principal amount of $1,199,885.55. Mr. Neuhaus claimed that he advanced funds in that amount on behalf of the Company for operations of the Company. See Note 8 regarding a settlement agreement entered into with Mr. Neuhaus on November 11, 2008. The Company plans to continue to use a combination of debt, and equity finance. Currently, management cannot provide any assurance regarding the successful development of acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance the operations.

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

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

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

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-continued

PROPERTY AND EQUIPMENT-continued

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

REVENUE RECOGNITION

Currently the Company has limited revenue from oil and gas operations. If and when the Company begins to receive higher revenue from oil and gas operations it will be recognized upon the delivery of the oil or gas to the purchaser of the oil or gas.

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

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

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

                                                         2008          2007
                                                     ------------- -------------

Convertible notes                                       4,285,306     4,285,306
Warrants issued as compensation                         2,350,000     3,050,000
Warrants issued in private placement                    4,133,324     4,133,324
                                                     ------------- -------------

      Total                                            11,768,630    11,468.630
                                                     ============= =============

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for and adopted by the Company beginning the first quarter of fiscal 2008. Its adoption had no significant impact on our financial statements.

In June 2006, the FASB issued Interpretation No. 48, "Accounting for Uncertainty in Income Taxes--An Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement No. 109, "Accounting for Income Taxes." FIN No. 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The provisions of FIN No. 48 are effective for fiscal years beginning after December 15, 2006. This statement was effective for and adopted by the Company beginning the first quarter of fiscal 2008. Its adoption had no significant impact on our financial statements.

In September 2006, the FASB issued Statement of Financial Accounting Standards No. 158 (SFAS 158), "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans - an amendment of FASB Statements No. 87, 88, 106 and 132
(c)." SFAS 158 requires recognition of the overfunded or underfunded status of pension and other postretirement benefit plans on the balance sheet. The Company has no defined benefit pension or other post retirement plans and the adoption of SFAS 158 will not have a material impact on our financial statements.

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


RECENTLY ISSUED ACCOUNTING STANDARDS, continued

In February 2007, the FASB issued Statement of Financial Accounting Standards No. 159 (SFAS 159), "The Fair Value Option for Financial Assets & Financial Liabilities - including an amendment of SFAS No. 115." SFAS 159 will create a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. SFAS 159 will become effective for fiscal years beginning after November 15, 2007. The Company will adopt this new accounting standard on October 1, 2008. This statement is effective for the Company beginning the first quarter of fiscal 2009, but the Company does not expect the adoption to have a material impact on our financial statements.

In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (revised 2007) (SFAS 141R), "Business Combinations," and No. 160 (SFAS
160), "Non-controlling Interests in Consolidated Financial Statements, an amendment of ARB No. 51". SFAS 141R requires the acquiring entity in a business combination to recognize the assets acquired and liabilities assumed. Further, SFAS 141R also changes the accounting for acquired in-process research and development assets, contingent consideration, partial acquisitions and transaction costs. Under SFAS 160, all entities are required to report non-controlling (minority) interests in subsidiaries as equity in the consolidated financial statements. In addition, transactions between an entity and non-controlling interests will be treated as equity transactions. SFAS 141R and SFAS 160 will become effective for fiscal years beginning after December 15, 2008. The Company will adopt these new accounting standards on October 1, 2009, but the Company does not expect the adoption to have a material impact on our financial statements.

NOTE 2 - DEPOSITS FOR OIL AND GAS PROPERTY ACQUISITION

On November 1, 2006, the Company entered into a purchase and sale agreement (the "Agreement") for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company is obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other categories of costs if all provisions of the agreement are met. At September 30, 2008, the Company had made payments totaling $378,000 to the seller, which reduced the working interest to 8%, and those payments are presented as deposits for oil and gas property acquisition in the accompanying balance sheet.

NOTE 3 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2008 and 2007:

                                         Life
                                         Years          2008          2007
                                       -----------  ------------- -------------

Oil and gas properties -
     successful efforts
     method - unproved                              $  1,097,783  $    614,328
Furniture and office equipment         3-5 years              --         6,088
                                                    ------------- -------------

Total                                                  1,097,783       620,416
Less accumulated depreciation,
     depletion amortization                                   --        (3,378)
                                                    ------------- -------------

                                                       1,097,783       617,038
                                                    ============= =============

Depreciation expense of $508 and $1,378 was recognized during the years ended September 30, 2008 and 2007, respectively. At September 30, 2008, the Company has no proven oil and gas properties and, accordingly, there is no amortization of oil and gas properties during the year ended September 30, 2008.

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 3 - PROPERTY AND EQUIPMENT, continued

Substantially all the Company's reserves can only be produced economically only through application of improved recovery techniques and are excluded from the proved classification until successful testing by a pilot project, or the operation of an installed program in the reservoir, provide support for the engineering analysis on which the project or program is based.

Included in oil and gas properties and equipment is $352,560 of 2007 additions that were acquired in exchange for shares of the Company's common stock that the Company's former Chief Executive Officer who is a major stockholder of the Company advised he transferred on behalf of the Company. This amount is included in Convertible Debt to Officer/Stockholder. See Note 4

NOTE 4 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO OFFICER/ STOCKHOLDER

On February 14, 2007 the Company obtained a $250,000 bridge loan from Rob Hutchings, convertible to common stock at $0.525 per share, the closing price of the Company's common stock at that date. The beneficial conversion feature associated with the debt was valued at $35,000. The note bore interest of 10% per year with the principal due in 60 days. The terms of the loan required that the Company issue 500,000 shares of restricted common stock as security for the loan. On June 29, 2007, Mr. Hutchings elected to convert his note for shares provided as collateral. The sum of $250,000 was applied toward the principal repayment; the beneficial conversion value of $35,000 was charged to interest expense.

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

Mark Neuhaus, the former Chairman of the Board of Directors and former Chief Executive Officer of the Company caused the Company in September 2007 the Company to issue to him a convertible promissory note in the amount of $1,199,886 bearing interest at 8% per annum and due and payable within two years for payments in cash and common stock made on behalf of the Company through that date. The conversion price is $0.28 per common share (the market price of the Company's common stock on the date of the note) which will automatically convert on the two-year anniversary of the note if not paid in full by the Company. The conversion price is subject to adjustments for anti-dilution. The Company disputed that the note was supported by consideration or that it was properly authorized under Georgia law and On November 11, 2008 the Company entered into a settlement agreement with Mr. Neuhaus and his wife which included provisions cancelling the indebtedness represented by the note contingent on the closing of a third party transaction within 90 days of November 11, 2008.

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2008 and 2007:

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 5 - INCOME TAXES, continued

                                                      2008             2007
                                                  -----------       -----------

Deferred tax assets:
  Net operating losses                            $ 1,289,096       $ 1,051,207
  Accrued expenses                                    142,955           221,653
  Valuation allowance                              (1,432,051)       (1,272,720)
                                                  -----------       -----------

Total deferred tax assets                                  --               100

Deferred tax liabilities:
  Basis of property and equipment                          --               100
                                                  -----------       -----------

Net deferred tax asset                            $        --       $        --
                                                  ===========       ===========

Net operating losses after December 12, 2002 through September 30, 2008 were approximately $2,600,000. The Company has total net operating losses available to the Company to offset future taxable income of approximately $3,800,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

                                               2008                             2007
                                    -------------------------      ----------------------------
                                      Amount         Percent           Amount          Percent
                                    ----------      ---------      -------------      ---------
       Benefit for income tax
            at federal
            statutory rate          $  230,391             34 %    $   1,705,344             34 %
       Change in valuation
       allowance                      (159,331)           (24)          (160,758)            (3)
       Non-deductible
            stock-based
            compensation               (71,060)           (10)        (1,544,586)           (31)
                                    ----------      ---------      -------------      ---------

                                    $       --             -- %    $          --             -- %
                                    ==========      =========      =============      =========

The Company has tax net operating loss carry forwards totaling approximately $3,800,000, expiring in 2018 through 2028. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 6 - SEGMENT INFORMATION

As of September 30, 2008 the Company's only operation were in the oil and gas operations.

NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

Mr. Neuhaus has represented that in May 2006 an employment agreement was entered into with Mr. Neuhaus the then president, CEO and Chairman of the Board. Mr. Neuhaus claims that the agreement provided that he was to be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition he claims that the employment agreement granted to Mr. Neuhaus 1,000 shares of preferred stock. The preferred stock which Mr. Neuhaus caused to be issued to himself had the following rights and privileges:

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY-continued

PREFERRED STOCK-continued

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

During the fiscal year 2006, Mr. Neuhaus waived his salary. However, Mr. Neuhaus obtained a letter from Baron Capital Group, Inc. stating that value of the preferred stock was no greater than at $1,018,000. On December 24, 2007, and in connection with Mr. Neuhaus' resignation, the 1,000 preferred shares were exchanged 10,715,789 common shares, which exchange assumed that the preferred stock had a value of $1,018,000. Current management of the company has not seen documentation establishing that an employment agreement existed between Mr. Neuhaus and the company; that any such agreement was authorized in accordance with Georgia law or that the preferred stock was duly authorized or validly issued in accordance with law.

COMMON STOCK

During the years ended September 30, 2007 and 2008, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities as follows:

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

On July 21, 2007, a warrant to purchase 1,434,088 shares of TX Holdings stock (the "Warrants") was issued to Baker, Johnston & Wilson LLC (now Baker & Johnston LLC ("B & J")) at an exercise price of $0.15 a share. In May 2006, the Warrants were assigned to David R. Baker and J. Brooke Johnston, Jr. In April 2007, the Warrants were exercised and 1,434,088 shares of common stock were issued in full satisfaction of the $215,113 of payables for services owed to Baker, Johnson and Wilson.

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

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY-continued

COMMON STOCK-continued

On June 19, 2007, the Company issued 100,000 shares of restricted common shares to Frank Shafer for marketing services valued at $86,000.

On June 21, 2007, the Company issued 200,000 shares of restricted common shares to Sea Coast Advisors for investor relations the services were valued at $200,000.

On February 20, 2008, the Company sold 810,000 shares to private investors for cash proceeds of $99,500

On February 20, 2008, the Company issued 17,500 shares of restricted common shares to Barker Design, Inc for Web design services valued at $4,900

On February 20, 2008, the Company issued 33,180 shares of restricted common shares to Paul Owens for office relocation services valued at $9,290.

On March 10, 2008, The Company issued 200,000 shares of restricted common stock to James Stock for investor relation services valued at $64,000.

On March 10, 2008, The Baron group returned 300,000 shares to the Company upon discontinuation of their consulting services.

On July 15, 2008, the Company sold 120,000 shares to Richard Novack, a private investor, for the sum of $30,000.

On September 4, 2008, the Company issued 50,000 shares to Andrew Patzert, at a value of $8,250, for consulting services.

On or about September 12, 2008, an agreement was reached with The Investor Relation Group Inc (TIRG) settling pending litigation. As part of the settlement, TIRG received 75,000 shares of restricted stocks from the Company and 75,000 shares of unrestricted stock on behalf of the Company by a third party shareholder. The Company also issued 100,000 shares of restricted stock to the shareholder who acted as the third party facilitator of the settlement.

STOCK OPTIONS AND WARRANTS

On July 21, 2005, a warrant to purchase 1,434,088 shares of TX Holdings stock was issued to Baker, Johnston & Wilson LLC ((now Baker & Johnston LLC ("B & J"))at an exercise price of $.15 a share pursuant to a forbearance agreement between B & J and the Company. Under the forbearance agreement B & J agreed not to seek collection of $215,113 owed to it by TX Holdings for legal services and expenses until January 21, 2007. In 2007 the warrant was exercised in exchange for the $215,113 owed by the Company.

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

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 7 - STOCKHOLDERS' EQUITY-continued

STOCK OPTIONS AND WARRANTS, continued

On September 28, 2007, warrants to purchase a total of 2,000,000 shares of the Company's common stock at an exercise price of $0.28 were issued to Michael A Cederstrom (1,000,000 shares) and Jose Fuentes (1,000,000 shares). The warrants expire on September 30, 2011 and vest over a two year period with 1,000,000 shares vesting September 28, 2008 and 1,000,000 shares vesting September 28, 2009. Fair value of $480,000 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the year ended September 30, 2007, include (1) 4.75% discount rate, (2) warrant life is the expected remaining life of the options as of each year end, (3) expected volatility of 141.90%, and (4) zero expected dividends. Warrant expense of $190,000 was recorded during the years ended September 30, 2008, related to these options.

On September 28, 2007, a convertible promissory note was issued to Mark Neuhaus in the amount of $1,199,886 which bears interest at 8% per year. The note is for a period of two years and contains an automatic conversion at the end of the period. The Company has the right to pay the note in full at any time prior to the maturity of the note. The total shares to be held for conversion is 4,970,954 shares. See Note 8 regarding Settlement Agreement between the Company and Mark Neuhaus.

On September 4, 2008 a warrant to purchase 300,000 shares of common stock of TX Holdings, Inc at an exercise price of $.50 was issued to Andrew Patzert. The warrants expire on June 22, 2009.

Following is a summary of outstanding stock warrants at September 30, 2008 and 2007 and activity during the years then ended:

                                                                                    Weighted
                                                        Number of      Exercise      Average
                                                         Shares         Price         Price
                                                       -----------  ------------- -------------
     Warrants at September 30, 2006                     6,617,412   $ 0.15 - 0.50   $      0.40
     Issued                                             2,000,000            0.28          0.28
     Exercised                                         (1,434,088)           0.15          0.15
                                                       -----------
     Warrants at September 30, 2007                     7,183,324      0.28 - 050          0.43
     Issued                                               300,000            0.50          0.50
                                                       -----------

     Warrants at September 30,2008                      7,483,324     0.28 - 0.50          0.43
                                                       ===========

A summary of outstanding warrants at September 30, 2008, follows:

                                                                                  Contractual
                                                                                   Remaining
                                                       Number of      Exercise        Life
             Expiration Date                             Shares        Price        (Years)
     --------------------------------                  -----------  ------------- -------------
     February, 2009                                     4,133,324        0.50          0.3
     June, 2009                                           300,000        0.50          0.9
     March, 2010                                          800,000        0.50          1.5
     March 2010                                           250,000        0.30          1.5
     September 2011                                     2,000,000        0.28          3.0
                                                       -----------

                                                        7,483,324
                                                       ===========

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 8 - SUBSEQUENT EVENTS

On November 11, 2008 the Company entered into a settlement agreement with Mark Neuhaus and Nicole Neuhaus. Mark Neuhaus is the former Chief Executive Officer and a former director of the Company. The agreement is subject to the condition precedent that the Company finalize a transaction with a third party involving certain oil and gas properties within 90 days of November 11, 2008 ("Third Party Closing"). Effective as and when the Third Party Closing occurs, the agreement provides for mutual general releases between each of the Company and Mark and the Company and Nicole Neuhaus. In connection with the agreement, seven million shares of the common stock of the Company previously issued to Mark Neuhaus were delivered to the Company to be held pending the Third Party Closing. If the Third Party Closing occurs within the 90 day period, (1) four million five hundred thousand of the deposited shares will be cancelled and returned to authorized but unissued shares of the Company,(2) two million five hundred thousand of the deposited shares will be delivered to Nicole Neuhaus and (3) certain alleged claims of Mark Neuhaus against the Company for compensation and reimbursement for advances of $178,862 and a purported indebtedness of the Company to Mark Neuhaus of $1,303.876, including interest accrued through October 31, 2008 and represented by a convertible note dated as of September 28, 2007 will be cancelled. If the Third Party Closing does not occur within 90 days of November 11, 2008 the settlement agreement will be void and of no force and effect and the deposited shares will be returned.

In 2006 the Company, pursuant to the Private Placement Memorandum the Company sold approximately $1,240,000 of units consisting of an aggregate of 4,633,324 shares of the Company's common stock and 4,633,324 common stock purchase warrants. Each common stock purchase warrant, as subsequently amended is exercisable for a period of two years at an exercise price of $.50 per share. In addition, the placement agent was issued warrants to purchase 235,000 shares of common stock on the same terms and conditions as the investors. On December 10, 2008, the Company's Board of Directors approved an amendment to the warrants to extend the period during which the warrants are exercisable until February 27, 2009.

NOTE 9 - RELATED PARTY TRANSACTIONS

As described in Note 7, Mark Neuhaus caused the Company to issue a convertible promissory note in the amount of $1,199,886 bearing interest at 8% per year and due and payable within two years. The conversion price is $0.28 per common share which will automatically convert on the two-year anniversary of the note if not paid in full by the Company. Mr. Neuhaus claims that this convertible promissory note is the result of the consolidation of stockholder advances made by him and entities he controls.

Included in the financial statements at September 30, 2008 are advances from stockholder/officer of $284,845. Interest has been accrued on the these advances at rates ranging from 8% to 10% in 2008 interest expense of $112,990, in the accompanying statement of operations, relates to those advances and the promissory note.

In June 2007 the Company entered into a strategic alliance agreement with Hewitt Energy Group, LLC to identify reserves and prospects, and to establish production from the projects mutually owned or contemplated to be jointly owned by the entities in states of Texas, Kansas and Oklahoma. Hewitt Energy Group, LLC is controlled by a former member of the Company's board of directors. During 2007 the Company's former Chief Executive Officer, who is a major stockholder, claimed that he transferred stock on behalf of the Company with a market value of $352,560 to Hewitt Energy Group, LLC to acquire an interest in the Perth field in Kansas. There is currently a dispute as to the extent of the Company's performance under the leases and agreement with Hewitt Energy.

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
                          NOTES TO FINANCIAL STATEMENTS

--------------------------------------------------------------------------------


NOTE 9 - RELATED PARTY TRANSACTIONS, continued

                                                        2008            2007
                                                     -----------    -----------

Beginning balance                                    $        --    $   164,385

Expenses paid and added to
   note/advance                                          284,845         84,345
Interest accrued                                         112,990         35,171
Common stock issued at fair market value for
   services and added to advances                             --        616,750
Common stock issued at fair market value for
   oil and gas property acquisition                           --        352,560
Contributions to stockholders' equity                         --        (53,325)
Converted to convertible promissory note                      --     (1,199,886)
                                                     -----------    -----------

Ending Balance                                       $   397,835    $        --
                                                     ===========    ===========

NOTE 10 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non cash investing and financing activities during the years ended September 30, 2007 and 2008:

                                                         2008          2007
                                                     -----------    -----------
Notes payable to stockholders converted to
  common stock                                       $       --    $  350,000
Stockholder advances contributed to the
  Company                                                    --        53,325
Common stock issued by the Company's
  Former Chief Executive Officer and
  Chairman for oil and gas property
  acquisitions and an increase in advances
  from officer/stockholder                                   --       352,560
Advances from officer/stockholder converted to
  long-term convertible debt                                 --     1,199,886
Increase in property and equipment upon
  recognition of asset retirement obligation             86,455            --

Item 8 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

Effective August 9, 2005, the Company engaged Ham Langston & Brezina L.L.P., 11550 Fuqua, Suite 475, Houston, Texas as its auditors. There has been no disagreements with the auditors on accounting and financial disclosure.

Item 8A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2008 covered by this Annual Report on Form 10-KSB. Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company's disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act. This conclusion is based upon the number and magnitude of the year end adjusting entries.

Management's Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) of the Company. Internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States of America.

The Company's internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control--Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting were not effective as of September 30, 2008, under the criteria set forth in the in Internal Control--Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties. The Company is still in the process of evaluating its internal controls.

This annual report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management's report in this Annual Report on Form 10-KSB.

Changes in Internal Control Over Financial Reporting

No change in the Company's internal control over financial reporting occurred during the quarter ended September 30, 2008, that materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

Item 8B Other Information

None

                                    PART III

Item 9 Directors, Executive Officers, Promoters and Control Persons; Compliance with Section 16(a) of the Exchange Act

The following table shows the names, ages and positions held by our executive officers, directors and significant employees during the year ended September 30, 2008:

    Name                    Age            Position
-----------------------    -----    --------------------------------------------

William Shrewsbury           64     Chairman of the Board of Directors/CEO

Rob Hutchings                66     Director/President

Mark Neuhaus                 53     Former Chairman of the Board of Directors
                                        and President (Chief Executive Officer)
                                        (resigned December 10, 2007)

Michael A. Cederstrom        55     Interim Chief Financial Officer
                                        (resigned May 2, 2008)

Jose Fuentes                 61     Chief Financial Officer
                                        (effective May 2, 2008)

Martin Lipper                74     Director

Bobby S. Fellers             58     Director

Business Experience of Executive Officers and Directors

William "Buck" Shrewsbury, Chairman of the Board/CEO, age 64. Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering. He served as the IT Manager with a large steel mill for 19 years. Mr. Shrewsbury owns his own trucking company as well as being an agent for a major transportation company.

Rob Hutchings, Director and President, Mr. Hutchings graduated from the Royal Institute of Chemistry. He has over 30 years of experience in commercial and industrial product development and market realization with Vulcan Sun Ltd. This experience has provided Mr. Hutchings the opportunity to manage and interface between research, development, production, sales, marketing, and finance strategies to maximize business objectives.

Martin Lipper, Director, age 74, is a Korean War Veteran. Mr. Lipper graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics. Mr. Lipper began his career on Wall St. as a securities analyst specializing in bank stock analysis. He Joined the Bank of N.Y. and was the senior bank insurance and finance analyst. Later he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics. Mr. Lipper currently service as Senior Vice President and Research Director of Baron Group U.S.A.

Bobby S. Fellers, Directors - Mr. Fellers Joined TX Holdings on March 28, 2006 as a member of the board of directors. Mr. Fellers has over 30 years experience in the oil and gas industry in both field and offshore operations. Currently, Mr. Fellers is the principal of the Masada Family of Companies which includes Masada Oil and Gas Company, Ltd.

Jose Fuentes, Chief Financial Officer - Mr. Fuentes has over thirty-five years of financial related experience in the energy sector. The majority of his early career, after leaving public accounting, was spent at Atlantic Richfield Co., where he held several progressive financial roles including his most recent position as Vice President of Finance, Planning and Control for Arco Indonesia. From there, Mr. Fuentes served as Vice President of Finance and CFO at PJM Interconnection, LLC. Mr. Fuentes received a Bachelor of Science degree in accounting from Saint John's University in New York and is a Certified Public Accountant.

Mr. Neuhaus served as Chairman and Chief Executive Officer from December 12, 2002 until December 10, 2007. Mr. Neuhaus and his wife, Nicole B. Neuhaus, own 100% of MA&N, LLC and other investment funds specializing in small cap public companies, which Mr. Neuhaus manages and had been his principal occupation since 1995 until his involvement in TX Holdings. Prior to 1995, Mr. Neuhaus founded several startup companies including Solar Engineering in 1987, which later became US Electric Car. Mr. Neuhaus was also one of the founding shareholders of Interactive Motorsports and Entertainment. In November of 2007 the U.S. District Court for the Southern District of New York an order of Permanent Injunction and other Relief (the "Order") was entered against Mark Neuhaus. The court found Mr. Neuhaus liable for violation of Section 5 of the Securities Act of 1933. Mr. Neuhaus consented to the entry of the Order which among other restrictions, restrained and enjoined Mr. Neuhaus from participating in an offering of penny stock, including engaging in activities with a broker, dealer, or issuer for purposes of issuing, trading or inducing or attempting to induce the purchase of sale of any penny stock.

Michael A Cederstrom, Esq., Previous Chief Financial Officer - Mr. Cederstrom joined TX Holdings as part time interim Chief Financial Officer on March 28, 2006 to assist the Company with its reorganization as an oil and gas company. Mr. Cederstrom has served as the Chief Financial Officer for several oil and gas companies over the past 10 years. Mr. Cederstrom received his Bachelor of Science degree in finance with honors from the University of Utah. In addition he received his Juris Doctorate degree from Southwestern University. Mr. Cederstrom resigned on May 2, 2008.

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

Compliance with Section 16(a)

Based solely upon a review of Forms 3 and 4 (Furnished to the Company during the year ended September 30, 2006 and two Forms 5 (No other Forms 5 nor written representations furnished to the Company as provided in paragraph (b)(2)(i) of
Item 405 of Form 10-KSB, having been furnished with respect to such year) each of the current directors failed to file a Form 3 on a timely basis. Mr. Shrewsbury timely filed a Form 5 reporting the failure to file the Form 3 and 9 acquisitions that should have been reported on a Form 4 and which took place in February and March of 2008. Mr. Lipper filed a form 5 on November 14, 2008 reflecting his ownership of shares of the common stock of the Company which should have been reported on a Form 3 including 7 acquisitions that took place in November and September of 2007 prior to his becoming a director and one in March of 2008.

Code of Ethics

On February 24, 2004, the Company adopted a Code of Ethics that applies to all officers, directors and employees of the Company. See exhibit 33.1 for the full text of the Company's Code of Ethics. The Company will provide to any person, without charge, a copy of its code of ethics upon request to:

                  TX Holdings, Inc.
                  12080 Virginia Blvd.
                  Ashland, Kentucky 41102

Item 10 Executive Compensation

The following table sets forth all compensation accrued or paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years:


                                                      SUMMARY COMPENSATION TABLE

-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                 Change
                                                                                               in Pension
                                                                                                Value and
                                                                                              Nonqualified
                                                                                 Non-Equity      Deferred
                                                            Stock      Option  Incentive Plan   Compensation   All Other
                                         Salary    Bonus    Awards     Awards  Compensation     Earnings      Compensation   Total
Name and Principal Position       Year     ($)      ($)     ($) (1)       ($)         ($)           ($)           ($)         ($)
-----------------------------------------------------------------------------------------------------------------------------------
William Shrewsbury
Chairman and Chief
Executive Officer                 2008         --      --       --       --          --              --            --           --
-----------------------------------------------------------------------------------------------------------------------------------
Mark Neuhaus (1)
Former Chairman and
Chief Executive Officer           2008     75,000      --       --       --          --              --            --       75,000
                                  2007    300,000      --       --       --          --              --            --      300,000
-----------------------------------------------------------------------------------------------------------------------------------
Michael A. Cederstrom (2)
Former Chief Financial Officer    2008         --      --       --       --          --              --       108,680      108,680
                                  2007         --  44,500       --       --          --              --       180,000      224,500
-----------------------------------------------------------------------------------------------------------------------------------

Jose Fuentes (2)                  2008    104,000      --       --       --          --              --            --      104,000
Chief Financial Officer           2007    150,000      --       --       --          --              --            --      150,000
-----------------------------------------------------------------------------------------------------------------------------------

(1) During the year ended September 30, 2007, Mr. Neuhaus caused the Company to issue to him 1,000 shares of preferred stock. The stock was non convertible, but provided for 50% of the voting rights in the Company. On December 24, 2007, the preferred shares were canceled in exchange for 10,715,789 shares of the common stock of the Company.

(2) On September 28, 2008 the Company granted Jose Fuentes and Michael A. Cederstrom warrants for their services, for each to purchase 1,000,000 shares of TX Holdings, Inc common stock at an exercise price of $0.28. The warrants expire on September 30, 2011

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to any of the foregoing officers during the periods covered herein. [The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the annual salary reported for them. ]

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company's named executive officers in 2008 pursuant to the 2004 Plan.

Equity Compensation Plan Information - Employment Agreements

On December 12, 2005, the Company issued 2,000,000 shares of the Company's Common Stock for the compensation of Darren Bloom, CFO, Secretary/Treasurer and member of the Board of Directors. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months. TX Holdings has filed suit against Mr. Bloom for the return of the shares for breach of contract. The Company has reached a preliminary agreement with Mr. Bloom whereby he will retain 700,000 shares and return 1,300,000 shares to the Company

Mr. Neuhaus, the former president, CEO and chairman of the Board claims that an employment agreement was entered into between him and the Company in May 2006 which provided that Mr. Neuhaus was to be paid at the rate of $25,000 per month plus bonus based on oil and gas production. Mr. Neuhaus also claimed that the agreement provided that the Company issue to Mr. Neuhaus 1000 shares of preferred stock with no right of conversion to common stock. The preferred stock provided Mr. Neuhaus with voting rights equivalent to 50% of the common shares issued by the Company. During the fiscal year 2006 Mr. Neuhaus waived his monthly salary. On December 24th, 2007, Mark Neuhaus resigned all his positions with the Company and the preferred stock was canceled in exchange for 10,715,789 shares of common stock.

On March 28, 2006, the Company entered into a contract with Michael A. Cederstrom for legal services and as the part time interim Chief Financial Officer. The retainer amount was $10,000 and in addition Mr. Cederstrom was granted warrants to purchase 200,000 shares of TX Holdings Company Stock at an exercise price of $0.30 per share. The September 28, 2007 warrants will expire on March 27, 2010. In addition, Mr. Cederstrom also rendered legal services to the Company through his law firm, Dexter and Dexter. The Company paid to Dexter and Dexter the sum of $15,000 per month for legal representation. The contract with Michael Cederstrom was terminated on May 2, 2008

Mark Neuhaus has advised that on July 1, 2006, the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

Mark Neuhaus has advised that on September 28, 2007, the Company granted Michael
A. Cederstrom warrants, for his services, to purchase 1,000,000 shares of TX Holdings, Inc. common stock at an exercise price of $0.28. The warrants expire on September 30, 2011.

On September 28, 2007, the Company granted Jose Fuentes warrants, for his services, to purchase 1,000,000 shares of TX Holdings, Inc. common stock at an exercise price of $0.28. The Warrants expire on September 30, 2011. Mr. Fuentes replaced Mr. Cederstrom to the CFO position on May 2, 2008.

Option Warrant Grants During 2007 and 2008 Fiscal Years

The following table provides information related to options and warrants granted to the named executive officers and directors during the 2007 and 2008 fiscal year. The Company does not have any outstanding stock appreciation rights.

                            No. of Securities     % of Total Options    Exercise
Name                        Underlying Options    Granted to Employees  Price
Expiration Date             Granted (#)           in Fiscal 2008        ($/Sh)
------------------------    ------------------    --------------------  --------
Jose Fuentes                    1,000,000               100%              $0.28
September 28, 2011

Michael A. Cederstrom
September 28, 2011              1,000,000               100%              $0.28

There were no options or warrants granted to executive officers or directors during the 2008 fiscal year.

Aggregated Option Exercises During 2008 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2008 fiscal year and number and value of such options held at fiscal year-end.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company's named executive officers as of September 30, 2008.

                                                                                        Value of Unexercised In-the-Money Options at
     Number of Securities Underlying Unexercised Options at Fiscal Year-                               Fiscal Year-
                                   End (#)                                                             End ($) (1)
               Shares Acquired
               ---------------
                                                   Value
   Name                      on Exercise (#)     Realized    Exercisable      Unexercisable    Exercisable      Unexercisable
------------                 ----------------    ---------   ------------     -------------    ------------------------------
W.A. Alexander                       N/A            N/A           250,000               -0-         47,500            -0-
Michael A Cederstrom                 N/A            N/A         1,200,000               -0-        228,000            -0-
Jose Fuentes                         N/A            N/A         1,000,000               -0-        190,000
Bobby S. Fellers                     N/A            N/A           300,000               -0-         57,000            -0-
Douglas C. Hewitt                    N/A            N/A           300,000               -0-         57,000            -0-

(1)  Based on the closing price of $0.19 at September 29, 2008

Director's Compensation

The following table sets forth all fees and compensation paid or earned by the Company' directors for the fiscal years 2007, 2008.

                                                  DIRECTORS' COMPENSATION TABLE
                                                  -----------------------------

                                                             Non-equity
    Name and                    Fees earned or       Stock     Option      Incentive plan        All other
   Principal                     paid in cash        Awards    Awards      Compensation       Compensation           Total
    Position          Year            ($)              ($)       ($)             ($)                 ($)               ($)
------------------------------------------------------------------------------------------------------------------------------
Bobby Fellers         2008             -0-              -0-      N/A            N/A                  N/A                N/A
                      2007             -0-              -0-      N/A            N/A                  N/A                N/A
------------------------------------------------------------------------------------------------------------------------------
Douglass C
Hewitt                2008             -0-              -0-      N/A            N/A                  N/A                  NA
                      2007             -0-              -0-      N/A            N/A              178,000             178,000
------------------------------------------------------------------------------------------------------------------------------
Martin Lipper         2008             -0-              -0-      N/A            N/A                  N/A                 N/A
------------------------------------------------------------------------------------------------------------------------------

Mark Neuhaus has represented that on March 28, 2006, the Company entered into a consulting agreement with Douglas C. Hewitt to provide technical support and advice in setting up the oil and gas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010. Mr. Hewitt was appointed a director of the company March 28, 2006 and he resigned from the Board on July 27,, 2007.

On March 28, 2006, the Company entered into an agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was appointed a director of the company in March 2006. Mr. Fellers was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

On December 12, 2008 Mr. Martin Lipper was appointed director of the Company. Mr. Lipper has not received any compensation since his Board appointment.

Item 11 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of the Company's knowledge, as of December 8, 2008 with respect beneficially ownership (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) of the outstanding TX Holdings common stock by (i) each person to own more than 5%, (ii) each director, each executive officer and (iii) all directors and officers as a group.

          Title                                         Beneficial Ownership  Percent of class
                            Name of beneficial owner      Number of shares
                                       (A)                      (B)
-------------------------  -------------------------    ---------------------  ---------------
Former CEO/Chairman        Mark Neuhaus                             9,700,000        22.1(C)
Chairman/CEO               William Shrewsbury                       5,783,409        13.2
Director                   Martin Lipper                              286,166          .7
President/Director         Rob Hutchings                              600,000         1.4
Director                   Bobby Fellers                              300,000         2.3(D)
CFO                        Jose Fuentes                             1,000,000         2.3(E)
All Officers and Directors
As a group (5)                                                      7,969,775        18.2(F)

(A) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 12080 Virginia Blvd. Ashland Kentucky 41102.

(B) Based upon shares of common stock outstanding as of December 8, 2006, together with securities exercisable or convertible into shares of common stock within 60 days of December 8, 2006 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December, 2008 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(C) Of which 2,323,813 shares are owned by MA&N.

(D) Represents 300,000 warrants issued during fiscal year to Mr. Fellers for his role as a Company Director.

(E) Represents warrants issued to Jose Fuentes for his specific role with the Company during the fiscal year 2007.

(F) Total number of shares and % ownership includes all directors and officers as of December 7, 2008

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Item 12 Certain Relationships and Related Transactions

Particular Transactions

There have been no transactions since the beginning of the last fiscal year, or any currently proposed transaction, between the Company and any officer, director, nominee for election as director, or any shareholder owning more than 5% of the Company's outstanding shares, or any member of any such individual's immediate family, as to which the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000, or one percent of the average of the company's total assets at year-end for the last three completed fiscal years except as set forth below:

In November, 2006, the Company entered into agreements to purchase, from Masada Oil and Gas,a company beneficially owned a 100% by Bobby S. Fellers, two fields for the amount of $221,426. Mr. Fellers is a Member of the Board of Directors of the Company. Mr. Fellers through his company has retained a 40% working interest in the Contract Area #1 field and a 25% working interest in the Park's Lease. The Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

On March 28, 2006 the Company entered into a consulting agreement with Mr. Bobby
S. Fellers, a Member of the Company's Board of Directors, to provide technical support and advice in organizing the Company's oil and gas operations. Mr. Fellers received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.30 per share.

On December 24, 2007, the 1,000 shares of preferred stock owned by Mark Neuhaus were canceled and exchanged with 10,715,789 shares of common stock. The cancellation of the preferred stock released Mr. Neuhaus' total voting control of the Company. Mr. Neuhaus still has substantial control of the Company via his common stock ownership.

The law firm of Dexter and Dexter, located in the state of Utah, had previously been engaged by the Company when Mark Neuhaus was the CEO and Chairman of the Board,. The firm was paid $15,000 per month for legal services. Mr. Michael A. Cederstrom, the Company's former part time interim Chief Financial Officer was a partner with Dexter and Dexter at the time. The services with Dexter and Dexter and Mr. Cederstrom were terminated on May 2, 2008.

As of September 30, 2008, the Company has an outstanding note payable to Mr. Shrewsbury, the Company's Chairman and CEO, for the amount of $170,000, the note bears a 10% interest and is payable on demand. Mr. Shrewsbury has also provided the Company with a cash advance of $198,971 which was used for operating expenses.

Mr. Rob Hutchings, the Company's President and Director, has also provided cash advances to the Company as of September 30, 2008 for the amount of $65,320. The advances were used by the Company to cover operating expenses.

On November 11, 2008 the Company entered into a settlement agreement with Mark Neuhaus and Nicole Neuhaus. Mark Neuhaus is the former Chief Executive Officer and a former director of the Company. The agreement is subject to the Company finalizing a transaction with a third party involving certain oil and gas properties within 90 days of November 11, 2008 ("Third Party Closing"). If the third party transaction closes, the agreement provides for mutual general releases between the Company, Mark Neuhaus and Nicole Neuhaus. In connection with the agreement, seven million shares of the common stock of the Company previously issued to Mark Neuhaus were delivered to the Company to be held pending the Third Party Closing. If the Third Party Closing occurs within the 90 day period, (1) four million five hundred thousand of the deposited shares will be cancelled and returned to authorized but unissued shares of the Company,(2) two million five hundred thousand of the deposited shares will be delivered to Nicole Neuhaus and (3) certain alleged claims of Mark Neuhaus against the Company for compensation and reimbursement for advances in the aggregate amount of $178,862 and a purported indebtedness of the Company to Mark Neuhaus in the amount of $1,303.876,including interest accrued through October 31, 2008 and represented by a convertible note dated as of September 28, 2007 will be cancelled. If the Third Party Closing does not occur within 90 days of November 11, 2008 the settlement agreement will be void and of no force and effect and the deposited shares will be returned.

Controlling Persons

During the time that Mark S. Neuhaus, was a director and Chief Executive Officer of TX Holdings he caused the Company to issue to him 1000 shares of preferred stock with voting rights equal to 50% of the outstanding common stock. In addition during that time he caused the company to issue to him a $1,303,876 convertible note which bears interest at 8% per annum, dated as of September 28, 2007. Mark Neuhaus and his wife Nicole B. Neuhaus, may be deemed to be controlling persons of TX Holdings. The company is not aware of any agreements or understandings between any of the foregoing that they will act as a group, although from time to time they have acted in concert.

Director Independence

Our board of directors consists of Messrs. Shrewsbury, Hutchinson, Fellers and Lipper. No board member is considered to be "independent" as defined by Section 803A of the American Stock Exchange Listing Standards. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-KSB under the heading "Certain Related Person Transactions").

Item 13 Exhibits and Reports on Form 8-K

The exhibit numbers preceded by an asterisk (*) indicate exhibits that are filed herewith. All other exhibit numbers indicate exhibits filed by incorporation by reference.

Exhibit
   No.                                Description
--------  ----------------------------------------------------------------------
2.1 Stock Acquisition Agreement for 51% of the outstanding and issuable Common Stock of R Wireless Corporation dated December 12, 2002 by and between MA&N LLC and R Wireless Corporation (Exhibit B omitted, to be furnished upon request of the Commission) (1)
2.2 Sale of Assets Agreement dated November 15, 2002 between HOM Corporation and Stuckey Enterprises (list of assets omitted, to be furnished upon request of the Commission) (1)
2.3 Stock Acquisition Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc. and Homes by Owner, Inc. (7)
2.4 Escrow Agreement dated September 4, 2003 between Jim Evans, R Wireless, Inc., Homes by Owner, Inc. and David Baker. (7)
2.5 Extension Agreement dated March 5, 2004 between Jim Evans, R Wireless, Inc., and Homes by Owner, Inc. (7)
3.1a Composite Articles of Incorporation of R Wireless, Inc, as amended to reflect the change of name from HOM Corporation, effective January 22, 2003 (3)
3.2       By-Laws of HOM Corporation as adopted December 12, 2002 (12)
4 Instrument defining rights of holders (See Exhibit No. 3.1a, Articles of Incorporation - Article Four)
4.2 Warrant to Purchase Shares of Common Stock of R Wireless, Inc. issued to Baker, Johnston and Wilson LLP, dated July 21, 2005(10)
10.4 Agreement to Merge - Freedom Homes, Inc. - Homes By Owners, Inc., dated March 24, 2005 (6)
10.5 Forbearance Agreement between David R. Baker, Baker, Johnston & Wilson LLP, and R Wireless, Inc., dated as of July 21, 2005 Services Settlement Agreement between David. Baker and R Wireless, Inc., dated August 1, 2005(10)
10.6 Amendment to Forbearance Agreement and Warrant between Baker & Johnston LLP, and TX Holdings, Inc., dated as of November 1, 2005(10)
10.8 Convertible Promissory Note between Mark Neuhaus and TX Holdings Inc dated September 28, 2007(11)
16.1      Letter of Elliott Davis LLC (8)
21.1      List of Subsidiaries of R Wireless, Inc. (2)
*31.1     Certification of Mark Neuhaus, CEO of TX Holdings, Inc.
*31.2     Certification of Michael A. Cederstorm, Esq., CFO of TX Holdings,
          Inc.
*32.1     Certification of Mark Neuhaus pursuant to Section 1350
*32.2     Certification of Michael A, Cederstrom, Esq., pursuant to Section
          1350
33.1      R Wireless, Inc. Code of Ethics adopted February 24, 2004 (7)
99.7 Employment Agreement between Registrant and Ned Baramov dated January 15, 2003 (5)
99.8 Employment Agreement between Registrant and Mark Neuhaus dated January 15, 2003 (5)
99.9 Employment Agreement between Registrant and Darren Bloom dated August, 2005 (9)
99.10     Settlement Agreement between Registrant and David R. Baker (10)
*99.12 Settlement Agreement between the SEC and Mark Neuhaus regarding the SEC vs Universal Express
*99.13 Settlement agreement between Registrant and the Investor Relation Group, Inc.
*99.14    Settlement agreement between Registrant and Mark Neuhaus and Nicole
          Neuhaus

--------------------------------------------------------------------------------

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

(10) Incorporated by reference to the exhibit as filed with Form 10KSB of R Wireless, Inc. with Securities and Exchange Commission filing date of January 20, 2006.

(11) Incorporated by reference to the exhibit as filed with Form 10KSB of R Wireless, Inc. with Securities and Exchange Commission filing date of December 31, 2007.

(12) Incorporated by reference to the exhibit as filed with Form 10KSB of R Wireless, Inc., with Securities and Exchange Commission filing date of January 14, 2003.

Item 14 Principal Accountants Fees and Service

The aggregate fees we paid to Ham Langston & Brezina, LLP for the years ended September 30, 2007 and 2008 were as follows:

                                    2007     2008
                                  -------   -------

Audit Fees                        $35,000   $40,000
Audit-Related Fees                            1,500
                                  -------   -------

Total  Audit and  Audit-Related    35,000    41,500
Fees

Tax Fees                               --        --
All Other Fees                         --        --
                                  -------   -------

Total                             $35,000   $41,500
                                  =======   =======

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

Dated: January 6, 2009


In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

        /s/ William "Buck" Shrewsbury      Chairman of the Board of Directors,
        -----------------------------      and Chief Executive Officer
        William "Buck" Shrewsbury
        January 6,, 2009

        /s/Rob Hutchings                   President
        ----------------
        Rob Hutchings
        January 6, 2009

        /s/Jose Fuentes                    Chief Financial Officer
        ---------------
        Jose Fuentes
        January 6, 2009

        /s/Bobby S. Fellers                Director
        -------------------
        Bobby S. Fellers
        January 6,2009

        /s/ Martin Lipper                  Director
        -----------------
        Martin Lipper
        January 6, 2009

Glossary of Terms

We are engaged in the business of exploring for and producing oil and natural gas. Oil and gas exploration is a specialized industry. Many of the terms used to describe our business are unique to the oil and gas industry. The following glossary clarifies certain of these terms that may be encountered while reading this report:

"Bbl" means one stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate or natural gas liquids..

"Bcf" means one billion cubic feet, used in this annual report in reference to gaseous hydrocarbons.

"BcfE" means one billion cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

"Farmout" involves an entity's assignment of all or a part of its interest in or lease of a property in exchange for consideration such as a royalty.

"Gross" oil or gas well or "gross" acre is a well or acre in which we have a working interest.

"MBbl" means one thousand barrels, used in this annual report to refer to crude oil or other liquid hydrocarbons.

"Mcf" means one thousand cubic feet, used in this annual report to refer to gaseous hydrocarbons.

"McfE" means one thousand cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

"MMcf" means one million cubic feet, used in this annual report to refer to gaseous hydrocarbons.

"Net" oil and gas wells or "net" acres are determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

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