Form 10-Q
period 2008-12-31
TX Holdings, Inc.
filed 2009-02-13
CIK 1133798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

|X|     QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                For the quarterly period ended December 31, 2008

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


                              12080 Virginia Blvd.
                                Ashland, KY 41102
                        --------------------------------
                             (Address of principal)


                                 (606) 928-1131
                        --------------------------------
                            Issuer's telephone number



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES |X| NO |_|

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Smaller reporting company |X|

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES |_| NO |X|


Transitional Small Business Disclosure Format (check one): YES |_| NO |X|

                                TX Holdings, Inc.
                                    Form 10-Q
                     For the Quarter Ended December 31, 2008

                                Table of Contents

                          PART 1-FINANCIAL INFORMATION

Item 1    Condensed Financial Statements

          Unaudited  Consolidated  Condensed  Balance  Sheets as of December 31,
          2008 and September 30, 2008                                                   3

          Unaudited  Consolidated  Condensed  Statements of  Operations  for the
          Three Months Ended December 31, 2008 and 2007, and for the Period From
          Inception of the  Development  Stage,  October 1, 2004, to December 31
          2008                                                                          4

          Unaudited Consolidated Condensed Statement of Changes in Stockholders'
          Deficit for the Three Months Ended December 31, 2008                          5

          Unaudited  Consolidated  Condensed  Statements  of Cash  Flows for the
          Three Months Ended December 31, 2008 and 2007, and for the Period From
          Inception of the Development  Stage,  October 1, 2004, to December 31,
          2008                                                                          6

          Notes to Unaudited Consolidated Condensed Financial Statements                7

Item 2    Management's Discussion and Analysis of Financial Condition and Results
          of Operations                                                                14

Item Controls and Procedures 4(T)                                                      16


                            PART II-OTHER INFORMATION

        Item 1  Legal Proceedings                                                      17

        Item 2  Unregistered Sales of Equity Securities and Use of Proceeds            17

        Item 3  Defaults upon Senior Securities                                        17

        Item 4  Submission of Matters to a Vote to Security Holders                    17

        Item 5  Other Information                                                      17

        Item 6  Exhibits                                                               18

SIGNATURES                                                                             19

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
CONSOLIDATED CONDENSED BALANCE SHEETS
DECEMBER 31, 2008 AND SEPTEMBER 30, 2008
--------------------------------------------------------------------------------

                                                            December 31,    September 30,
                                                               2008             2008
                                                            (Unaudited)      (See Note)
                                                            ------------    ------------
                                ASSETS

Current assets:
  Cash and cash equivalents                                          658    $      3,558
  Accounts Receivable                                              1,729           1,281
                                                            ------------    ------------
     Total current assets                                          2,387    $      4,839

Property and Equipment, net                                    1,155,840       1,097,783
Other                                                             50,000          50,000
                                                            ------------    ------------

              Total Assets                                     1,208,227    $  1,152,622
                                                            ============    ============

                LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes Payable to a stockholder                            $    170,000    $    170,000
  Accounts payable and accrued liabilities                       557,502         444,304
  Accounts payable - related party                               158,308         158,308
  Advances from stockholder/officer                              402,649         284,845
                                                            ------------    ------------
    Total current liabilities                                  1,288,459       1,057,457

Convertible debt to stockholder/officer                        1,199,886       1,199,886
Asset Retirement Obligation                                       86,455          86,455
                                                            ------------    ------------
              Total Liabilities                             $  2,574,800    $  2,343,798

Commitments and Contingencies

Stockholders' deficit
  Preferred stock: no par value, 1,000,000 shares
    authorized, no shares issued and outstanding at
    December 31, 2008 and September 30, 2008
  Common stock: no par value, 250,000,000 shares
   authorized, 43,905,824 and 43,705,824 shares
   issued and outstanding at December 31, 2008
    and September 30, 2008 respectively                        9,717,944       9,693,944
  Additional paid-in capital                                   1,145,052       1,145,052
  Accumulated deficit                                         (1,803,507)     (1,803,507)
  Losses accumulated in the development stage                (10,426,062)    (10,226,665)
                                                            ------------    ------------

    Total stockholders' deficit                               (1,366,573)     (1,191,176)
                                                            ------------    ------------

              Total liabilities and stockholders' deficit   $  1,208,227    $  1,152,622
                                                            ============    ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements

TX  HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS For the Three Months Ended December 31, 2008 and 2007 and for the Period from Inception of the Development Stage, October 1, 2004 to December 31, 2008
--------------------------------------------------------------------------------

                                                                              Inception of
                                                                              Development
                                                  Three Months Ended           Stage to
                                              ----------------------------    December 31,
                                               12/31/2008      12/31/2007         2008
                                              ------------    ------------    ------------
Revenue                                       $        449    $         --    $      9,757
                                              ------------    ------------    ------------

Operating expenses, except items shown
  separately below                                  85,985         132,588       1,903,731
  Stock-based compensation                              --              --       6,834,504
  Professional fees                                 84,000          54,258       1,117,637
  Lease expense                                         --              --          17,392
  Depreciation expense                                  --             508           3,146
  Advertising expense                                   --              --          83,265
                                              ------------    ------------    ------------

    Total Operating Expense                        169,985         187,354       9,959,675
                                              ------------    ------------    ------------

Loss from operations                              (169,536)       (187,354)     (9,949,918)
                                              ------------    ------------    ------------

Other Income and (expense):
  Legal Settlement                                      --              --         204,000
  Other Income                                          --              --             710
  Loss on disposal of equipment                         --              --         (11,202)
  Forbearance agreement costs                           --              --        (211,098)
  Interest Expense                                 (29,861)        (28,480)       (458,554)
                                              ------------    ------------    ------------

   Total other income and (expenses), net          (29,861)        (28,480)       (476,144)
                                              ------------    ------------    ------------

Net Loss                                      $   (199,397)   $   (215,834)   $(10,426,062)
                                              ============    ============    ============

Net Loss per common share-basic and diluted   $      (0.00)   $      (0.01)
                                              ------------    ------------

Weighted average number of common shares
   outstanding-basic and diluted                43,894,954      28,827,015
                                              ============    ============

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT For the Three Months Ended December 31, 2008
--------------------------------------------------------------------------------

                                                                                                     Losses
                                                                                                  Accumulated
                                         Common Stock            Additional                          in the
                                  ---------------------------      Paid in      Accumulated       Development
                                     Shares       Amount           Capital         Deficit           Stage              Total
                                  ---------------------------   --------------  --------------  -----------------  ----------------
Balance at
   September 30, 2008               43,705,824    $9,693,944       $1,145,052     $(1,803,507)      $(10,226,665)     $ (1,191,176)

Common stock issued for
 services                              200,000        24,000                                                                24,000

Net Loss                                                                                                (199,397)         (199,397)

Balance at
                                  ---------------------------   --------------  --------------  -----------------  ----------------
   December 31, 2008                43,905,824    $9,717,944       $1,145,052     $(1,803,507)      $(10,426,062)     $ (1,366,573)
                                  ===========================   ==============  ==============  =================  ================

              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
For The Three Months Ended December 31, 2008 and 2007 and for the period from Inception of the Development Stage, October 1, 2004, to December 31, 2008
--------------------------------------------------------------------------------

                                                                                                           Inception of
                                                                                                           Development
                                                                                Three Months Ended           Stage to
                                                                            ----------------------------   December 31,
                                                                              12/31/2008    12/31/2007         2008
                                                                            -------------  -------------  ---------------
Cash flows from operating activities:
            Net loss                                                         $   (199,397)   $   (476,466)   $(10,426,062)
            Adjustments to reconcile net loss to net cash used
              in operating activities:
                 Warrants issued for forbearance agreement                             --              --         211,098
                 Loss on disposal of equipment                                         --              --          11,202
                 Depreciation expense                                                  --             508           3,146
                 Common stock issued for services                                  24,000              --       5,600,339
                 Accounting for warrants issued to employees
                   and a consultant                                                    --              --         209,000
                 Warrants issued for services                                          --              --         376,605
                 Common stock issued to settle accounts payable                        --              --         251,308
                 Common stock issued in payment of interest expense                    --              --         196,666
                 Common stock issued by an officer/stockholder to satisfy
                   expenses of the Company and increase stockholders
                   advances                                                            --         232,000         616,750
                 Common stock issued in settlement of legal claim                      --              --          31,500
                 Accrued salary contributed by stockholder/former officer              --              --         125,000
                 Changes in operating assets and liabilities:
                   Accrued stock-based compensation reversal
                     resulting from legal claim settlement                             --              --        (231,000)
                   Prepaid expenses and other assets                                   --              --         (49,750)
                   Accounts receivable                                               (448)             --          (1,729)
                   Accrued interest added to stockholders advances                 29,756          28,480         177,917
                   Accounts payable and accrued liabilities                        83,442         118,284       1,284,782
                                                                             ------------    ------------    ------------
            Net cash used by operating activities                                 (62,647)        (97,194)     (1,613,228)

Cash flows from Investing Activities:
                 Payment of deposits for oil and gas property acquisitions             --              --        (378,000)
                 Property and equipment additions                                 (58,057)             --        (414,613)
                                                                             ------------    ------------    ------------
            Net cash used by investing activities                                 (58,057)             --        (792,613)

Cash flows from financing activities:
                 Proceeds from stockholder/officer contributions                       --              --          40,643
                 Repayment of note payable to a bank                                   --              --         (20,598)
                 Proceeds from note payable to stockholder                             --              --         520,000
                 Proceeds from sale of common stock                                    --              --       1,207,997
                 Proceeds from exercise of warrants                                    --              --          78,404
                 Proceeds from stockholder/officer advances                       117,804          97,194         580,053
                                                                             ------------    ------------    ------------
            Net cash provided by financing activities                             117,804          97,194       2,406,499

Increase (Decrease) in cash and cash equivalents                                   (2,900)             --             658

Cash and cash equivalents at beginning of year                                      3,558              --              --
                                                                             ------------    ------------    ------------

Cash and cash equivalents at December 31, 2008 and 2007                      $        658    $         --    $     658.00
                                                                             ============    ============    ============


              The accompanying notes are an integral part of these
             unaudited consolidated condensed financial statements

                                TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations.

These condensed financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2008 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2009.

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

The Company is actively engaged in the exploration, development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006 The Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada"). Masada has previously served as the operator on two of the leases in which TX Holdings currently holds interest in the counties of Callahan and Eastland, Texas. TX Holding's leases and the related working interests are as follows:

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

The Parks lease covers 320 acres in which the company owns a 75% working interest and Masada Oil and Gas owns the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells with minimal production rates. (1 to 2 bbls per day). During the third quarter of 2008, the company completed fracturing 6 wells and hops thereby increase the production rate. Due to poor weather and lack of financial resources, the work on the wells will again be initiated in the 2Q, 2009.

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

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT'D

OVERVIEW OF BUSINESS-CONT'D

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

HISTORY AND CORPORATE STRUCTURE

TX Holdings formerly acted as a holding company whose operations were conducted through two wholly-owned operating subsidiaries, Direct Lending Inc. and Homes By Owners, Inc. The Company ceased its former operations in September 2004. In December 2004, as a result of the Company's research, the Company announced that it would pursue acquisition of producing oil and gas properties operations in the oil and gas industry. In connection with this decision the Company effected its name change to "TX Holdings, Inc" on September 1, 2005. October 1, 2004 was the beginning day for the first quarter of the determination to pursue operations in the oil and gas industry.

The CUSIP number changed to 873 11R 101 as of September 6, 2005 and the trading symbol changed to TXHG as of September 19, 2005.

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

On March 28, 2006, TX Holdings appointed to its Board of Directors, Bobby Fellers, who has worked in the oil and gas business for more than thirty years. Mr. Fellers has assisted TX Holdings in the acquisition of the above referenced leases and owns a ninety two percent working interest position in the Contract Area #1 lease and a twenty-five percent working interest in the Parks Lease. In addition Mr. Fellers is the sole owner of Masada Oil & Gas, a Texas corporation, which is the current operator of record of certain wells in Contract Area #1 in which TX Holdings has an 8% working interest.

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC ("Hewitt"), a company owned by Douglas C. Hewitt, a Director of TX Holdings, Inc. at the time of the transaction. The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% Working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a six month period. Mr. Hewitt resigned as a director on July, 27, 2007 The Company and Hewitt mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects. There is currently a dispute between the Company and Hewitt as to the extent of the Company's performance and entitlement under the new agreement. executed in August of 2007.

In July through September 2006, the Company raised $1,240,000 in a Private Placement offering. The funds raised were used to purchase interests in three oil and gas fields located in Texas and described above. Development of the

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT'D

HISTORY AND CORPORATE STRUCTURE-CONT'D

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital and to implement a successful business plan to generate profits sufficient to become financially viable. The consolidated financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. GAAP requires management to make various assumptions and calculated estimates that directly affect (a) certain reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities , and (c) the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, valuation of acquired in-process research and development, measurement of stock-based compensation, and the fair value of the Company's common stock. The Company bases its estimates on historical experience and various other common assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

PROPERTY AND EQUIPMENT

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, costs of carrying and retaining unproved properties, and exploratory dry hole drilling costs, are all expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geological, geophysical, and engineering data. If a

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT'D

NOTE 1- PROPERTY AND EQUIPMENT-CONT'D

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

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT'D

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At December 31, 2008 the Company has outstanding 7,483,324 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have exercise prices ranging from $0.28 to $0.50 per share and expire at various dates through September 2011.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2007, the FASB issued Statement of Financial Accounting Standard No. 160, "Noncontrolling Interests in Consolidated Financial Statements--an amendment of ARB No. 51." ("SFAS "). SFAS 160 requires all entities to report noncontrolling (minority) interests in subsidiaries as equity in the consolidated financial statements. Its intention is to eliminate the diversity in practice regarding the accounting for transactions between an entity and noncontrolling interests. This Statement is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Earlier adoption is prohibited. The Company is currently evaluating the impact of the adoption of SFAS 160 but does not expect the adoption of this statement to have a material impact on the Company's financial condition, results of operations or cash flows.

In December 2007, the FASB issued SFAS No. 141(R), a revised version of SFAS No. 141, "Business Combinations." The revision is intended to simplify existing guidance and converge rulemaking and financial reporting under U.S. GAAP with international accounting rules. This statement applies prospectively to business combinations where the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and may affect the release of our valuation allowance against prior acquisition intangibles. An entity may not apply it before that date.

The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows, however, it does not expect to have a material impact on our financial statements

NOTE 2 - INCOME TAXES

Following is an analysis of deferred taxes at December 31, 2008:

Deferred tax assets:
    Net operating losses                          $     1,359,795
    Accrued expenses                                      243,375
    Valuation allowance                                (1,603,070)
                                                  ----------------

        Total deferred tax assets                             100

Deferred tax liabilities:
    Basis of property and equipment                           100
                                                  ----------------

      Net deferred tax asset                      $             -
                                                  ================

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2- INCOME TAXES-CONT'D

The Company has tax net operating loss carryforwards totaling approximately $4,000,000, expiring in 2018 through 2028. Approximately $1,200,000 of net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through December 31, 2008 were approximately $2,800,000. The total net operating losses available to the Company to offset future taxable income is approximately $3,224,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the three months ended December 31, 2008 and 2007:

                                             Three Months Ended December 31,
                                            ----------------------------------
                                                 2008              2007
                                            ---------------   ----------------
  Benefit for income tax at federal
  statutory rate                            $        67,788   $         73,384
  Change in valuation allowance                     (59,628)           (73,384)
  Non-deductible stock-based
        Compensation                                 (8,160)                 -
                                            ---------------   ----------------
                                            $            -     $            -
                                            ===============   ================

NOTE 3 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

Mark Neuhaus, former President, CEO and Chairman of the Board, has represented that in May 2006 the Company entered into an employment agreement with him. Mr. Neuhaus claims that the agreement provided that he was to be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition he claims that the employment agreement granted to Mr. Neuhaus 1,000 shares of preferred stock. The preferred stock which Mr. Neuhaus caused to be issued to himself had the following rights and privileges:


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

During the fiscal year 2006, Mr. Neuhaus waived his salary. However, Mr. Neuhaus obtained a letter from Baron Capital Group, Inc. stating that value of the preferred stock was no greater than at $1,018,000. On December 24, 2007, and in connection with Mr. Neuhaus' resignation, the 1,000 preferred shares were exchanged for 10,715,789 common shares, which exchange assumed that the preferred stock had a value of $1,018,000. Current management of the Company has not seen documentation establishing that an employment agreement existed between Mr. Neuhaus and the Company; that any such agreement was authorized in accordance with Georgia law or that the preferred stock was duly authorized or validly issued in accordance with law.

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3- STOCKHOLDERS' EQUITY-CONT'D

COMMON STOCK

As of December 31, 2008, TX Holdings has issued and outstanding 43,905,824 shares of common stock.

Of the total 43,905,824 shares outstanding as of December 31, 2008, 23,750,755 shares were deemed "restricted securities," as defined by the Securities Act of 1933 (the "Act") when issued to their registered owner and continue to have their restricted status noted on the books of Company's transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

On January 17, 2008, the Secretary of State of Georgia accepted an amendment from the Company increasing authorized common stock for the Company from 50,000,000 to 250,000,000 shares.

On October 6, 2008, the Company issued a total of 200,000 shares for services. The shares were issued to several contract personnel and were valued at $24,000 based on the quoted market price of the Company's common stock on the date of issuance.

NOTE 4 - RELATED PARTY TRANSACTIONS

Beginning with the quarter ended March 31, 2008 to the present, the Company recognized crude oil sales from a lease for which the operator is company owned by a stockholder/director of the Company. These sales account for 100% of our oil and gas revenue for the three months ended December 31, 2008. The Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

As of December 31, 2008, the Company has an outstanding note payable to Mr. Shrewsbury, the Company's Chairman and CEO, for the amount of $170,000, the note bears a 10% interest and is payable on demand.

Included in the financial statements at December 31, 2008 are advances from stockholder/officer of $402,649. Interest has been accrued on the these advances at rates ranging from 8% to 10% in 2008 interest expense of $29,756, in the accompanying statement of operations, relates to those advances and the promissory note.

In June 2007, the Company entered into a strategic alliance agreement with Hewitt Energy Group, LLC ("Hewitt Energy") to identify reserves and prospects, and to establish production from the projects mutually owned or contemplated to be jointly owned by the entities in states of Texas, Kansas and Oklahoma. Hewitt Energy is controlled by a former member of the Company's board of directors. During 2007, the Company's former Chief Executive Officer, who is a major stockholder, claimed that he transferred stock on behalf of the Company with a market value of $352,560 to Hewitt Energy Group, LLC to acquire an interest in the Perth field in Kansas. There is currently a dispute as to the extent of the Company's performance under the leases and agreement with Hewitt Energy.

On November 11, 2008, the Company entered into a settlement agreement with Mark Neuhaus and Nicole Neuhaus. The agreement is subject to the Company finalizing a transaction with a third party involving certain oil and gas properties within 90 days of November 11, 2008 ("Third Party Closing"). If the third party transaction closes, the agreement provides for mutual general releases between the Company, Mark Neuhaus and Nicole Neuhaus. In connection with the agreement, seven million shares of the common stock of the Company previously issued to Mark Neuhaus were delivered to the Company to be held pending the Third Party Closing. If the Third Party Closing occurs within the 90 day period, (1) four million five hundred thousand of the deposited shares will be cancelled and returned to authorized but unissued shares of the Company,(2) two million five hundred thousand of the deposited shares will be delivered to Nicole Neuhaus and
(3) certain alleged claims of Mark Neuhaus against the Company for compensation and reimbursement for advances in the aggregate amount of $178,862 and a purported indebtedness of the Company to Mark Neuhaus in the amount of $1,320,071,including interest accrued through December 31, 2008 and represented by a convertible note dated as of September 28, 2007 will be cancelled. If the Third Party Closing does not occur within 90 days of November 11, 2008, the settlement agreement will be void and of no force and effect and the deposited shares will be returned. On February 6, 2009, an amendment to the settlement agreement was signed by all parties. The amendment extends the period of time provided in paragraph 10 of the settlement agreement by an additional 30 days so that the agreement would remain in full force and effect until March 11, 2009.

NOTE 5 - FAIR VALUE MEASUREMENTS

The Company adopted Statement of Financial Accounting Standards No. 157 "Fair Value Measurements" ("SFAS 157") on October 1, 2008. SFAS 157, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. SFAS 157 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, SFAS 157 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

     Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

     Level 2. Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

     Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

As of December 31, 2008, the Company had no assets or liabilities that were marked to fair value under SFAS 157.


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

The Company has never earned a profit, and has incurred an accumulated deficit of $12,229,569 as of December 31, 2008. The acquisition of a controlling interest in the Company by MA&N proved the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties as well. The Company has used the funds to purchase three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company has begun oil production in March 2008 the Company placed into production 3 wells located in the Parks' leases. The Company has also begun development of the Contract Area 1 leases. If our development plan is successful, and sufficient funds are raised to pay for the development, it is estimated that it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes that it will need to raise additional funds to fully develop its fields, purchase equipment, and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of seventy wells located on the three fields located in Texas. Each of the wells will need to be reworked in order to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established, the Company will begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the recompletion, the Company will be profitable if 40 barrels of oil are produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes and future expansion of its current oil producing properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2008 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2007

REVENUES FROM OPERATIONS

Revenues for the three months ended December 31, 2008 and 2007 were $449 and zero respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008. The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

EXPENSES FROM CONTINUING OPERATIONS

The Company operating expenses for the three months ended December 31, 2008 were $169,985. The current quarter operating expenses represent a favorable variance of $17,369 when compared to operating expenses of $187,354 for the quarter ended December 31,, 2007. The favorable variance results primarily from lower payroll expense of $72,783. Payroll was reduced to $26,000 for the current quarter as compared to $98, 783 for the same period in the prior year. The favorable variance was partially offset by higher legal fees of $23,742 and higher contract Labor of $24,400.

NET INCOME/LOSS

For the quarter ended December 31, 2008, the Company had a net loss of $199,397 representing a positive variance of $16,437 when compared to a net loss of $215,834 for the quarter ended December 31, 2007. The positive variance results from lower payroll cost of $72,783. The lower payroll cost is the result of having the company substituting lower cost contract labor in lieu of staff and a reduction in the Chief Executive Officer Compensation. During the current quarter, the Company realized legal expenses of $84,000 representing a negative variance of $23,741 when compared to $60,258 for the three months period ended December 31, 2007.

ITEM 4(T) CONTROLS AND PROCEDURES

(a) Evaluation of disclosure controls and procedures. We maintain "disclosure controls and procedures," as such term is defined in Rule 13a-15(e) under the Securities Exchange Act of 1934, or the Exchange Act, that are designed to ensure that information required to be disclosed by us in reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating our disclosure controls and procedures, management recognized that disclosure controls and procedures, no matter how well conceived and operated, can provide only reasonable, not absolute, assurance that the objectives of the disclosure controls and procedures are met. Our disclosure controls and procedures have been designed to meet reasonable assurance standards. Additionally, in designing disclosure controls and procedures, our management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible disclosure controls and procedures. The design of any disclosure controls and procedures also is based in part upon certain assumptions about the likelihood of future events, and there can be no assurance that any design will succeed in achieving its stated goals under all potential future conditions.

Our independent registered public accounting firm, Ham, Langston & Brezina, L.L.P. ("HLB") conducted an audit of our financial statements for the year ended September 30, 2008. In connection with the issuance of its report to the Board of Directors, HLB reported one material weakness under standards established by the Public Company Accounting Oversight Board regarding the number and magnitude of the year end adjusting entries.

To address the weakness, we will seek outside accounting assistance on any further complex accounting issues.

Based on their evaluation as of the end of the period covered by this Quarterly Report on Form 10-Q, our Chief Executive Officer and Chief Financial Officer, or persons performing similar functions, have concluded that, as of that date, our disclosure controls and procedures were not effective at the reasonable assurance level. The determination was made partially due to the small size of the Company and lack of segregation of duties.

(b) Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management's evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

TX Holdings has filed an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04 entitled TX Holdings, Inc vs. Darren Bloom. The Company has brought an action against Mr. Bloom for breach of contract, damages and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006, after serving only 9 months. Mr. Bloom currently owns 2,000,000 shares of TX Holdings common stock. Management believes that this matter can be resolved and will have no material effect on the Company operations. (The cancellation of shares, if granted would have a positive effect on Loss Per Share). Mr. Bloom has recently reached an agreement with the Company whereby he will retain 700,000 shares and return 1,300,000 shares to the Company.

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

TX HOLDINGS, INC.

By: /s/ William "Buck" Shrewsbury
    -----------------------------
    William "Buck" Shrewsbury
    Chief Executive Officer

Dated:  February 13, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ William "Buck" Shrewsbury     Chairman of the Board of Directors and
    -------------------------         Chief Executive Officer
    William "Buck" Shrewsbury
    February 13, 2009


    /s/ Rob Hutchings                 President and Director
    -------------------------
    Rob Hutchings
    February 13, 2009


    /s/ Jose Fuentes                  Chief Financial Officer
    -------------------------
    Jose Fuentes
    February 13, 2009


    /s/ Bobby S. Fellers              Director
    -------------------------
    Bobby S. Fellers
    February 13, 2009


    /s/ Martin Lipper                 Director
    -------------------------
    Martin Lipper
    February 13, 2009