Form 10-Q
period 2009-03-31
TX Holdings, Inc.
filed 2009-05-14
CIK 1133798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

   |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended March 31, 2009
                           ---------------------------

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


                              12080 Virginia Blvd.
                                Ashland, KY 41102
                       -----------------------------------
                             (Address of principal)

                                 (606) 928-1131
                       -----------------------------------
                            Issuer's telephone number


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

                                TX Holdings, Inc.
                                    Form 10-Q
                      For the Quarter Ended March 31, 2009

                                Table of Contents

                          PART 1-FINANCIAL INFORMATION

Item 1  Condensed Financial Statements

        Unaudited Consolidated Condensed Balance Sheets as of March  31, 2009                           3
        and September 30, 2008

        Unaudited Consolidated Condensed Statements of Operations for the Three                         4
        Months and Six Months Ended March 31, 2009 and 2008, and for the Period
        From Inception of the Development Stage, October 1, 2004, to March 31 2009

        Unaudited Consolidated Condensed Statement of Changes in Stockholders'                          5
        Deficit for the Six Months Ended March 31, 2009

        Unaudited Consolidated Condensed Statements of Cash Flows for the Six                           6
        Months Ended March 31, 2009 and 2008, and for the Period From
        Inception of the Development Stage, October 1, 2004, to March 31, 2009

        Notes to Unaudited Consolidated Condensed Financial Statements                                  7

Item 2  Management's Discussion and Analysis of Financial Condition and Results of Operations           16

        Item 4(T)       Controls and Procedures                                                         17

                            PART II-OTHER INFORMATION

        Item 1  Legal Proceedings                                                                       19

        Item 2  Unregistered Sales of Equity Securities and Use of Proceeds                             19

        Item 3  Defaults upon Senior Securities                                                         19

        Item 4  Submission of Matters to a Vote to Security Holders                                     19

        Item 5  Other Information                                                                       19

        Item 6  Exhibits                                                                                20

SIGNATURES                                                                                              21

PART 1-FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

                               TX HOLDINGS, INC,
                     A CORPORATION IN THE DEVELOPMENT STAGE
                     CONSOLIDATED CONDENSED BALANCE SHEETS
                     March 31, 2009 and September 30, 2008
--------------------------------------------------------------------------------
                                                       March 31,   September 30,
                                                         2009          2008
                                                       Unaudited    (See Note)
                                                     ------------- -------------
                       ASSETS

Current assets:
  Cash and cash equivalents                          $        373  $      3,558
  Accounts Receivable- (Net of Doubtful Account)           _              1,281
                                                     ------------- -------------
     Total current assets                            $        373  $      4,839

Property and Equipment, net                             1,155,840     1,097,783
Other                                                      50,000        50,000
                                                     ------------- -------------

Total Assets                                         $  1,206,213  $  1,152,622
                                                     ============= =============

        LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to a stockholder                     $    289,997  $    170,000
  Accounts payable and accrued liabilities                585,224       444,304
  Accounts payable-related party                          158,308       158,308
  Advances from stockholder/officer                        31,454       284,845
                                                     ------------- -------------
    Total current liabilities                        $  1,064,983     1,057,457

Convertible debt to stockholder/officer                 1,199,886     1,199,886
Asset Retirement Obligation                                86,455        86,455
                                                     ------------- -------------
   Total Liabilities                                 $  2,351,324  $  2,343,798

Commitments and contingencies

Stockholders' deficit
   Preferred stock: no par value, 1,000,000 shares
    authorized no share outstanding as of March 31,             _             _
    2009 and September 30,2008
  Common stock:no par value, 250,000,000 shares
    authorized, 47,286,897 and 43,705,824 shares
    issued and outstanding at March 31, 2009
    and September 30, 2008, respectively               10,186,052     9,693,944
  Additional paid-in capital                            1,145,052     1,145,052
  Accumulated deficit                                  (1,803,507)   (1,803,507)
  Losses accumulated in the development stage         (10,672,708)  (10,226,665)
                                                     ------------- -------------

      Total stockholders' deficit                      (1,145,111)   (1,191,176)
                                                     ------------- -------------

Total liabilities and stockholders' deficit          $  1,206,213  $  1,152,622
                                                     ============= =============


Note: The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                                                         TX HOLDINGS, INC.
                                              A CORPORATION IN THE DEVELOPMENT STAGE
                                     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                        For the Three and Six Months Ended March 31, 2009 and 2008 and for the Period From
                              Inception of the Development Stage, October 1, 2004, to March 31, 2009
-----------------------------------------------------------------------------------------------------------------------------------

                                                                                                                    Inception of
                                                                                                                    Development
                                                   Three Months Ended                  Six Months Ended               Stage to
                                            --------------------------------- ----------------------------------     March, 31
                                               3/31/2009        3/31/2008         3/31/2009        3/31/2008            2009
                                            ---------------- ---------------- ----------------- ---------------- ------------------
Revenue                                     $                $         4,761  $            449  $         4,761  $           9,757
                                            ---------------- ---------------- ----------------- ---------------- ------------------

Operating expenses, except items shown
  separately below                          $        11,412  $       124,083  $         73,397  $       256,006  $       1,891,143
  Stock-based compensation                          200,000           64,000           224,000           64,000          7,058,504
  Professional fees                                   2,783           77,751            86,783          132,009          1,120,420
  Lease expense                                                                                        _                    17,392
  Depreciation expense                                                                                      508              3,146
  Advertising expense                                                                                  _                    83,265
                                                             ---------------- ----------------- ---------------- ------------------

    Total Operating Expense                         214,195          265,834           384,180          452,523         10,173,870
                                            ---------------- ---------------- ----------------- ---------------- ------------------

Loss from operations                               (214,195)        (261,073)         (383,731)        (447,762)       (10,164,113)
                                            ---------------- ---------------- ----------------- ---------------- ------------------

Other income and (expense):
  Legal settlement                                                                                                         204,000
  Other income                                            4                                  4         _                       714
  Loss on disposal of equipment                                       (4,202)                            (4,202)           (11,202)
  Forbearance agreement costs                                       _                                  _                  (211,098)
  Interest expense                                  (32,455)         (29,785)          (62,316)         (58,930)          (491,009)
                                            ---------------- ---------------- ----------------- ---------------- ------------------

   Total other income and (expenses), net           (32,451)         (33,987)          (62,312)         (63,132)          (508,595)
                                            ---------------- ---------------- ----------------- ---------------- ------------------

Net gain (loss)                             $      (246,646) $      (295,060)         (446,043) $      (510,894)       (10,672,708)
                                            ================ ================ ================= ================ ==================

Net loss per common share
   basic and diluted                                  (0.01)           (0.01)            (0.01)           (0.02)
                                            ================ ================ ================= ================

Weighted average number of common shares
   outstanding-basic and diluted                 45,441,873       37,782,486        44,046,027       32,713,650
                                            ================ ================ ================= ================

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                                                   TX HOLDINGS INC.
                                        A CORPORATION IN THE DEVELOPMENT STAGE
                    UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        For the Six Months Ended March 31, 2009
-----------------------------------------------------------------------------------------------------------------------
                                                                                                Losses
                                                                     Additional               Accumulated
                           Preferred Stock         Common Stock       Paid in                   in the
                         -------------------- ---------------------- ---------- Accumulated   Development
                           Shares    Amount     Shares     Amount     Capital     Deficit        Stage        Total
                         -------------------- ---------------------- ---------- ------------ ------------- ------------

Balance at
September 30, 2008           _          _     43,705,824 $ 9,693,944 $1,145,052 $(1,803,507) $(10,226,665) $(1,191,176)

Common stock issued
 in Payment for
 Shareholders'advances       _         _       2,581,073     258,108     _           _             _           258,108

 Common stock issued
  for professional
  services                   _         _       2,200,000     224,000     _           _             _           224,000

Common stock sold
  to private investors       _         _         100,000      10,000                 _             _            10,000

Common stock returned
 to treasury                 _         _      (1,300,000)     _          _           _             _            _

  Net Loss                   _         _           _          _          _           _           (446,043)    (446,043)

Balance at
                         -------------------- ---------------------- ---------- ------------ ------------- ------------
March 31, 2009               _          _     47,286,897 $10,186,052 $1,145,052 $(1,803,507) $(10,672,708) $(1,145,111)
                         ==================== ====================== ========== ============ ============= ============

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    For the Six Months Ended March 31, 2009 and 2008 and for the Period From
     Inception of the Development Stage, October 1, 2004, to March 31, 2009
--------------------------------------------------------------------------------
                                                                   Inception of
                                              Six Months Ended      Development
                                           -----------------------   Stage to
                                            3/31/2009   3/31/2008    3/31/2009
                                                        (See Note)  (See Note)
                                           ----------- -------------------------

Cash flows used by operating activities:
  Net loss                                 $ (446,043) $ (510,894) $(10,672,708)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
    Warrants issued for forbearance             _           _
     agreement                                                          211,098
    Loss on disposal of equipment                           4,202        11,202
    Depreciation expense                                      508         3,146
    Bad Debt Expense                            1,729                     1,729
    Common and preferred stock issued for
     services                                 224,000     120,190     5,800,339
    Accounting for warrants issued to
     employees and a consultant                                         209,000
    Warrants issued for services                                        376,605
    Common stock issued to settle accounts      _           _
     payable                                                            251,308
    Common stock issued in payment of
     interest expense                                                   196,666
    Common stock issued by an
     officer/stockholder to satisfy
     expenses of the Company and increase
    stockholder advances                                                616,750
    Common stock issued in settlement of
     legal claim                                                         31,500
    Accrued salary contributed by
     stockholder/former officer                                         125,000
    Changes in operating assets and
     liabilities:
    Accrued stock-based compensation
     reversal resulting from legal claim
     settlement                                                        (231,000)
    Prepaid expenses and other assets                     (50,000)      (49,750)
    Accounts receivable                          (448)                   (1,729)
    Accrued interest added to stockholder
     advances                                  59,300      56,650       207,461
    Accounts payable and accrued
     liabilities                               81,620     155,958     1,282,960
                                           ----------- ----------- -------------
  Net cash used by operating activities       (79,842)   (223,386) $ (1,630,423)

Cash flows from Investing Activities:
    Deposits paid for oil and gas property      _           _
     acquisitions                                                      (378,000)
    Property and equipment additions          (58,057)      _          (414,613)
                                           ----------- ----------- -------------
  Net cash provided by investing activities   (58,057)      _          (792,613)

Cash flows from financing activities:
    Proceeds from stockholder/officer           _           _
     deposits                                                            10,643
    Repayment of note payable to a bank         _           _           (20,598)
    Proceeds from note payable to
     stockholder                                                        520,000
    Proceeds from sale of common stock         10,000      43,000     1,247,997
    Proceeds from exercise of warrants          _           _            78,404
    Proceeds from stockholder/officer
     advances                                 124,714     187,845       586,963
    Shareholders' Deposit                                  40,643        _
                                                       ----------- -------------
  Net cash provided by financing activities   134,714     271,488     2,423,409

Increase (Decrease) in cash and cash
 equivalents                                   (3,185)     48,102           373
Cash and cash equivalents at beginning of                   _            _
 year                                           3,558
                                           ----------- ----------- -------------

Cash and cash equivalent at March 31, 2009
 and 2008                                  $      373  $   48,102  $        373
                                           =========== =========== =============

Non-cash investing and financing
 activities:
 Common stock issued in payment of
  shareholders' loans                      $        -  $        -  $    350,000
                                           =========== =========== =============
 Shareholders' advances converted to
  Convertible debt                         $        -  $        -  $  1,199,886
                                           =========== =========== =============
 Common stock issued in conversion of
  preferred stock                          $        -  $1,018,000  $  1,018,000
                                           =========== =========== =============
 Common stock issued in payment of
  shareholders' advances                   $  258,108  $        -  $    258,108
                                           =========== =========== =============
 Shareholders' advances converted to notes
  payable from stockholder                 $  119,197  $        -  $    119,197
                                           =========== =========================

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited consolidated condensed financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations.

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

The Parks lease covers 320 acres in which the company owns a 75% working interest and Masada Oil and Gas owns the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells with minimal production rates. (1 to 2 bbls per day). During the third quarter of 2008, the company completed fracturing 6 wells and hops thereby increase the production rate. Due to poor weather and lack of financial resources, the work on the wells will again be initiated in the second half of 2009.

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying unaudited consolidated condensed financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital and to implement a successful business plan to generate profits sufficient to become financially viable. The unaudited consolidated condensed financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

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

The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows, however, it does not expect to have a material impact on our financial statements

Effective January 1, 2008, the Company adopted the Financial Accounting Standards Board's Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a single model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a taxation is required to meet before recognized in the financial statements. Effective for fiscal years beginning after December 15, 2007, FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's results of operations, financial position or cash flows and the Company did not recognize any interest or penalties related to any unrecognized tax positions.

The Company files a separate federal income tax return in the United States and state tax returns where applicable. With few exceptions, the Company is no longer subject to United States federal income tax examinations for years before fiscal 2005, and is no longer subject to state and local income tax examinations for years before fiscal 2004.

RECLASSIFICATIONS
-----------------

Certain prior period amounts have been reclassified to conform with the presentation for the current year. Such reclassifications have no impact on net income or shareholders' deficit as previously reported.

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - INCOME TAXES

Following is an analysis of deferred taxes at March 31, 2009:

Deferred tax assets:
    Net operating losses                                        $     1,181,160
    Accrued expenses                                                    252,800
    Valuation allowance                                              (1,433,960)
                                                                ----------------
      Total deferred tax assets                                             100

Deferred tax liabilities:
    Basis of property and equipment                                        (100)
                                                                ----------------
      Net deferred tax asset                                    $             -
                                                                ================

The Company has tax net operating loss carryforwards totaling approximately $4,250,000, expiring in 2018 through 2028. Approximately $1,200,000 of net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through March 31, 2009 were approximately $3,050,000. The total net operating losses available to the Company to offset future taxable income is approximately $3,474,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the three months ended March 31, 2009 and 2008:

                                      Three Months Ended  Six Months Ended March
                                           March 31,             31, 2009
                                      ------------------- ----------------------
                                        2009      2008      2009        2008
                                      --------- --------- ---------- -----------

Benefit for income tax at federal
statutory rate                        $ 83,860  $100,320  $ 151,655   $ 173,704
Change in valuation allowance          (15,860)  (59,455)   (75,495)   (132,839)
Non-deductible stock-based
  compensation                         (68,000)  (40,865)   (76,160)    (40,865)
                                      --------- ---------  ---------- ----------

                                      $      -  $      -   $      -   $       -
                                      ========= =========  ========== ==========


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

PREFERRED STOCK-CONT'D

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

COMMON STOCK

As of March 31, 2009, TX Holdings has issued and outstanding 47,286,897 shares of common stock.

Of the total 47,286,697 shares outstanding as of March 31, 2009, 25,631,451 shares were deemed "restricted securities," as defined by the Securities Act of 1933 (the "Act") when issued to their registered owner and continue to have their restricted status noted on the books of Company's transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

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

On January 9, 2009, the Company issued a total of 1,250,000 shares for services. The shares were issued to several contract personnel and were valued at $125,000 based on the quoted market price of the Company's common stock on the date of issuance.

On February 5, 2009, Darren Bloom returned 1,300,000 shares to the Company in settlement of legal dispute over compensation.

On February 27, 2009, the Company issued 2,581,073 shares to two shareholders in payment for outstanding cash advances to the Company. The shares were valued at $258,108 based on the quoted market price of the Company's common stock on the date of issuance.

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3- STOCKHOLDERS' EQUITY-CONT'D

COMMON STOCK-CONT'D

On February 27, 2009, the Company issued a total of 750,000 shares for services. The shares were issued to several contract personnel and were valued at $75,000 based on the quoted market price of the Company's common stock on the date of issuance.

On February 27, 2009, the Company sold 100,000 shares to private investors for cash proceeds of $10,000.

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At March 31, 2009 the Company has outstanding 3,350,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have exercise prices ranging from $0.28 to $0.50 per share and expire at various dates through September 2011.

NOTE 4- RELATED PARTY TRANSACTIONS

Beginning with the quarter ended March 31, 2008 to the present, the Company recognized crude oil sales from a lease for which the operator is company owned by a stockholder/director of the Company. These sales account for 100% of our oil and gas revenue for the six months ended March 31, 2009. Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

As of March 31, 2009, the Company has an outstanding note payable to Mr. Shrewsbury, the Company's Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand.

Included in the financial statements at March 31, 2009 are advances from stockholder/officer of $31,454. Interest has been accrued on the these advances at rates ranging from 8% to 10%. In 2009 interest expense of $59,300, in the accompanying statement of operations, relates to those advances and the promissory note.

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

On November 11, 2008, the Company entered into a settlement agreement with Mark Neuhaus and Nicole Neuhaus. The agreement was subject to the Company finalizing a transaction with a third party involving certain oil and gas properties within 90 days of November 11, 2008 ("Third Party Closing"). If the third party transaction closes, the agreement provides for mutual general releases between the Company, Mark Neuhaus and Nicole Neuhaus. In connection with the agreement, seven million shares of the common stock of the Company previously issued to Mark Neuhaus were delivered to the Company to be held pending the Third Party Closing. If the Third Party Closing occurs within the 90 day period, (1) four

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4- RELATED PARTY TRANSACTIONS-CONT'D

million five hundred thousand of the deposited shares will be cancelled and returned to authorized but unissued shares of the Company,(2) two million five hundred thousand of the deposited shares will be delivered to Nicole Neuhaus and
(3) certain alleged claims of Mark Neuhaus against the Company for compensation and reimbursement for advances in the aggregate amount of $178,862 and a purported indebtedness of the Company to Mark Neuhaus in the amount of $1,343,741,including interest accrued through March 31, 2009 and represented by a convertible note dated as of September 28, 2007 will be cancelled. If the Third Party Closing does not occur within 90 days of November 11, 2008, the settlement agreement will be void and of no force and effect and the deposited shares will be returned. On February 6, 2009, an amendment to the settlement agreement was signed by all parties. The amendment extends the period of time provided in paragraph 10 of the settlement agreement by an additional 30 days so that the agreement would remain in full force and effect until March 11, 2009. The Company was not successful in finalizing the transaction with the third party within the stipulated period resulting in the cancellation of the settlement agreement between the Company and Mark Neuhaus and Nicole Neuhaus.

NOTE 5- FAIR VALUE MEASUREMENTS

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

As of March 31, 2009, the Company had no assets or liabilities that were marked to fair value under SFAS 157.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $12,476,215 as of March 31, 2009. The acquisition of a controlling interest in the Company by MA&N proved the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties as well. The Company has used the funds to purchase three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company has begun oil production in March 2008 the Company placed into production 3 wells located in the Parks' leases. The Company has also begun development of the Contract Area 1 leases. If our development plan is successful, and sufficient funds are raised to pay for the development, it is estimated that it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes that it will need to raise additional funds to fully develop its fields, purchase equipment, and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of seventy wells located on the three fields located in Texas. Each of the wells will need to be reworked in order to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established, the Company will begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the recompletion, the Company will be profitable if 40 barrels of oil are produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes and future expansion of its current oil producing properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2009 COMPARED TO THREE MONTHS ENDED MARCH 31, 2008

REVENUES FROM OPERATIONS

Revenues for the three months ended March 31, 2009 and 2008 were zero and $4,761 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008. The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.


EXPENSES FROM CONTINUING OPERATIONS

The Company operating expenses for the three months ended March 31, 2009 were $214,195. The current quarter operating expenses represent a favorable variance of $51,639 when compared to operating expenses of $265,834 for the quarter ended March 31, 2008. The favorable variance results primarily from lower payroll expense of $24,077. Payroll was reduced to $25,000 for the current quarter as compared to $49,077 for the same period in the prior year. Lower engineering and legal fees contributed an additional favorable variance of $12,475 and $20,493 respectively.

NET LOSS

For the quarter ended March 31, 2009, the Company had a net loss of $246,646 representing a positive variance of $48,413 when compared to a net loss of $295,060 for the quarter ended March 31, 2008. The positive variance results from lower payroll cost of $24,077. Lower engineering and legal Fees account for the remaining favorable variance.

SIX MONTHS ENDED MARCH 31, 2009 COMPARED TO SIX MONTHS ENDED MARCH 31, 2008

REVENUES FROM OPERATIONS

Revenues for the six months ended March 31, 2009 and 2008 were $449 and $4,761 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008. The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

EXPENSES FROM CONTINUING OPERATIONS

For the six months ended March 31, 2009 the Company had operating expenses of $384,180 representing a positive variance of $68, 343 when compared to a net loss of $452,523 for the six months ended March 31, 2008. The positive variance results from lower payroll cost of $96,850. The lower payroll cost is the result of having the Company substituting lower cost contract labor in lieu of staff and a reduction in the Chief Executive Officer's compensation. During the six months period the Company realized contract labor expenses of $24,400, representing a negative variance of $23,900 when compared to $500 for the six months period ended March 31, 2008.

NET LOSS

The Company incurred a net loss of $446,043 for the six months ended March 31, 2009. The current six months net loss represents a favorable variance of $64,851 when compared to a net loss of $510,894 for the six months ended March 31, 2008. The favorable variance results primarily from lower payroll expense of $96,860. Payroll was reduced to $51,000 for the current six months as compared to $147,860 for the same period in the prior year. The favorable payroll variance was partially offset by higher contract labor and legal fees of $23,900 and $3,248 respectively.

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

                           PART II - OTHER INFORMATION

ITEM 1 LEGAL PROCEEDINGS

TX Holdings had filed an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04 entitled TX Holdings, Inc vs. Darren Bloom. The Company had brought an action against Mr. Bloom for breach of contract, damages and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006, after serving only 9 months and having received 2,000,000 shares of TX Holdings common stock. On February 5, 2009, Mr. Bloom reached an agreement with the Company whereby he retained 700,000 shares and returned 1,300,000 shares to the Company.

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

Dated:  May 14, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


         /s/ William "Buck" Shrewsbury       Chairman of the Board of Directors
         -------------------------            and Chief Executive Officer
         William "Buck" Shrewsbury
         May 14, 2009

         /s/ Rob Hutchings                   President and Director
         -------------------------
         Rob Hutchings
         May 14, 2009

         /s/ Jose Fuentes                    Chief Financial Officer
         -------------------------
         Jose Fuentes
         May 14, 2009

         /s/ Bobby S. Fellers                Director
         -------------------------
         Bobby S. Fellers
         May 14, 2009

         /s/ Martin Lipper                   Director
         -------------------------
         Martin Lipper
         April xx, 2009