Form 10-Q
period 2009-06-30
TX Holdings, Inc.
filed 2009-08-06
CIK 1133798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D. C. 20549

                                    FORM 10-Q

    |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                   ACT OF 1934

                  For the quarterly period ended June 30, 2009
                           ---------------------------

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

                              12080 Virginia Blvd.
                                Ashland, KY 41102
                           --------------------------
                             (Address of principal)

                                 (606) 928-1131
                           --------------------------
                            Issuer's telephone number


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

                                TX Holdings, Inc.
                                    Form 10-Q
                       For the Quarter Ended June 30, 2009

                                Table of Contents

                          PART 1-FINANCIAL INFORMATION

Item 1      Condensed Financial Statements

            Unaudited Consolidated Condensed Balance Sheets as of June 30, 2009 and September 30, 2008                3

            Unaudited Consolidated Condensed Statements of Operations for the Three Months and                        4
            Nine Months Ended June 30, 2009 and 2008, and for the Period From Inception of the
            Development Stage, October 1, 2004, to June 30, 2009

            Unaudited Consolidated Condensed Statement of Changes in Stockholders' Deficit for the                    5
            Nine Months Ended June 30, 2009

            Unaudited Consolidated Condensed Statements of Cash Flows for the Nine Months Ended                       6
            June 30, 2009 and 2008, and for the Period From Inception of the Development Stage,
            October 1, 2004, to June 30, 2009

            Notes to Unaudited Consolidated Condensed Financial Statements                                            7

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations                    16

Item 4(T)   Controls and Procedures                                                                                  17


                            PART II-OTHER INFORMATION

Item 1      Legal Proceedings                                                                                        19

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds                                              19

Item 3      Defaults upon Senior Securities                                                                          19

Item 4      Submission of Matters to a Vote to Security Holders                                                      19

Item 5      Other Information                                                                                        19

Item 6      Exhibits                                                                                                 20

SIGNATURES                                                                                                           21

                          Part 1- FINANCIAL INFORMATION

ITEM 1 CONDENSED FINANCIAL STATEMENTS

                                TX HOLDINGS, INC,
                     A CORPORATION IN THE DEVELOPMENT STAGE
                      CONSOLIDATED CONDENSED BALANCE SHEETS
                       June 30,2009 and September 30,2008
--------------------------------------------------------------------------------
                                                      June 30,    September 30,
                                                        2009          2008
                                                     Unaudited     (See Note)
                                                    ------------- --------------

                       ASSETS

Current assets:
  Cash and cash equivalents                         $      6,737  $       3,558
  Accounts Receivable-(Net of Allowance for Doubtful
   Account)                                                    -          1,281
                                                    ------------- --------------
    Total current assets                                   6,737          4,839

Property and Equipment, net                            1,155,840      1,097,783
Other                                                     50,000         50,000
                                                    ------------- --------------

       Total Assets                                 $  1,212,577  $   1,152,622
                                                    ============= ==============

       LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to a stockholder                    $    289,997  $     170,000
  Accounts payable and accrued liabilities               657,566        444,304
  Accounts payable-related party                         158,308        158,308
  Advances from stockholder/officer                       35,554        284,845
                                                    ------------- --------------
    Total current liabilities                          1,141,425      1,057,457

Convertible debt to stockholder/officer                1,199,886      1,199,886
Asset Retirement Obligation                               86,455         86,455
                                                    ------------- --------------
    Total Liabilities                                  2,427,766      2,343,798

Commitments and contingencies

Stockholders' deficit
  Preferred stock: no par value, 1,000,000 shares
   authorized no share outstanding as of June
   30,2009 and September 30,2008                               -              -
  Common stock:no par value, 250,000,000 shares
   authorized, 47,286,897 and 43,705,824 shares
   issued and outstanding at June 30, 2009 and
   September 30, 2008, respectively                   10,186,052      9,693,944
  Additional paid-in capital                           1,145,052      1,145,052
  Accumulated deficit                                 (1,803,507)    (1,803,507)
  Losses accumulated in the development stage        (10,742,786)   (10,226,665)
                                                    ------------- --------------

    Total stockholders' deficit                       (1,215,189)    (1,191,176)
                                                    ------------- --------------

       Total liabilities and stockholders' deficit  $  1,212,577  $   1,152,622
                                                    ============= ==============


Note: The balance sheet at September 30, 2008 has been derived from the audited financial statements at that date but does not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                                                         TX HOLDINGS, INC.
                                               A CORPORATION IN THE DEVELOPMENT STAGE
                                     UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
                         For the Three and Nine Months Ended June 30,2009 and 2008 and for the Period From
                               Inception of the Development Stage , October 1, 2004 to June 30, 2009
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                                       Inception of
                                                                                                                        Development
                                                                       Three Months Ended         Nine Months Ended       Stage to
                                                                    ------------------------- -------------------------   June 30,
                                                                     6/30/2009    6/30/2008    6/30/2009    6/30/2008       2009
                                                                    ------------ ------------ ------------ ------------ ------------

Revenue                                                             $     6,455  $       739  $     6,904  $     5,501       16,212
                                                                    ------------ ------------ ------------ ------------ ------------

Operating expenses, except items shown
 separately below                                                   $    42,929  $    81,948  $   116,326  $   337,954    1,934,072
 Stock-based compensation                                                     -            -      224,000       64,000    7,058,504
 Professional fees                                                        1,000        4,004       87,783      136,013    1,121,420
 Lease expense                                                                -            -            -            -       17,392
 Depreciation expense                                                         -            -            -          508        3,146
 Advertising expense                                                          -                         -            -       83,265
                                                                    ------------ ------------ ------------ ------------ ------------
  Total Operating Expenses                                               43,929       85,952      428,109      538,475   10,217,799

Loss from operations                                                    (37,474)     (85,213)    (421,205)    (532,974) (10,201,587)
                                                                    ------------ ------------ ------------ ------------ ------------

Other income and (expense):
 Legal settlement                                                             -            -            -            -      204,000
 Other income                                                                 -            -            4            -          714
 Loss on disposal of equipment                                                -            -            -       (4,202)     (11,202)
 Forbearance agreement costs                                                  -            -            -            -     (211,098)
 Interest expense                                                       (32,602)     (28,683)     (94,919)     (87,614)    (523,611)
                                                                    ------------ ------------ ------------ ------------ ------------

 Total other income and (expenses), net                                 (32,602)     (28,683)     (94,915)     (91,816)    (541,197)
                                                                    ------------ ------------------------- ------------ ------------

Net loss                                                            $   (70,076) $  (113,896) $  (516,120) $  (624,790) (10,742,784)
                                                                    ============ ============ ============ ============ ============

Net loss per common share                                           $         -  $         -  $     (0.01) $     (0.01)
 basic and diluted                                                  ============ ============ ============ ============


Weighted average number of common shares                             47,286,897   43,360,824   45,562,290   36,139,278
 outstanding-basic and diluted                                       ============ ============ ============ ============



The accompanying notes are an integral part of these unaudited consolidated condensed financial statements


                                                          TX HOLDINGS INC.
                                               A CORPORATION IN THE DEVELOPMENT STAGE
                           UNAUDITED CONSOLIDATED CONDENSED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                              For the Nine Months Ended June 30, 2009
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                             Losses
                                                                                  Additional               Accumulated
                                         Preferred Stock       Common Stock        Paid in                    in the
                                         ---------------- ----------------------- ----------  Accumulated  Development
                                          Shares   Amount   Shares      Amount     Capital     Deficit        Stage        Total
                                         --------- ------ ----------- ----------- ---------- ------------ ------------- ------------

Balance at
September 30, 2008                              -      -  43,705,824  $ 9,693,944 $1,145,052 $(1,803,507) $(10,226,665) $(1,191,176)

Common stock issued
 in Payment for
 Shareholders' advances                         -      -   2,581,073      258,108          -           -             -      258,108

 Common stock issued
  for professional
  services                                      -      -   2,200,000      224,000          -           -             -      224,000

Common stock sold
  to private investors                          -      -     100,000       10,000                      -             -       10,000

Common stock returned
 to treasury                                    -      -  (1,300,000)           -          -           -             -            -

  Net Loss                                      -      -           -            -          -           -      (516,120)    (516,120)


Balance at                               ---------------- ----------------------- ---------- ------------ ------------- ------------
June 30, 2009                                   -      -  47,286,897  $10,186,052 $1,145,052 $(1,803,507) $(10,742,786) $(1,215,189)
                                         ================ ======================= ========== ============ ============= ============


The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
           UNAUDITED CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
    For the Nine Months Ended June 30, 2009 and 2008 and for the Period From
     Inception of the Development Stage , October 1, 2004 to June 30, 2009
--------------------------------------------------------------------------------


                                                                   Inception of
                                              Nine Months Ended     Development
                                           -----------------------   Stage to
                                            6/30/2009   6/30/2008    6/30/2009
                                                       (See Note)   (See Note)
                                           ----------- ----------- -------------

Cash flows used by operating activities:
 Net loss                                  $ (516,120) $ (624,790) $(10,742,785)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
   Warrants issued for forbearance
    agreement                                       -           -       211,098
   Loss on disposal of equipment                    -       4,202        11,202
   Depreciation expense                             -         508         3,146
   Bad Debt Expense                             1,729           -         1,729
   Common and preferred stock issued for
    services                                  224,000     120,190     5,800,339
   Accounting for warrants issued to
    employees and a consultant                      -           -       209,000
   Warrants issued for services                     -           -       376,605
   Common stock issued to settle accounts
    payable                                         -           -       251,308
   Common stock issued in payment of
    interest expense                                -           -       196,666
   Common stock issued by an
    officer/stockholder to satisfy
    expenses of the Company and increase
    stockholder advances                            -           -       616,750
   Common stock issued in settlement of
    legal claim                                     -           -        31,500
   Accrued salary contributed by
    stockholder/former officer                      -     125,000       125,000
   Changes in operating assets and
    liabilities:
     Accrued stock-based compensation
      reversal resulting from legal claim
      settlement                                    -           -      (231,000)
     Prepaid expenses and other assets              -     (50,000)      (49,750)
     Accounts receivable                         (448)       (739)       (1,729)
     Accounts payable and accrued
      liabilities                             213,261     102,482     1,562,762
                                           ----------- ----------- -------------
 Net cash used by operating activities        (77,578)   (323,147)   (1,628,159)

Cash flows from Investing Activities:
   Deposits paid for oil and gas property
    acquisitions                                    -           -      (378,000)
   Property and equipment additions           (58,057)          -      (414,613)
                                           ----------- ----------- -------------
 Net cash provided by investing activities    (58,057)          -      (792,613)

Cash flows from financing activities:
   Proceeds from stockholder/officer
    contribution                                    -      40,643        10,643
   Repayment of note payable to a bank              -           -       (20,598)
   Proceeds from note payable to
    stockholder                                     -           -       520,000
   Proceeds from sale of common stock          10,000      43,000     1,247,997
   Proceeds from exercise of warrants               -           -        78,404
   Proceeds from stockholder/officer
    advances                                  128,814     241,845       591,063
                                           ----------- ----------- -------------
 Net cash provided by financing activities    138,814     325,488     2,427,509

Increase (Decrease) in cash and cash
 equivalents                                    3,179       2,341         6,737
Cash and cash equivalents at beginning of
 year                                           3,558           -             -
                                           ----------- ----------- -------------

Cash and cash equivalent at June 30, 2009
 and 2008                                  $    6,737  $    2,341  $      6,737
                                           =========== =========== =============

Non-cash investing and financing
 activities:
 Common stock issued in payment of
  shareholders' loans                      $        -  $        -  $    350,000
                                           =========== =========== =============
 Shareholders' advances converted to
  Convertible debt                         $        -  $        -  $  1,199,886
                                           =========== =========== =============
 Common stock issued in conversion of
  preferred stock                          $        -  $1,018,000  $  1,018,000
                                           =========== =========== =============
 Common stock issued in payment of
  shareholders' advances                   $  258,108  $        -  $    258,108
                                           =========== =========== =============
 Shareholders' advances converted to notes
  payable from stockholder                 $  119,997  $        -  $    119,997
                                           =========== =========== =============

Note
----
Certain prior period amounts have been reclassified to conform with the presentation for the current year. Such reclassifications have no impact on net income or shareholders' deficit as previously reported.

The accompanying notes are an integral part of these unaudited consolidated condensed financial statements

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BACKGROUND AND CRITICAL ACCOUNTING POLICIES

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

The Parks lease covers 320 acres in which the company owns a 75% working interest and Masada Oil and Gas owns the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells with minimal production rates. (1 to 2 bbls per day). During the third quarter of 2008, the Company completed fracturing 6 wells and hopes thereby to increase the production rate. Due to poor weather and lack of financial resources, the work on the wells will again be initiated in the second half of 2009.

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

NOTE 1 - BACKGROUND AND CRITICAL ACCOUNTING POLICIES - CONT'D

OVERVIEW OF BUSINESS - CONT'D

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

HISTORY AND CORPORATE STRUCTURE

TX Holdings formerly acted as a holding company whose operations were conducted through two wholly-owned operating subsidiaries, Direct Lending Inc. and Homes By Owners, Inc. The Company ceased its former operations in September 2004. In December 2004, as a result of the Company's research, the Company announced that it would pursue acquisition of producing oil and gas properties operating in the oil and gas industry. In connection with this decision the Company effected its name change to "TX Holdings, Inc" on September 1, 2005. October 1, 2004 was the beginning day for the first quarter of the determination to pursue operations in the oil and gas industry.

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

On March 28, 2006, TX Holdings appointed to its Board of Directors, Bobby Fellers, who worked in the oil and gas business for more than thirty years. Mr. Fellers has assisted TX Holdings in the acquisition of the above referenced leases and owns a ninety two percent working interest position in the Contract Area #1 lease and a twenty-five percent working interest in the Parks Lease. In addition Mr. Fellers is the sole owner of Masada Oil & Gas, a Texas corporation, which is the current operator of record of certain wells in Contract Area #1 in which TX Holdings has an 8% working interest.

In July through September 2006, the Company raised $1,240,000 in a Private Placement offering. The funds raised were used to purchase interests in three oil and gas fields located in Texas as described above. Development of the fields began on November 1, 2006, by way of cleaning up the fields and preparing the wells located in the fields for testing required by the State of Texas.

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC ("Hewitt"), a company owned by Douglas C. Hewitt, a Director of TX Holdings, Inc. at the time of the transaction. The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% Working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a six month period. Mr. Hewitt resigned as a director on July 27, 2007. The Company and Hewitt mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects.

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BACKGROUND AND CRITICAL ACCOUNTING POLICIES - CONT'D

HISTORY AND CORPORATE STRUCTURE - CONT'D

There is currently a dispute between the Company and Hewitt as to the extent of the Company's performance and entitlement under the new agreement executed in August of 2007.

On June 11, 2009, Richard "Rick" Novack was appointed to the Board of Directors and elected president of the Company, replacing Rob Hutchings. Mr. Hutchings will continue as a member of the Board of Directors. Rick Novack attended the Indiana University of Pennsylvania where he majored in Business Administration. Mr. Novack began his career in finance and subsequently started several business enterprises, including entities in the printing, vending and real estate industries.

GOING CONCERN CONSIDERATIONS

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing advantageous businesses opportunities. Management currently believes that its best opportunities lie in the oil and gas industry. The Company's total liabilities exceed its total assets and the Company's liquidity has depended excessively on raising new capital. As of March 31, 2008, the Company received its first revenue from oil & gas operations. In addition, the Company has obtained its Operators License for the State of Texas and is now able to produce and sell its oil & gas production. Over time the Company will seek to increase oil production and to move away from the dependency of raising additional capital.

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

USE OF ESTIMATES

The preparation of financial statements in conformity with U.S. Generally Accepted Accounting Principles requires management to make various assumptions and calculated estimates that directly affect (a) certain reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities , and (c) the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, valuation of acquired in-process research and development, measurement of stock-based compensation, and the fair value of the Company's common stock. The Company bases its estimates on historical experience and various other common assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

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

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BACKGROUND AND CRITICAL ACCOUNTING POLICIES - CONT'D

NOTE 1-PROPERTY AND EQUIPMENT - CONT'D

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

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1 - BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT'D

RECENTLY ISSUED ACCOUNTING STANDARDS

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

The Company is currently evaluating the impact the adoption of this statement could have on its financial condition, results of operations and cash flows, however, it does not expect to have a material impact on our financial statements.

Effective January 1, 2008, the Company adopted the Financial Accounting Standards Board's Interpretation No. 48 ("FIN 48"), Accounting for Uncertainty in Income Taxes, an Interpretation of FASB Statement No. 109, which creates a simple model to address uncertainty in income tax positions and prescribes the minimum recognition threshold a taxation is required to meet before recognized in the financial statements. Effective for fiscal years beginning after December 15, 2007, FIN 48 also provides guidance on the derecognition, measurement, classification, interest and penalties, accounting in interim periods, disclosure, and transition. The adoption of FIN 48 did not have a material impact on the Company's results of operations, financial position or cash flows and the Company did not recognize any interest or penalties related to any unrecognized tax positions.

The Company files a separate federal income tax return in the United States and state tax returns where applicable. With few exceptions, the Company is no longer subject to Unites States federal income tax examinations for years before fiscal 2005, and is no longer subject t state and local income tax examinations for years before fiscal 2004.

RECLASSIFICATIONS

Certain prior period amounts have been reclassified to conform with the presentation for the current year. Such reclassifications have no impact on the net income or shareholders' deficit as previously reported.

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - INCOME TAXES

Following is an analysis of deferred taxes at June 30, 2009:

Deferred tax assets:
    Net operating losses                                     $     1,357,544
    Accrued expenses                                                 277,397
                                                             ----------------
    Valuation allowance                                           (1,634,491)
                                                             ----------------

      Total deferred tax assets                              $             -
                                                             ----------------


The Company has tax net operating loss carryforwards totaling approximately $3,993,000, expiring in 2018 through 2028. Approximately $1,200,000 of net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through June 30, 2009 were approximately $3,569,000. The total net operating losses available to the Company to offset future taxable income is approximately $2,793.000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the three months ended June 30, 2009 and 2008:

                                               Three Months Ended June 30,          Six Months Ended June 30, 2009
                                            ---------------------------------    -------------------------------------
                                                 2009              2008               2009                  2008
                                            --------------    ---------------    ---------------       ---------------

      Benefit for income tax at federal
      statutory rate                        $      23,826     $       38,725     $      175,481        $      212,429
      Change in valuation allowance               (23,826)           (38,725)           (99,321)             (190,669)
      Non-deductible stock-based
        compensation                                    -                  -            (76,160)              (21,760)
                                            --------------    ---------------    ---------------       ---------------
                                            $           -     $             -    $            -        $            -
                                            ==============    ===============    ===============       ===============

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

NOTE 3 - STOCKHOLDERS' EQUITY - CONT'D

PREFERRED STOCK - CONT'D

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

COMMON STOCK

As of June 30, 2009, TX Holdings has issued and outstanding 47,286,897 shares of common stock.

Of the total 47,286,697 shares outstanding as of June 30, 2009, 25,347,222 shares were deemed "restricted securities," as defined by the Securities Act of 1933 (the "Act") when issued to their registered owner and continue to have their restricted status noted on the books of Company's transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

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

NOTE 3 - STOCKHOLDERS' EQUITY - CONT'D

COMMON STOCK - CONT'D

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At June 30, 2009 the Company has outstanding 3,350,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have exercise prices ranging from $0.28 to $0.50 per share and expire at various dates through September 2011.

NOTE 4 - RELATED PARTY TRANSACTIONS

Beginning with the quarter ended March 31, 2008 to the present, the Company recognized crude oil sales from a lease for which the operator is a Company owned by a stockholder/director of the Company. These sales account for 100% of our oil and gas revenue for the nine months ended June 30, 2009. Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

As of June 30, 2009 the Company has an outstanding note payable to Mr. Shrewsbury, the Company's Chairman and CEO, for the amount of $289,997, the note bears a 10% interest ans is payable on demand.

Included in the financial statements at June 30, 2009 are advances from stockholder/officer of $35,554. Interest has been accrued on the these advances at rates ranging from 8% to 10%. In 2009 interest expense of $90,804, in the accompanying statement of operations, relates to those advances and the promissory note.

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

On November 11, 2008, the Company entered into a settlement agreement with Mark Neuhaus and Nicole Neuhaus. The agreement was subject to the Company finalizing a transaction with a third party involving certain oil and gas properties within 90 days of November 11, 2008 ("Third Party Closing"). If the third party transaction closes, the agreement provides for mutual general releases between the Company, Mark Neuhaus and Nicole Neuhaus. In connection with the agreement, seven million shares of the common stock of the Company previously issued to

                                TX HOLDINGS, INC
                     A CORPORATION IN THE DEVELOPMENT STAGE
         NOTES TO UNAUDITED CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 4 - RELATED PARTY TRANSACTIONS - CONT'D

Mark Neuhaus were delivered to the Company to be held pending the Third Party Closing. If the Third Party Closing occurs within the 90 day period, (1) four million five hundred thousand of the deposited shares will be cancelled and returned to authorized but unissued shares of the Company,(2) two million five hundred thousand of the deposited shares will be delivered to Nicole Neuhaus and
(3) certain alleged claims of Mark Neuhaus against the Company for compensation and reimbursement for advances in the aggregate amount of $178,862 and a purported indebtedness of the Company to Mark Neuhaus in the amount of $1,343,741,including interest accrued through March 31, 2009 and represented by a convertible note dated as of September 28, 2007 will be cancelled. If the Third Party Closing does not occur within 90 days of November 11, 2008, the settlement agreement will be void and of no force and effect and the deposited shares will be returned. On February 6, 2009, an amendment to the settlement agreement was signed by all parties. The amendment extends the period of time provided in paragraph 10 of the settlement agreement by an additional 30 days so that the agreement would remain in full force and effect until March 11, 2009. The Company was not successful in finalizing the transaction with the third party within the stipulated period resulting in the cancellation of the settlement agreement between the Company and Mark Neuhaus and Nicole Neuhaus

NOTE 5 - FAIR VALUE MEASUREMENTS

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

As of June 30, 2009, the Company had no assets or liabilities that were marked to fair value under SFAS 157.

NOTE 6- SUBSEQUENT  EVENTS

On August 4, 2009 Mr. Rob Hutchings submitted his resignation from the Board of Directors.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $12,546,293 as of June 30,, 2009. The acquisition of a controlling interest in the Company by MA&N provided the Company access to additional funds directly from MA&N, and the business plan developed by MA&N has enabled the Company to raise additional funds from third parties as well. The Company has used the funds to purchase three oil and gas fields to begin its operations as an oil and gas exploration and production company. The Company began oil production in March 2008 by placing into production 3 wells located in the Parks' leases. The Company has also begun development of the Contract Area 1 leases. If our development plan is successful, and sufficient funds are raised to pay for the development, it is estimated that it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes that it will need to raise additional funds to fully develop its fields, purchase equipment, and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of seventy wells located on the three fields located in Texas. Each of the wells will need to be reworked in order to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established, the Company will begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the recompletion, the Company will be profitable if 40 barrels of oil are produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes and future expansion of its current oil producing properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30,,2009 COMPARED TO THREE MONTHS ENDED JUNE 30, 2008

REVENUES FROM OPERATIONS

Revenues for the three months ended June 30, 2009 and 2008 were $6,455 and $739 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008. The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

EXPENSES FROM CONTINUING OPERATIONS

The Company's operating expenses for the three months ended June 30, 2009 were $43,929. The current quarter operating expenses represent a favorable variance of $42,023 when compared to operating expenses of $85,952 for the quarter ended June 30, 2008. The favorable variance results primarily from lower well related expenses of $13,947. The remaining favorable variance resulted from lower legal fees, $1,446; lower filing fees $5,046; lower auditing fees, $8,750; lower travel expenses, $5,109 and, lower outside consultant fee, $4,950.

NET LOSS

For the quarter ended June 30, 2009, the Company had a net loss of $70,076 representing a positive variance of $43,820 when compared to a net loss of $113,896 for the quarter ended June 30, 2008. The positive variance results from lower expenses in all major expense categories including, lower well related expenses of $13,497.

NINE MONTHS ENDED JUNE 30, 2009 COMPARED TO NINE MONTHS ENDED JUNE 30, 2008

REVENUES FROM OPERATIONS

Revenues for the nine months ended June 30, 2009 and 2008 were $6,904 and $5,501 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008. The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

EXPENSES FROM CONTINUING OPERATIONS

For the nine months ended June 30, 2009 the Company had operating expenses of $428,109 representing a positive variance of $110,366 when compared to a net loss of $428,109 for the nine months ended June 30, The positive variance results from lower payroll cost of $97,781. The lower payroll cost is the result of having the Company substituting lower cost contract labor in lieu of staff and a reduction in the Chief Executive Officer's compensation. During the nine month period the Company realized well related expenses of $1,813, representing a favorable variance of $28,775 when compared to $30,538 for the nine month period ended June 30, 2008.

NET LOSS

The Company incurred a net loss of $516,120 for the nine months ended June 30, 2009. The current nine months net loss represents a favorable variance of $108,670 when compared to a net loss of $624,790 for the nine months ended June 30, 2008. The favorable variance results primarily from lower payroll related expenses of $97,781. Payroll related expenses were reduced to $84,336 for the current nine months as compared to $182,117 for the same period in the prior year. Lower well related expenses contributed an additional favorable variance of $28,775 as compared with the same period in the prior year.


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

Dated:  August 6, 2009

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


    /s/ William "Buck" Shrewsbury             Chairman of the Board of Directors
        -------------------------             and Chief Executive Officer
        William "Buck" Shrewsbury
        August 6, 2009

    /s/ Richard (Rick) Novack                 President and Director
        -------------------------
        Richard "Rick" Novack
        August 6, 2009

    /s/ Jose Fuentes                          Chief Financial Officer
        -------------------------
        Jose Fuentes
        August 6, 2009

    /s/ Bobby S. Fellers                      Director
        -------------------------
        Bobby S. Fellers
        August 6, 2009

    /s/ Martin Lipper                         Director
        -------------------------
        Martin Lipper
        August 6, 2009

    /s/ Rob Hutchings                         Director
        --------------------------
        Rob Hutchings
        August 6, 2009