Form 10-K
period 2009-09-30
TX Holdings, Inc.
filed 2010-01-11
CIK 1133798

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2009

|_| Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________.

Commission File No. 0-32335

TX HOLDINGS, INC. (formerly R Wireless, Inc.)
(Name of small business issuer in its charter)

Georgia	58-2558702
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12080 Virginia Blvd.
Ashland, Kentucky. 41102
(Address of Principal)

(606) 928-1131
(Registrant's Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Act:

None

Securities Registered Under Section 12(g) of the Act:

Common Stock, No Par Value
(Title of class)

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. [  ]

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. [  ] Yes   No [X]

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes [X] No [  ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer [ ]	Accelerated Filer [ ]	Non-Accelerated Filer [ ]	Smaller Reporting Company [X]

The Registrant had revenues for the fiscal year ended September 30, 2009 of $6,904

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes [  ] No [X]

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on January 4, 2010 was $ 2,952,807

There are approximately 42,182,960 shares of common voting stock of the Registrant held by non-affiliates. On January 4, 2010 the average bid and asked price was $0.07

As of January 4, 2010 there were 51,236,897 shares of common stock outstanding.

Forward-Looking Statements and Cautionary Words

Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties including the risks in the section entitled "Risk Factors" which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-K or the amendment thereto in which they appear, as the case may be. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company's expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based or to reflect the occurrence of unanticipated events except as required by law.  All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report, the words “could,” “believe,” “anticipate,” “intend,” expect,” “estimate,”  “may,” “will”  “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and elsewhere in this annual report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

• business strategy;

• estimated quantities of oil and natural gas reserves;

• technology;

• financial strategy;

• oil and natural gas realized prices;

• timing and amount of future production of oil and natural gas;

• the amount, nature and timing of capital expenditures;

• drilling of wells;

• competition and government regulations;

• marketing of oil and natural gas;

• exploitation or property acquisitions;

• costs of exploiting and developing our properties and conducting other operations;

• general economic and business conditions;

• cash flow and anticipated liquidity;

• uncertainty regarding our future operating results; and

• plans, objectives, expectations and intentions contained in this annual report that are not historical.

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

As used in this Annual Report, the terms "we", "us", and "our" mean TX Holdings, Inc.

CAUTIONARY NOTE TO U.S. INVESTORS

THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION PERMITS OIL AND GAS COMPANIES, IN THEIR FILINGS WITH THE SEC, TO DISCLOSE ONLY PROVED RESERVES THAT A COMPANY HAS DEMONSTRATED BY ACTUAL PRODUCTION OR CONCLUSIVE FORMATION TESTS TO BE ECONOMICALLY AND LEGALLY PRODUCIBLE UNDER EXISTING ECONOMIC AND OPERATING CONDITIONS. WE USE CERTAIN TERMS HEREIN, SUCH AS "PROBABLE", "POSSIBLE", "RECOVERABLE", AND “RISKED," AMONG OTHERS, THAT THE SEC'S GUIDELINES STRICTLY PROHIBIT US FROM INCLUDING IN FILINGS WITH THE SEC.  READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE ADDITIONAL FACTORS WHICH MAY AFFECT OUR BUSINESS.

 FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2009

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

The Company is actively engaged in the exploration, development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. The Company is also pursuing acquisitions in Ohio, Pennsylvania, West Virginia and Wyoming. In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada"). Masada has previously served as the operator on two leases in which TX Holdings currently holds interest in the counties of Callahan and Eastland, Texas. TX Holding’s leases and the related working interests are as follows:

a.	Contract Area # 1, 8.5% Working Interest;
b.	Park's Lease, 75% Working Interest;

The Contract Area #1 leases include a total of 247 acres and a total of 36 wells. TX Holdings is the operator of record for 27 of the wells and Masada  is the operator of record for the remaining 9 wells. The lease has eighteen wells capable of production although production of the wells is minimal (from 3 to 5 bbls per day). The Company believes it may be able to achieve higher production rates through the development of an effective water flood program. The water flood program involves the injection of water into the field through injection wells to force the oil to the production wells and thereby increase the production rate.

The Parks lease covers 320 acres in which the company owns a 75% working interest and Masada  owns the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells with minimal production rates. (2 to 3 bbls per day).

The Company owned a 100% working interest and was the operator of the 843 acre Williams Lease. Due to an on-going dispute with the land owner of the lease which prevented the Company from operating or reporting any production on this lease. On September 30, 2009, the Company elected to cease operation of the Williams lease resulting in impairment of the lease. The Company recorded an impairment loss of $68,222 for the year ended September 30, 2009 related to this lease.

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

History and Corporate Structure

TX Holdings formerly acted as a holding company whose operations were conducted through two wholly-owned operating subsidiaries, Direct Lending Inc. and Homes By Owners, Inc. The Company ceased its former operations in September 2004.  In December 2004, as a result of the Company’s research, the Company announced that it would pursue acquisition of producing oil and gas properties operations in the oil and gas industry. In connection with this decision, the Company effected its name change to "TX Holdings, Inc." on September 1, 2005. October 1, 2004 was the beginning day for the first quarter of the determination to pursue operations in the oil and gas industry. The CUSIP number changed to 873 11R 101 as of September 6, 2005, and the trading symbol changed to TXHG as of September 19, 2005.

In April 2006 TX Holdings acquired a 75% working interest in the Parks Lease located in Callahan County, Texas. In February 2006 TX Holdings entered into a Memorandum of Understanding with Masada Oil and Gas Inc. and subsequently acquired an 8% working interest in an oil and gas lease known as Contract Area #1 located in Texas.

On March 28, 2006, TX Holdings appointed to its Board of Directors, Bobby Fellers, who has worked in the oil and gas business for more than thirty years. Mr. Fellers has assisted TX Holdings in the acquisition of the above referenced leases and owns a ninety two percent working interest position in the Contract Area #1 lease and a twenty-five percent working interest in the Parks Lease. In addition Mr. Fellers is the sole owner of Masada Oil & Gas Inc a Texas corporation, which is the current operator of record of certain wells in Contract Area #1 in which TX Holdings has an 8% working interest.

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC (“Hewitt”), a company owned by Douglas C. Hewitt, a Director of TX Holdings, Inc. at the time of the transaction.  The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a 6 month period. Mr. Hewitt resigned as a director on July, 27, 2007 The Company and Mr. Hewitt mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects. There is currently a dispute between the Company and Mr. Hewitt as to the extent of the Company’s performance and entitlement under the new agreement executed in August of 2007.

In July through September 2006 the Company raised $1,240,000 in a Private Placement offering. The funds raised were used to purchase interests in three oil and gas fields located in Texas as described above. Development of the fields began on November 1, 2006, by way of cleaning up the fields and preparing the wells located in the fields for testing required by the State of Texas. The testing of wells located in the Williams Field was completed as of April 30, 2008. In November 2007, the Company began work on the Parks Lease.

The Company has experienced substantial costs for engineering and other professional services during 2005 through 2009 in making the attempt to transition to an oil and gas exploration and production company from its current development stage status.

Recent Developments

On December 1, 2007, Mark Neuhaus resigned as Chairman of the Board, Director and CEO of the Company.  On December 24, 2007 the Board accepted Mr. Neuhaus' resignation and canceled the 1,000 preferred shares of stock held by Mr. Neuhaus, in exchange for 10,715,789 common shares . The Board determined that it was in the best interest of the Company to remove Mr. Neuhaus from voting control of the Company. On November 11, 2008 the Company entered into a settlement agreement with Mr. Neuhaus and his wife. The agreement was subject to the condition precedent that the Company finalize a transaction with a third party involving certain oil and gas properties within 90 days of November 11, 2008 ("Third Party Closing"). Effective as of and when the Third Party Closing occured, the agreement provided for mutual general releases between the Company and Mark Neuhaus and Nicole Neuhaus. In connection with the agreement, seven million shares of the common stock of the Company previously issued to Mark Neuhaus were to be delivered to the Company to be held pending the Third Party Closing. If the Third Party Closing occured within the 90 day period, (1) four million five hundred thousand of the deposited shares would be cancelled and returned to authorized but unissued shares of the Company,(2) two million five hundred thousand of the deposited shares would be delivered to Nicole Neuhaus and (3) certain alleged  claims of Mark Neuhaus against the Company for compensation and reimbursement for $178,862 of advances and a purported indebtedness of the Company to Mark Neuhaus of $1,303,875,  including interest accrued through October 31, 2008 and represented by a convertible note dated as of September 28, 2007 would be cancelled. If the Third Party Closing did not occur within 90 days of November 11, 2008 the settlement agreement would be void and of no force and effect and the deposited shares would be returned. The Company was not successful in finalizing the transaction with the third party within the stipulated period resulting in the cancellation of the settlement agreement between the Company and Mark Neuhaus and Nicole Neuhaus

On December 24, 2007, William “Buck” Shrewsbury was appointed as the Chairman of the Board of Directors and Chief Executive Officer of the Company, replacing Mark Neuhaus. Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering. He served as the IT Manager with a large steel mill for 19 years. Mr. Shrewsbury owns his own trucking company as well as being an agent for a major transportation company.

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

In April 2008 the Company completed the work required to receive its own Operators License from the Texas Railroad Commission. This license permits the Company to complete and begin the production and sale of oil and gas. The Company has started by placing 3 wells into operation on the Parks Lease. The initial production has averaged 2-3 bopd. The Company intends to place an additional 7 wells into production on the Parks Lease over the quarter ending December 31, 2009, and the Company expects the well production to increase to 7 -10 bopd. Once these wells are in production, the Company will return to each well and perform work over operations to clean up the wells and attempt to increase production. For the next year, the Company will concentrate on placing additional Park lease wells into production. It is managements’ goal to place sufficient wells into production to achieve profitability and not rely on continued raising capital and borrowing to continue operations.

On May 12, 2008, Jose Fuentes was named chief financial officer of the Company when Michael A. Cederstrom tendered his resignation. Mr. Cederstrom represented the Company as the chief financial officer and general counsel. The legal firm Dexter & Dexter received a monthly fee of $15,000 for Mr Cederstrom’s services as the representative of the firm.

On June 11, 2009, Richard “Rick” Novack was appointed to the Board of Directors and elected president of the Company, replacing Rob Hutchings. Mr. Hutchings continued to serve as a member of the Board of Directors until August 2009, when he tendered his resignation.  Rick Novack attended the Indiana University of Pennsylvania where he majored in Business Administration. Mr. Novack began his career in finance and subsequently started several business enterprises, including entities in the printing, vending and real estate industries.

Background for Oil and Gas Business Activities

Since August 2005 oil prices have exceeded $31 per barrel. On December 8, 2009 the closing price for a barrel of oil was $72.59 At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure is financially viable. The current corporate direction is to acquire through purchase, merger and option, fields with proven reserves and excellent development prospects. Concurrently, the Company is exploring options for the acquisition of operational expertise and equipment.

This strategy is contingent upon the Company's ability to obtain sufficient capital to fund the high start up costs of testing, analyzing, acquiring capital equipment and lease acquisition.

Principal Products or Services and Markets

The principal markets for our crude oil and natural gas are expected to be refining companies, pipeline companies, utility companies and private industry end users. The point of delivery of our crude oil is at tank batteries located at or near well sites on the leases. We believe that our customers will be based in the State of Texas and in the industries discussed above. Currently, the wells the Company operates are only capable of producing oil. Currently, sufficient quantities of natural gas are not produced to warrant the cost of installing a collection system.

Although we anticipate that any crude oil and natural gas that we produce will be sold to customers in the State of Texas, no assurance can be given that such sales will occur, or that if they do, that the volume we produce or the prices we receive will be sufficient to make our operations profitable.

Distribution Methods of Products or Services

Crude oil will be stored in tanks at well sites located on our leases, until the purchaser takes delivery of the crude oil by tanker truck. On May, 2008, TX Holdings entered into a contract for the sale of its crude with BML, Inc.

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

Research and Development

During 2009 and 2008 we did not incur any research and development expenditures.

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

On September 30, 2009, the Company had three employees. On December 24, 2007, William Shrewsbury was appointed Chairman of the Board of Director. Jose Fuentes was promoted to the Chief Financial Position on May 12, 2008 after the resignation of the interim Chief Financial Officer, Michael Cederstrom. On June 11, 2009 Richard “Rick” Novack was appointed to the Board of Directors and elected President.  Other specialized functions are provided as necessary through the engagement of independent consulting contractors.

Item 1A, Risk Factors

Risk Factors Relating to the Company's Business

Due to the competitiveness of the oil and gas industry, the lack of acquisitions and uncertainty of the current negotiations,, and the nature of the Company's business, it encounters many risk factors. Each of these factors, as well as matters set forth elsewhere in this Form 10-K, could adversely affect the business, operating results and financial condition of the Company.

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

General Risks Related To Our Business

Brief Operating History - No Assurance of Profitability

The Company has a brief operating history. Although we commenced operations in 1997, prior businesses have been sold or discontinued and original management has been replaced as previous operations have not been profitable. The Wi-Fi business contemplated subsequent to the acquisition of a controlling interest in the Company by MA&N did not materialize. The Company has recently completed the acquisition of its initial oil and gas leases. However, as of December 8, 2009 the Company has sold only a limited amount of oil and gas production. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to produce and acquire sufficient productive wells to meet its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to meet all of its expenses to achieve profitability.

The Company Has A History Of Operating Losses And Cannot Guarantee Profitable Operations In The Future. Any Failure On Our Part To Achieve Profitability May Cause To Reduce Or Eventually Cease Operations.

We reported a net loss of $676,123 for the twelve months ending September 30, 2008 and a net loss of $1,276,127 for the twelve months ending September 30, 2009. At September 30, 2008 and 2009 respectively, we reported accumulated deficits of $12,030,172 and $13,306,299. Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the production of the oil and gas in the wells we currently operate and lease, and the acquisition of additional oil and gas producing properties.

We will require additional financing to fund ongoing operations, as our current sales and revenue growth are insufficient to meet our operating costs. At this time the Company has no material revenue and is unable to meet its current obligations.  In the past the Company has been able to raise capital from its stockholders/officers through stock-based compensation and advances. The Company will need to borrow or raise sufficient equity capitalization to meet its current obligations.  In addition the Company will need to raise approximately $200,000 in working capital to complete the refurbishment and development of the leases it currently operates.  The Company estimates that it will take from 12 to 24 months to achieve profitability.  Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition

Competition Could Negatively Affect Revenues

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

In March 2008, TX Holdings began receiving its first revenue from the production of oil and gas. The Company’s  revenues could be affected by a substantial or extended increase or decline in oil and natural gas prices. The price we receive for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and currently oil and natural gas prices are significantly above historic levels. These markets will likely continue to be volatile in the future and current record prices for oil and natural gas may decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

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

We Have Limited Control Over The Activities On Properties That We Do Not Operate

The Company operates the Parks Lease in which we have a 75% Working Interest. Masada Oil and Gas operates the properties and the wells in Contract Area #1 where we hold an 8% Working Interest. We have limited ability to influence or control the operation of Contract Area #1, the future development of the property or, the amount of capital expenditures that we are required to fund this operation. Our dependence on the operator and other working interest owners for this projects and our limited ability to influence or control the operation and future development of this property could have a material adverse effect on the realization of our targeted returns or lead to unexpected future costs.

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

The limited trading volume in our common stock may depress our stock price. Our common stock is currently traded on a limited basis on the NASDAQ Bulletin Board (“BB”). The quotation of our common stock on the BB does not assure that a meaningful, consistent and liquid trading market currently exists. We cannot predict whether a more active market for our common stock will develop in the future. In the absence of an active trading market, investors may have difficulty buying and selling our common stock. Market visibility for our common stock may be limited. A lack of visibility of our common stock may have a depressive effect on the market price for our common stock.

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

We Have Never Declared or Paid Cash Dividends On Our Common Stock. We Currently Intend To Retain Future Earnings, if any, to Finance the Operation, Development and Expansion Of Our Business

We do not anticipate paying cash dividends on our Common Stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

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
.
Concentration of Share Ownership Gives Insiders Control

Our current management owns a significant amount of the common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders. The aggregate percentage of Company stock owned by current directors and executive officers as well as warrants held by management is 21.5%.

Our former President, Mark Neuhaus and/or his wife, Nicole B. Neuhaus beneficially control approximately 19.2% of the existing common stock. In addition Mark Neuhaus caused the Company to issue to him a convertible note in the principal amount of $1,199,886 which bears interest at 8% per annum and is convertible into 4,285,306 shares of the Company’s common stock

Possibility That No Public Market or Only a Limited Public Market Will Be Established for the Common Stock of TX Holdings

In or about March 2007, NASD Regulation, Inc. cleared a broker's request for an unpriced quotation on the OTC Bulletin Board for TX Holdings'. Sales from inception have been sporadic and have ranged from $.04 to $1.05 a share. See MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company has its principal leases in Putnam, Texas. The Company is currently utilizing space of Masada Oil, a company that Bobby Fellers, a director of the Company owns and that currently performs some of our field operations. All research and activities as related to the oil and gas business are being conducted from this office. The Company's headquarters are located at 12080 Virginia Blvd. Ashland, Kentucky 41102. Our telephone number is (606) 928-1131. Management believes that these properties will be sufficient for its current and immediately foreseeable administrative needs. The Company does not hold any investments or interests in real estate other than the oil and gas Leases it holds for its operational needs. The Company currently seeks additional oil and gas leases for operational purposes, which is an essential part of operations of any oil and gas production company.

We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economical feasible based on the current and predicted future price of oil and gas. It is the Company's current plan to re-enter old wells in a confined area and then utilize water flood techniques to produce the wells. Water flood techniques work well on shallow wells to push the oil to the producing wells to facilitate recovery. The two leases in which the company currently owns a working interest allow the Company to produce to a depth of 1,000 feet from the surface. It is the Company's intention to initially place these leases into production in the shallow development to produce cash flow for the Company. Once these wells are in production the Company will then consider the opportunity for deeper drilling.

We are presently in the process of raising additional capital to develop  the leases referred to as the Contract Area # 1 and Parks Lease. Contract Area # 1 consists of four leases containing a total of 247 acres. The Park's Lease is a single lease containing 320 acres.  The two fields are located in the counties of Callahan and Eastland, Texas.

Lease and Royalty Terms

Contract Area # 1

The Contract Area # 1 leases include a total of 247 acres and a total of 36 wells. The Company  has an 8.5% working interest in this lease. The lease has 4 injector wells and 28 wells capable of production although production of the wells is minimal. Total current production has averaged 3-5 bbls a day. The Company believes it may be able to achieve higher production rates through the development of an effective water flood program.  The water flood program involves the injection of water into the field through wells to force the oil to the production wells and thereby increasing the production rate. TX Holdings is currently working with the operator to develop a plan to optimize the production.  The operator is considering a water-flood method to increase the production while aggressively planning a 50 well drilling program for 2010.

Parks Lease

This lease includes 320 acres in which we have a 75% working interest. The land owners of this lease own a 12.5% royalty interest in the production. Masada Oil and Gas owns a 25 % working interest in the lease. The Company purchased this lease from Masada Oil and Gas as part of the purchase of Contract Area 1. The Company’s obligation is to pay for the refurbishment of the wells and the infrastructure of the lease. There are currently 22 wells on this lease with 10 currently producing wells. The current production on this lease has averaged between 2 to 3 bbls per day and, the Company anticipates raising the production to 6 to 8 bbls per day with the on-going well rework program. The lease provides that the Company is limited to production from 1,000 feet and above.

Oil and Gas Reserve Analyses

Currently the leases that have been acquired have not been developed in a way that allows our Petroleum Engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company is currently performing work on the Contract Area #1 and Parks Lease to provide the required information of logging each well to provide the information to the Petroleum Engineers. The Company currently has no proved reserves on the leases. The Company is currently working to establish reserves has had some limited production to-date.

Item 3 Legal Proceedings

Management is currently aware of no pending, past or present litigation involving the Company which management  believes could have a material adverse effect on the Company.

TX Holdings had filled an action in Dade County, Florida in District Circuit #11, case number 06-14396CA04 entitled TX Holdings, Inc vs. Darren Bloom. The Company brought an action against Mr. Bloom for breach of contract, damages and for the cancellation of common stock issued to Mr. Bloom pursuant to a three year employment contract. Mr. Bloom resigned from the Company on March 17, 2006, after serving only 9 months. Mr. Bloom owned 2,000,000 shares of TX Holdings common stock. In 2009, The Company reached an agreement with Mr. Bloom whereby he retained 700,000 shares and returned 1,300,000 shares to the Company.

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

	Closing Prices ($)
Quarter Ended	High	Low

September 30,2009	0.16	0.05
June, 30,2009	0.08	0.05
March, 31,2009	0.13	0.04
December 31, 2008	0.16	0.09

September 30, 2008	0.40	0.10
June 30, 2008	0.40	0.16
March 31, 2008	0.47	0.07
December 31, 2007	0.40	0.09

As of September 30, 2009 there were approximately 875 holders of record of our common stock.

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

Holders

As of September 30, 2009 and 2008, TX Holdings has issued and outstanding 47,636,897 and 43,705,824 shares of common stock respectively.

Of the total 47,636,897 shares outstanding as of September 30, 2009, 25,447,222 shares were deemed "restricted securities," as defined by the Securities Act of 1933 (the “Act”) when issued to their registered owner and continues to have their restricted status noted on the books of Company’s transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

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

Recent Sales of Unregistered Securities

On February 20, 2008, the Company sold 660,000 shares to private investors for a cumulative value of $43,000

On February 20, 2008, the Company issued 150,000 shares to Frank Shafer for marketing services. The services were valued at $42,000.

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

On September 4, 2008 a warrant to purchase 300,000 shares of common stock of TX Holdings, Inc at an exercise price of $.50 was issued to Andrew Patzert. The warrants expired on June 22, 2009.

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

On October 6, 2008, the Company issued a total of 200,000 shares for services. The shares were issued to several contract personnel and were valued at $24,000 based on the quoted market price of the Company’s common stock on the date of issuance.

On January 9, 2009, the Company issued a total of 1,250,000 shares for services. The shares were issued to several contract personnel and were valued at $125,000 based on the quoted market price of the Company’s common stock on the date of issuance.

On February 5, 2009, Darren Bloom returned 1,300,000 shares to the Company in settlement of legal dispute over compensation.

On February 27, 2009, the Company issued 2,581,073 shares to two shareholders in payment for outstanding cash advances to the Company. The shares were valued at $258,108 based on the quoted market price of the Company’s common stock on the date of issuance.

On February 27, 2009, the Company issued a total of 750,000 shares for services. The shares were issued to several contract personnel and were valued at $75,000 based on the quoted market price of the Company’s common stock on the date of issuance.

On February 27, 2009, the Company sold 100,000 shares to private investors for cash proceeds of $10,000.

On August 12, 2009, the Company issued 250,000 shares of restricted common stock for services. The services were valued at $20,000.

On August 12, 2009 the Company sold 100,000 shares to a private investor for cash proceeds of $10,000.

Share Repurchases-

None.

Item 7 Management's Discussion and Analysis or Plan of Operations

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

The Company has never earned a profit, and has incurred an accumulated deficit of $13,306,299 as of September 30, 2009. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of forty nine wells located on the two fields located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

Results of Operations

Year Ended September 30, 2009 Compared With Year Ended September 30, 2008

Revenues from Operations- Revenues for the year ended September 30, 2009 and September 30, 2008 were $6,904 and $9,308 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has two oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The company received its first revenues from oil and gas operations in March, 2008. In the next fiscal year, it is the Company’s intent to increase production by placing additional wells into operation. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

Expenses from Continuing Operations - The Company incurred operating expenses of $1,155,973 for the fiscal  year ended September 30,2009; an increase of $387,442 compared to $768,531 for the fiscal year ended September 30, 2008. The significant increase is primarily attributed to impairment on unproved oil and gas properties of $384,088 resulting from management's assessment of the recoverability of capitalized costs based on projected net future cash flows. Outside consultants expenses decreased by $33,180 to $13,795 for the year ended September 30, 2009. The decrease in outside consulting expense was partially offset by higher payroll compensation of $29,140. Higher stock based compensation in 2009 resulted in an unfavorable $124,000 variance when compared to the same period the  prior year. Professional fees for the year ended September 30, 2009 were $11,142 lower than the same period the prior year. The lower professional fees resulted from lower marketing expense of $36,000 and lower engineering fees $12,475 offset by higher legal fees of $41,834.

Net Loss - For the fiscal year ended September 30, 2009 the Company incurred a loss of $1,276,127compared to a loss of $676,123 for the fiscal year ended September 30, 2008, a loss increase of  $600,004.  The major reason for the Company having a higher net loss during the fiscal year ended September 30, 2009 can be attributed to an impairment loss on unproved oil and gas properties as noted in expenses for continuing operations above. In addition, the Company having reached a settlement agreement on a legal claim raised by The Investor Relation Group Inc during the year ended September 30, 2008 resulting in the Company recognizing a gain of $204,000 in 2008.

Net Operating Loss Carry forward for Tax Purposes

The Company has tax net operating loss carry forwards totaling approximately $4,300,000, expiring in 2018 through 2029.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company

Liquidity

At September 30, 2009 the company had a cash balance of $6,588. As of September 30, 2008 the company had a  cash balance of $3,558 and a receivable of $1,281. This is a result of work that has been completed in the oil & gas fields and the purchase of the fields. Property and equipment was $771,752 as of September 30, 2009 compared to   $1,097,783 as of September 30, 2008, a decrease of $326,031 resulting from an impairment on unproved properties of $384,088 offset by cost to refurbish wells totaling $58,058. The investment in the oil and gas fields has caused the Company a liquidity crisis. The Company has been able to borrow money from William Shrewsbury primarily to resolve the Company's liquidity needs. The Company completed its testing required by the Texas Railroad Commission as of December 28, 2007.  This will allow the Company to increase production on the oil wells on the Parks lease. While the Company anticipates generating greater revenue beginning in the second quarter of 2010 the amount of production will not be sufficient to meet all of the Company's liquidity needs

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of a business strategy that produced significant revenues. Since MA&N took a controlling interest in the Company in December 2002, Mr. Neuhaus has claimed that he provided loans for operating purposes to the Company in the amount of $1,199,886 for operating purposes as of September 30, 2009. Mr. Shrewsbury has also provided the company with a short term loan of $289,997 as well as advances in the amount of $16,050. As of September 30, 2009, the Company has a recorded liability of $62,719 owed to Dexter & Dexter, Attorneys at Law  for attorneys’ fees and the sum of $155,077 to Jose Fuentes as payment for service.

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

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the production of the oil and gas in the wells we currently operate and lease, and the acquisition of additional oil and gas producing properties.

The Company currently requires operating capital of approximately $30,000 per month to meet current obligations.  At this time the Company has no material revenue and is unable to meet its current obligations.  In the past the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances.  The Company will require the officers of the Company to continue to receive stock-based compensation and the Company will need to borrow or raise sufficient equity capitalization to meet its current obligations.  In addition the Company will need to raise approximately $200,000 in working capital to complete the refurbishment and development of the leases it currently owns.  If the Company is unable to raise sufficient capital to refurbish and develop its fields, it will need to find working interest partners to assist in the development of its oil and gas leases.  The Company’s primary challenge is to generate higher revenue from its oil and gas leases.

Item 8 Financial Statements and Supplementary Data

The Company's balance sheets as of September 30, 2009 and 2008, and the related statements of operations, changes in stockholders deficit and cash flows for the years then ended have been audited by Ham, Langston & Brezina, LLP, independent registered public accountants. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
FINANCIAL STATEMENTS - TABLE OF CONTENTS
As of and For the Years Ended September 30, 2009 and 2008 and for the period from inception of the Development Stage, October 1, 2004 to September 30, 2009

Page(s)

Report Of Independent Registered Public Accounting Firm	25

Audited Financial Statements:

Balance Sheets at September 30, 2009 and 2008	26

Statements of Operations for the years ended September 30, 2009 and 2008, and for the period from inception of the development stage, October 1, 2004, to
September 30, 2009	27

Statements of Changes In Stockholders' Deficit for the years ended
September 30, 2009 and 2008 and for the period from inception of the development
stage, October 1, 2004, to September 30, 2009	28

Statements of Cash Flows for the years ended September 30, 2009 and 2008, and for the period from inception of the development stage, October 1, 2004, to
September 30, 2009	32

Notes to Financial Statements	33

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and Directors of TX Holdings, Inc.:

We have audited the accompanying balance sheets of TX Holdings, Inc., a corporation in the development stage, as of September 30, 2009 and 2008 and the related statements of operations, stockholders' deficit and cash flows for the years then ended and for the period from inception of the development stage, October 1, 2004, to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based upon our audits

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. as of September 30, 2009 and 2008 and the results of its operations and its cash flows for the years then ended, and for the period from inception of the development stage, October 1, 2004, to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of TX Holdings, Inc.’s internal control over financial reporting as of September 30, 2009 and 2008, accordingly, we do not express an opinion thereon.

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

/s/ Ham, Langston & Brezina, L.L.P.

Houston, Texas
January 8, 2009

TX HOLDINGS, INC,
A CORPORATION IN THE DEVELOPMENT STAGE
BALANCE SHEETS
September 30, 2009 and 2008
	September 30,	September 30,
	2009	2008
ASSETS

Current assets:
Cash and cash equivalents	$6,588	$3,558
Accounts Receivable-(Net of Allowance for Doubtful Account)	_	1,281
Total current assets	6,588	4,839

Unproved oil and gas properties-successful efforts, net	771,752	1,097,783
Other	50,000	50,000

Total Assets	$828,340	$1,152,622

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to a stockholder	$289,997	$170,000
Accounts payable and accrued liabilities	755,285	444,304
Accounts payable-related party	158,308	158,308
Advances from stockholder/officer	49,247	284,845
Convertible debt to stockholder/officer	1,199,886	_
Total current liabilities	2,452,723	1,057,457

Convertible debt to stockholder/officer	_	1,199,886
Asset Retirement Obligation	86,455	86,455
Total Liabilities	2,539,178	2,343,798

Commitments and contingencies

Stockholders' deficit
Preferred stock: no par value, 1,000,000 shares authorized
no share outstanding as of September 30,2009 and September 30,2008	_	_
Common stock:no par value, 250,000,000 shares
authorized, 47,636,897 and 43,705,824 shares
issued and outstanding at September 30, 2009
and September 30, 2008, respectively	10,216,052	9,693,944
Additional paid-in capital	1,379,409	1,145,052
Accumulated deficit	(1,803,507)	(1,803,507)
Losses accumulated in the development stage	(11,502,792)	(10,226,665)

Total stockholders' deficit	(1,710,838)	(1,191,176)

Total liabilities and stockholders' deficit	$828,340	$1,152,622

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2009 and 2008 and for the Period From
Inception of the Development Stage , October 1, 2004 to September 30, 2009
			Inception of
			Development
			Stage to
	September 30,	September 30,	September 30,
	2009	2008	2009

Revenue	$6,904	$9,308	16,212

Operating expenses, except items shown
separately below	$703,820	$364,728	$2,457,567
Stock-based compensation	314,000	254,000	7,212,504
Professional fees	138,153	149,295	1,171,790
Lease expense	_	_	17,392
Depreciation expense	_	508	3,146
Advertising expense	_	_	83,265

Total Operating Expenses	1,155,973	768,531	10,945,664

Loss from operations	(1,149,069)	(759,223)	(10,929,452)

Other income and (expense):
Legal settlement	_	204,000	204,000
Other income	4	_	714
Loss on Write-off of leases and equipment	_	(4,202)	(11,202)
Forbearance agreement costs	_	_	(211,098)
Interest expense	(127,062)	(116,698)	(555,754)

Total other income and (expenses), net	(127,058)	83,100	(573,340)

Net loss	$(1,276,127)	$(676,123)	$(11,502,792)

Net loss per common share
basic and diluted	$(0.03)	$(0.02)

Weighted average number of common shares
outstanding-basic and diluted	46,183,593	42,060,391

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2009

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid-In	Accumulated	Develop-
	Shares	Amount	Shares	Amount	Capital	Deficit	ment Stage	Total

Balance at September 30, 2005	-	$-	16,705,593	$1,618,305	$211,098	$(1,803,507)	$(449,790)	$(423,894)

Common stock issued for
professional services	-	-	4,649,300	2,318,295	-	-	-	2,318,295
Common stock issued for cash	-	-	4,633,324	1,164,997	-	-	-	1,164,997
Common stock issued upon
exercise of warrants	-	-	294,341	2,944	-	-	-	2,944
Common stock surrendered	-	-	(500,000)	-	-	-	-	-
Warrants issued for services	-	-	-	-	376,605	-	-	376,605
Preferrd stock issued to the
Company's chief executive
officer/stockholder	1,000	1,018,000	-	-	-	-	-	1,018,000
Net income (loss)	-	-	-	-	-	-	(5,015,719)	(5,015,719)

Balance at September 30, 2006	1,000	$1,018,000	25,782,558	$5,104,541	$587,703	$(1,803,507)	$(5,465,509)	$(558,772)

The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2009

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid-In	Accumulated	Develop-
	Shares	Amount	Shares	Amount	Capital	Deficit	ment Stage	Total

Balance at September 30, 2006	1,000	$1,018,000	25,782,558	$5,104,541	$587,703	$(1,803,507)	$(5,465,509)	$(558,772)

Common stock issued for
professional services	-	-	3,475,555	2,501,222	-	-	-	2,501,222
Contribution by stockholder	-	-	-	-	53,325	-	-	53,325
Warrants issued for service	-	-	-	-	159,381	-	-	159,381
Common stock issued upon
exercise of warrants	-	-	355,821	75,461	-	-	-	75,461
Common stock issued in settle-
ment of notes payable and
and interest	-	-	833,333	546,666	-	-	-	546,666
Common stock issued in settle-
of accounts payable	-	-	1,437,088	215,114	-	-	-	215,114
Net loss	-	-	-	-	-	-	(4,085,033)	(4,085,033)

Balance at September 30, 2007	1,000	$1,018,000	31,884,355	$8,443,004	$800,409	$(1,803,507)	$(9,550,542)	$(1,092,636)

The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2009

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid-In	Accumulated	Develop-
	Shares	Amount	Shares	Amount	Capital	Deficit	ment Stage	Total

Balance at September 30, 2007	1,000	$1,018,000	31,884,355	$8,443,004	$800,409	$(1,803,507)	$(9,550,542)	$(1,092,636)

Common stock issued in
exchange of preferred stock	(1,000)	(1,018,000)	10,715,789	1,018,000	-	-	-	-
Common stock issued for
professional services	-	-	450,680	128,440	-	-	-	128,440
Common stock issued for
cash	-	-	780,000	73,000	-	-	-	73,000
Common stock issued in
settlement of legal claim	-	-	175,000	31,500	-	-	-	31,500
Contribution by stockholder	-	-	-	-	10,643	-	-	10,643
Common stock returned
to treasury	-	-	(300,000)	-	-	-	-	-
Accrued salary contributed by
officer/stockholder	-	-	-	-	125,000	-	-	125,000
Accounting for employee
stock warrants	-	-	-	-	190,000	-	-	190,000
Accounting for options issued
to a consultant	-	-	-	-	19,000	-	-	19,000
Net loss	-	-	-	-	-	-	(676,123)	(676,123)

Balance at September 30, 2008	-	$-	43,705,824	$9,693,944	$1,145,052	$(1,803,507)	$(10,226,665)	$(1,191,176)

The accompanying notes are an integral part of these financial statements

TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage , October 1, 2004 to September 30, 2009

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at
September 30, 2008	_	_	43,705,824	$9,693,944	$1,145,052	$(1,803,507)	$(10,226,665)	$(1,191,176)

Common stock issued
in Payment for
Shareholders'advances	_	_	2,581,073	258,108	_	_	_	258,108

Common stock issued
for professional
services	_	_	2,450,000	244,000	_	_	_	244,000

Common stock sold
to private investors	_	_	200,000	20,000	_	_	_	20,000

Common stock returned
to treasury	_	_	(1,300,000)	_	_	_	_	_

Shareholders' advances
previously reported as
Additional Paid in Capital	_	_	_	_	(10,643)	_	_	(10,643)

Imputed salary contributed
by officer/stockholder	_	_	_	_	125,000	_	_	125,000

Accounting for employee
stock warrant	_	_	_	_	120,000	_	_	120,000

Net Loss	_	_	_	_	_	_	(1,276,127)	(1,276,127)

Balance at
September 30, 2009	_	_	47,636,897	$10,216,052	$1,379,409	$(1,803,507)	$(11,502,792)	$(1,710,838)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2009 and 2008 and for the Period From
Inception of the Development stage , October 1, 2004 to September 30, 2009

			Inception of
			Development
			Stage to
	9/30/2009	9/30/2008	9/30/2009

Cash flows used by operating activities:
Net loss	$(1,276,127)	$(676,123)	$(11,502,792)
Adjustments to reconcile net loss to net cash used
in operating activities:
Warrants issued for forbearance agreement	_	_	211,098
Loss on disposal of equipment	_	4,202	11,202
Impairment of unproved oil and gas properties	384,088		384,088
Depreciation expense	_	508	3,146
Bad Debt Expense	1,729	_	1,729
Common and preferred stock issued for services	244,000	128,440	5,820,339
Accounting for warrants issued to employees and
a consultant	120,000	209,000	329,000
Warrants issued for services	_	_	376,605
Common stock issued to settle accounts payable	_	_	251,308
Common stock issued in payment of interest expense	_	_	196,666
Common stock issued by an officer/stockholder to
satisfy expenses of the Company and increase
stockholder advances	_	_	616,750
Common stock issued in settlement of legal claim	_	31,500	31,500
Accrued salary contributed by stockholder/former officer	125,000	125,000	250,000
Changes in operating assets and liabilities:
Accrued stock-based compensation reversal
resulting from legal claim settlement	_	(231,000)	(231,000)
Prepaid expenses and other assets	_	(45,000)	(49,750)
Accounts receivable	(448)	(1,281)	(1,729)
Accounts payable and accrued liabilities	310,981	110,824	1,660,482
Net cash used by operating activities	(90,777)	(343,930)	(1,641,358)

Cash flows used in investing activities:
Deposits paid for oil and gas property acquisitions	_	_	(378,000)
Property and equipment additions	(58,057)	(21,000)	(414,613)
Net cash used in investing activities	(58,057)	(21,000)	(792,613)

Cash flows provided by financing activities:
Proceeds from stockholder/officer contribution	_	10,643	10,643
Repayment of note payable to a bank	_	_	(20,598)
Proceeds from note payable to stockholder	_	_	520,000
Proceeds from sale of common stock	20,000	73,000	1,257,997
Proceeds from exercise of warrants	_	_	78,404
Proceeds from stockholder/officer advances	131,864	284,845	594,113
Net cash provided by financing activities	151,864	368,488	2,440,559

Increase (Decrease) in cash and cash equivalents	3,030	3,558	6,588
Cash and cash equivalents at beginning of year	3,558	_	_

Cash and cash equivalent at June 30, 2009 and 2008	$6,588	$3,558	$6,588

Supplemental Information
Cash paid for interest expense	$ _	$-
Cash paid for income taxes	$ _	$-

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the "Company"), incorporated May 4, 2000 in the State of Georgia, is an oil and gas exploration and production company.

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire producing oil and gas properties in and around Texas. The Company is also pursuing acquisitions in Ohio, Pennsylvania, West Virginia and Wyoming. The acquisition of these properties will define the operational holdings of the Company. Management has defined a number of criteria for acquisition which include:

•	Wells should be currently producing
•	Production should be broadly distributed across lease
•	Lease should show a 24 month payback (or better)
•	Wells should show upside potential (proved undeveloped reserves of approximately 20%)

These criteria were developed in an effort to mitigate risk for TX Holdings, Inc. and its investors.

Management raised $1,240,000 in a Private Placement offering during the months of July through September 2006 to finance these acquisitions. The funds raised in 2006 were used to purchase an interest in three oil and gas fields located in Texas. Development of the fields began on November 1, 2006. The Company experienced substantial costs for engineering and other professional services during 2005, 2006 and 2007 in making the transition to an oil and gas exploration and production company. During 2007 Mark Neuhaus caused the Company to issue to him a convertible note in the principal amount of $1,199,886. Mr. Neuhaus claimed that he advanced funds in that amount on behalf of the Company for operations of the Company.  The Company plans to continue to use a combination of debt, and equity financing to fund operations. Currently, management cannot provide any assurance regarding the successful development of acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance the operations.

DEVELOPMENT STAGE COMPANY

The Company ceased its former operations as of September 30, 2004. During the first quarter for 2005 beginning on October 1, 2004, the Company commenced researching of different alternatives for the future development of the Company. In December 2004, as a result of the Company’s research, the Company announced that it would pursue operations in the oil and gas industry. October 1, 2004 was the beginning day for the first quarter of the determination to pursue operations in the oil and gas industry. Therefore October 1, 2004 was identified as the beginning of the developmental stage.

GOING CONCERN CONSIDERATIONS

Since it ceased its former business operations, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the consolidated financial statements are presented in accordance with FASB Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities (formerly) Statement of Financial Accounting Standards (SFAS) No. 7, Accounting and Reporting by Development-Stage Enterprises.

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing businesses opportunities. Management currently believes its best opportunities are in the oil and gas business. The Company's total liabilities exceed its total assets and the Company's liquidity is substantially dependent on raising capital.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

GOING CONCERN CONSIDERATIONS, continued

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying  financial statements have been prepared on a going concern basis, which contemplates continuing operations, realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital to implement a successful business plan and to generate profits sufficient to become financially viable. The accompanying financial statements do not include adjustments relating to the recoverability of recorded assets or liabilities that might be necessary should the Company be unable to continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect certain reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements, and the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, measurement of stock-based compensation, and the asset retirement obligation on oil and gas properties.. The Company bases its estimates on historical experience and various other assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

ACCOUNTS RECEIVABLE AND PROVISION FOR BAD DEBTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was $1,729 and $0 as of September 30, 2009 and 2008, respectively

PROPERTY AND EQUIPMENT

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-continued

PROPERTY AND EQUIPMENT-continued

commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

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

ASSET RETIREMENT OBLIGATION

The Company follows ASC Topic 410,” Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost is included in unproved oil and gas property in the accompanying balance sheets. The future cash outflows for oil and gas property associated with settling the asset retirement obligations is accrued in the balance sheets, and is excluded from ceiling test calculations. The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.

REVENUE RECOGNITION

Currently the Company has limited revenue from oil and gas operations.  If and when the Company begins to receive higher revenue from oil and gas operations it will be recognized upon the delivery of the oil or gas to the purchaser of the oil or gas.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES AND ACTIVITIES-Continued

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2009 and 2008. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on reported net loss or accumulated deficit.

BASIC NET LOSS PER COMMON SHARE

Net loss per share is computed based on current accounting guidance requiring companies to report both basic net loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net loss per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method. However, for all periods presented, diluted net loss per share is the same as basic net loss per share as the inclusion of weighted average shares of common stock issuable upon the exercise of stock options and warrants and conversion of convertible preferred stock would be anti-dilutive.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES AND ACTIVITIES-Continued

BASIC NET LOSS PER COMMON SHARE-Continued

The following table summarizes securities outstanding at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

	2009	2008

Convertible notes	4,285,306	4,285,306
Warrants issued as compensation	2,050,000	3,350,000
Warrants issued in private placement		4,133,324

Total	6,335,306	11,768,628

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum recourse management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company’s disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 168, “The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles – a replacement of FASB Statement No. 162” (“SFAS 168”). The FASB Accounting Standards Codification TM, (“Codification” or “ASC”) became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

Following SFAS 168, the FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead, it will issue Accounting Standards Updates (ASUs). The FASB will not consider ASUs as authoritative in their own right; rather, these updates will serve only to update the Codification, provide background information about the guidance, and provide the bases for conclusions on the change(s) in the Codification. SFAS No. 168 is incorporated in ASC Topic 105, Generally Accepted Accounting Principles. The Company adopted SFAS No. 168 for the fiscal year-ended September 30, 2009, and the Company will provide reference to both the Codification topic reference and the previously authoritative references related to Codification topics and subtopics, as appropriate.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES AND ACTIVITIES-Continued

RECENTLY ISSUED ACCOUNTING STANDARDS, continued

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which management has evaluated subsequent events, is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company’s financial statements.

In September 2006, the FASB issued ASC Topic 820 Fair Value Measurments and Disclosures (formerly SFAS No. 157, Fair Value Measurements) which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. ASC Topic 820 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement was effective for and adopted by the Company beginning the first quarter of fiscal 2008. Its adoption had no significant impact on our financial statements.

In June 2006, the FASB issued accounting guidance for uncertainty in income taxes which is included in ASC Topic 740 Income Taxes (formerly Interpretation No. 48, “Accounting for Uncertainty in Income Taxes—An Interpretation of
FASB Statement No. 109” (“FIN No. 48”). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with Statement No. 109. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements ASC Topic 740  prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure. The provisions of the accounting guidance are effective for fiscal years beginning after December 15, 2006.   This statement was effective for and adopted by the Company beginning the first quarter of fiscal 2008. Its adoption had no significant impact on the Company’s financial condition or results of operations.

Effective October 1, 2008, the Company adopted certain aspects of ASC Topic 825. Financial Instruments (formerly SFAS 159, “The Fair Value Option for Financial Assets & Financial Liabilities – including an amendment of SFAS No. 115.”).The accounting guidance created a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. The adoption of ASC Topic 825 has no significant impact on the Company’s financial condition or results of operations.

In December 2007, the FASB issued ASC Topic 805, Business Combinations ( formerly SFAS 141R, “Business Combinations,”) ASC Topic 805 changes how a reporting enterprise will account for the acquisition of a business. ASC 805 will apply prospectively to business combinations with an acquisition date on or after November 1, 2009 The adoption of ASC Topic  805 is not expected to have a material impact on the Company’s financial condition or results of operations, however future acquisitions would be accounted for under the guidance.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2009 and 2008:

	Life
	Years	2009	2008

Oil and gas properties – successful efforts
method - unproved		$1,155,840	$1,097,783
Less allowance for impairment		(384,088)	_

Less accumulated depreciation, depletion amortization		_	_

		771,752	1,097,783

Depreciation expense of $0 and $508 was recognized during the years ended September 30, 2009 and 2008, respectively. At September 30, 2009 and 2008, the Company had no proven oil and gas properties and, accordingly, there was no amortization of oil and gas properties recorded during the years then ended.The Company unproven oil and gas properties were reviewed for impairment on a field-by-field basis as of September 30, 2009 and 2008. As a result of the review, the Company recognized an impairment loss of $384,088 and $0 for the years ended September 30, 2009 and 2008, respectively. The impairment loss is included in operating expenses on the accompanying statement of operations

Substantially all the Company’s reserves can only be produced economically through application of improved recovery techniques and are excluded from the proved classification until successful testing by a pilot project, or the operation of an installed program in the reservoir, provide support for the engineering analysis on which the project or program is based.

On November 1, 2006, the Company entered into a purchase and sale agreement (the “Agreement”) for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company is obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other categories of costs if all provisions of the agreement are met. The Company has made payments totaling $378,000 to the seller, which reduced the working interest to 8%. These payments are included in unproved oil and gas properties – successful efforts on the accompanying balance sheet as of September 30, 2009 and 2008.

Included in unproved oil and gas  properties is $352,560 of 2007 additions that were  acquired  in  exchange  for  shares of the  Company's common  stock that the Company's  former  Chief  Executive  Officer who is a major stockholder of the Company advised he transferred on behalf of the Company.  This amount is included in Convertible Debt to Stockholder/Officer.

NOTE 3 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO OFFICER/STOCKHOLDER

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

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO OFFICER/STOCKHOLDER-Continued

The balance in note payable to a stockholder of $289,997 is the principal due on advances from William Shrewsbury.  The note bears interest at 10% per year and due on demand. On June 15, 2007, the Company issued William Shrewsbury 333,333 shares of common stock at a market price of $0.77 per share for a total consideration of $256,666.  The proceeds were issued for a $100,000 reduction of a $270,000 loan owed to Mr.  Shrewsbury and the remaining $156,666 was treated as interest expense. During February 2009, the Company and Mr. Shrewsbury agreed to add $119,997 to shareholder advances to the outstanding note payable.

Mark Neuhaus, the former Chairman of the Board of  Directors  and former  Chief  Executive Officer of the  Company  caused the Company in September 2007 to  issue to him a convertible  promissory  note in the  amount  of  $1,199,886  bearing interest  at 8% per annum and due and payable  within two years for  payments in cash and  common  stock made on behalf of the  Company  through  that date.  The conversion  price is $0.28 per common  share (the market  price of the  Company's common  stock on the date of the note) which will  automatically  convert on the two-year  anniversary  of the  note if not  paid in  full  by the  Company.  The conversion price is subject to adjustments for anti-dilution. The Company disputed that the note was not supported by consideration or that it was properly authorized under Georgia law and on November 11, 2008 the Company entered into a settlement agreement with Mr. Neuhaus and his wife which included provisions cancelling the indebtedness represented by the note contingent on the closing of a third party transaction within 90 days of November 11, 2008. The Company was not successful in finalizing the transaction with the third party within the stipulated period resulting in the cancellation of the settlement agreement between the Company and Mark Neuhaus and his wife.

NOTE 4 – ASSET RETIREMENT OBLIGATION

In the period in which an asset retirement obligation is incurred or becomes reasonably estimable, the Company recognizes the fair value of the liability if there is a legal obligation to dismantle the asset and reclaim or remediate the property at the end of its useful life. The Company estimates the timing of the asset retirement based on an economic life determine by reference to similar properties and/or reserve reports. The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as expected economic recoveries of oil and gas, time to abandonment, future inflation rates and the adjusted risk-free rate of interest. When the liability is initially recorded, the Company capitalizes the cost by increasing the related property balances. This initial cost is depreciated or depleted over the useful life of the asset.

The Company has identified potential retirement obligations related to the Parks Lease and Contract Area #1 Lease. These retirement obligations are determined based on estimated costs to comply with abandonment regulations established by the Texas Railroad Commission and the State of Texas. Management has estimated the cost in today’s dollars, to comply with these regulations. These estimates have been projected out to the anticipated retirement date 10 years in the future. The anticipated future cost of remediation efforts is $186,650. The anticipated future cost of remediation efforts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The asset retirement obligation is $86,455 at September 30, 2009 and 2008. The Company has not recorded accretion on the asset retirement obligation due to minimal revenues.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2009 and 2008:

	2009	2008

Deferred tax assets:
Net operating losses	$1,450,986	$1,289,096
Accrued expenses	256,797	151,013
Valuation allowance	(1,707,783)	(1,440,109)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2009 were approximately $3,100,000.  The Company has total net operating losses available to the Company to offset future taxable income of approximately $4,300,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

	2009		2008
	Amount	Percent	Amount	Percent
Benefits for Income Tax at federal statutory rate	433,883	34%	230,391	34%

Change in valuation allowance	(267,623)	(21)	(159,331)	(24)
Non-deductible stock-based
Compensation	(166,260)	(13)	(71,060)	(10)

	$-	-%	$-	-%

The Company has tax net operating loss carry forwards totaling approximately $4,300,000, expiring in 2018 through 2029.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 6 - SEGMENT INFORMATION

As of September 30, 2009 and 2008 the Company’s only operating segment was in oil and gas operations.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY

PREFERRED STOCK

Mr. Neuhaus has represented that in May 2006 an employment agreement was entered into with Mr. Neuhaus the then president, CEO and Chairman of the Board.  Mr. Neuhaus claims that the agreement provided that he was to be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition he claims that the employment agreement granted to him 1,000 shares of preferred stock. The preferred stock which Mr. Neuhaus caused to be issued to himself had the following rights and privileges:

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

During the fiscal year 2006, Mr. Neuhaus waived his salary.  However, Mr. Neuhaus obtained a letter from Baron Capital Group, Inc. stating that value of the preferred stock was no greater than $1,018,000. On December 24, 2007, and in connection with Mr. Neuhaus’ resignation, the 1,000 preferred shares were exchanged for 10,715,789 common shares, which exchange assumed that the preferred stock had a value of $1,018,000.  Current management of the Company has not seen documentation establishing that an employment agreement existed between Mr. Neuhaus and the Company; that any such agreement was authorized in accordance with Georgia law or that the preferred stock was duly  authorized or validly issued in accordance with law.

COMMON STOCK

During the years ended September 30, 2008 and 2009, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities as follows:

On February 20, 2008, the Company sold 660,000 shares to private investors for cash proceeds of $43,000

On February 20,2008, the Company issued 150,000 shares to Frank Shafer for marketing services. The services were valued at $42,000

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

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY-continued

COMMON STOCK-continued

On or about September 12, 2008, an agreement was reached with The Investor Relation Group Inc (“TIRG”) settling pending litigation. As part of the settlement, TIRG received 75,000 shares of restricted common stock from the Company and 75,000 shares of unrestricted common stock on behalf of the Company by a third party shareholder. The Company also issued 100,000 shares of restricted common stock to the shareholder who acted as the third party facilitator of the settlement.

On October 6, 2008, the Company issued a total of 200,000 shares for services. The shares were issued to several contract personnel and were valued at $24,000 based on the quoted market price of the Company’s common stock on the date of issuance.

On January 9, 2009, the Company issued a total of 1,250,000 shares for services. The shares were issued to several contract personnel and were valued at $125,000 based on the quoted market price of the Company’s common stock on the date of issuance.

On February 5, 2009, Darren Bloom returned 1,300,000 shares to the Company in settlement of a legal dispute over compensation.

On February 27, 2009, the Company issued 2,581,073 shares to two shareholders in payment for outstanding cash advances to the Company. The shares were valued at $258,108 based on the quoted market price of the Company’s common stock on the date of issuance.

On February 27, 2009, the Company issued a total of 750,000 shares for services. The shares were issued to several contract personnel and were valued at $75,000 based on the quoted market price of the Company’s common stock on the date of issuance.

On February 27, 2009, the Company sold 100,000 shares to private investors for cash proceeds of $10,000.

On August 12, 2009, the Company issued 250,000 shares of restricted common stock for services. The services were valued at $20,000 based on the quoted market price of the Company’s common stock on the date of issuance.

On August 12, 2009 the Company sold 100,000 shares to a private investor for cash proceeds of $10,000

STOCK OPTIONS AND WARRANTS

On March  28,  2006,  warrants  to  purchase  a total of  800,000  shares of the Company's  common  stock at an exercise  price of $0.30 were issued to Michael A Cederstrom  (200,000  shares),  Douglas C.  Hewitt (300,000 shares) and Bobby Fellers (300,000 shares).  The  warrants  expires  on March  27,  2010 and are callable by the Company if the market  value of TX Holding common stock has been at least 2 1/2 times the exercise price ($0.75) for 20 consecutive trading days.

On September 28, 2007,  warrants to purchase a total of 2,000,000  shares of the Company's  common  stock at an exercise  price of $0.28 were issued to Michael A Cederstrom (1,000,000 shares) and Jose Fuentes (1,000,000 shares). The warrants expire on  September  30,  2011 and  vest over a two year period  with 1,000,000 shares vesting  September 28, 2008 and 1,000,000  shares  vesting  September 28, 2009. Fair value of $480,000 was

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY-continued

STOCK OPTIONS AND WARRANTS, continued

calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the year ended September 30, 2007, include (1) 4.75% discount rate, (2) warrant life is the expected remaining life of the options as of each year end, (3) expected volatility of 141.90%, and (4) zero expected dividends. Warrant expense of $120,000 and $190,000 was recorded during the years ended September 30, 2009 and 2008, related to these options.

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

On September 4, 2008 a warrant to purchase 300,000 shares of common stock of TX Holdings, Inc at an exercise price of $.50 was issued to Andrew Patzert. The warrants expired on June 22, 2009.

Following is a summary of outstanding stock warrants at September 30, 2009 and 2008 and activity during the years then ended:

			Weighted
	Number of	Exercise	Average
	Shares	Price	Price
Warrants at September 30, 2007	7,183,324	$0.28 – 0.50	$0.43
Issued	300,000	0.50	0.50
Exercised

Warrants at September 30, 2008	7,483,324	0.28 – 050	0.43
Forfeitures	(1,000,000)	0.28	0.28
Expired	(4,433,324)	0.50	0.50

Warrants at September 30,2009	2,050,000	0.28 - 0.30	0.29

A summary of outstanding warrants at September 30, 2009, follows:

			Contractual
	Number of	Exercise	Remaining Life
Expiration Date	Shares	Price	(Years)

March 2010	1,050,000	0.30	.5
September 2011	1,000,000	0.28	2.0

	2,050,000

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 8 – SUBSEQUENT EVENTS

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against several defendants for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation or reimbursement of expenses. Management believes that this matter can be resolved and will have no material effect on the Company’s operations.

Management has evaluated subsequent events through January 8, 2010, the date the financial statements were issued.

NOTE 9 – RELATED PARTY TRANSACTIONS

As described in Note 3, Mark Neuhaus caused the Company to issue a convertible promissory note in the amount of $1,199,886 bearing interest at 8% per year and due and payable within two years. The conversion price is $0.28 per common share which will automatically convert on the two-year anniversary of the note if not paid in full by the Company.  Mr. Neuhaus claims that this convertible promissory note is the result of the consolidation of stockholder advances made by him and entities he controls.

Included in the financial statements as of  September 30, 2009 and 2008 are advances from stockholder/officer of $49,247 and $284,845, respectively ..

In June 2007 the Company  entered  into a  strategic  alliance  agreement  with Hewitt Energy Group,  LLC to identify  reserves and prospects,  and to establish production from the projects  mutually owned or contemplated to be jointly owned by the entities in states of Texas,  Kansas and  Oklahoma.  Hewitt Energy Group, LLC is controlled by a former member of the Company's board of directors. During 2007 the Company's former Chief Executive Officer,  who is a major stockholder, claimed that he transferred stock on behalf of the Company with a market value of $352,560 to Hewitt Energy Group, LLC to acquire an interest in the Perth field in Kansas. There is currently a dispute as to the extent of the Company’s performance under the leases and agreement with Hewitt Energy.

	2009	2008

Beginning balance	$284,845	$-

Expenses paid and added to note/advance	131,863	284,845
Interest accrued	__	__
Common stock issued at fair market value for services
and added to advances	__	__
Stockholder’s advances previously reported as additional
paid-in capital	10,643	__
Advances repaid in Common Stock	(258,107)	__
Converted to convertible promissory note	(119,997)	__

Ending Balance	$49,247	$284,845-

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 10 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non cash investing and financing activities during the years ended September 30, 2008 and 2009:

	2009	2008

Advances from stockholders converted to
common stock	$258,107	$-
Stockholder advances previously reported as
additional paid-in capital	(10,643)	-
Common stock issued by the Company's
Former Chief Executive Officer and
Chairman for oil and gas property
acquisitions and an increase in advances
from officer/stockholder	-	-
Advances from officer/stockholder converted to
notes payable to a stockholder	119,997	-
Increase in property and equipment upon recognition
of asset retirement obligation		86,455

Note 11 – COMMITMENTS AND CONTINGENCIES

None

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2009 covered by this Annual Report on Form 10-KSB.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion is based upon the number and magnitude of the year end adjusting entries.

Management’s Report on Internal Control Over Financial Reporting

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

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with accounting principles generally accepted in the United States of America, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of September 30, 2009, under the criteria set forth in the in Internal Control—Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties.  The Company continues to implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting. Management’s report was not subject to attestation by our registered public accounting firm pursuant to temporary rules of the SEC that permit us to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2009, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons and Corporate Governance:

The following table shows the names, ages and positions held by our executive officers, directors and significant employees during the year ended September 30, 2009:

Name	Age	Position

William Shrewsbury	65	Chairman of the Board of Directors/CEO

Richard Novack	51	Director/President

Jose Fuentes	62	Chief Financial Officer

Martin Lipper	75	Director

Bobby S. Fellers	59	Director

Business Experience of Executive Officers and Directors

William “Buck” Shrewsbury, Chairman of the Board/CEO, age 65. Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering. He served as the IT Manager with a large steel mill for 19 years. Mr. Shrewsbury owns his own trucking company as well as being an agent for a major transportation company.

Richard Novack attended the Indiana University of Pennsylvania where he majored in Business Administration. Mr. Novack began his career in finance and subsequently started several business enterprises, including entities in the printing, vending and real estate industries.

Martin Lipper, Director, age 75, is a Korean War Veteran. Mr. Lipper graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics. Mr. Lipper began his career on Wall St. as a securities analyst specializing in bank stock analysis. He Joined the Bank of N.Y. and was the senior bank insurance and finance analyst. Later he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics. Mr. Lipper currently service as Senior Vice President and Research Director of Baron Group U.S.A.

Bobby S. Fellers, Directors - Mr. Fellers Joined TX Holdings on March 28, 2006 as a member of the board of directors. Mr. Fellers has over 30 years experience in the oil and gas industry in both field and offshore operations. Currently, Mr. Fellers is the principal of the Masada Family of Companies which includes Masada Oil and Gas Company, Ltd.

Jose Fuentes, Chief Financial Officer - Mr. Fuentes has over thirty-five years of financial related experience in the energy sector. The majority of his early career, after leaving public accounting, was spent at Atlantic Richfield Co., where he held several progressive financial roles including his most recent position as Vice President of Finance, Planning and Control for Arco Indonesia. From there, Mr. Fuentes served as Vice President of Finance and CFO at PJM Interconnection, LLC.  Mr. Fuentes received a Bachelor of Science degree in accounting from Saint John’s University in New York and is a Certified Public Accountant.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficiary more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission Based solely upon a review of Forms 3 and 4 (furnished to the Company during the year ended September 30, 2006 and two Forms 5 (no other Forms 5 nor written representations furnished to the Company having been furnished with respect to such year)  each of the current directors failed to file a Form 3 on a timely basis. Mr. Shrewsbury timely filed a Form 5 reporting the failure to file the Form 3 and 9 acquisitions that should have been reported on a Form 4 and which took place in February and March of 2008.  Mr. Lipper  filed a form 5 on November 14, 2008 reflecting his ownership of shares of the common stock of the Company  which should have been reported on a Form 3 including  7 acquisitions that took place in November and September of 2007 prior to his becoming a director and one in March of 2008. Timely filings were made for the period ended September 30, 2009.

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

Item 11 Executive Compensation

The following table sets forth all compensation accrued or  paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Shrewsbury Chairman and Chief Executive Officer	2009 2008	__ __ —	__ —	__ —	__ —	__ —	__ —	__ —	__ —
Mark Neuhaus (1) Former Chairman and Chief Executive Officer	2009 2008	__ 75,000	— —	— —	— —	— —	— —	— —	__ 75,000
MichaelA. Cederstrom (2) Former Chief Financial Officer	2009 2008	— —	— __	— —	— —	— —	— —	108,680	108,680
Jose Fuentes (2) Chief Financial Officer	2009 2008	104,000 104,000	— ----	— ---	— ---	— ---	— ---	— ---	104,000 104,000

(1)
During the year ended September 30, 2007, Mr. Neuhaus caused the Company to issue to him 1,000 shares of preferred stock. The stock was non convertible, but provided for 50% of the voting rights in the Company. On December 24, 2007, the preferred shares were canceled in exchange for 10,715,789 shares of the common stock of the Company.

(2)
On September 28, 2008 the Company granted Jose Fuentes and Michael A. Cederstrom warrants for their services, for each to purchase 1,000,000 shares of TX Holdings, Inc common stock at an exercise price of $0.28. The warrants expire on September 30, 2011

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to any of the foregoing officers during the periods covered herein. [The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the annual salary reported for them.]

GRANTS OF PLAN-BASED AWARDS

The following table sets forth the information about grants made to the Company’s named executive officers in 2008 pursuant to the 2004 Plan.

Equity Compensation Plan Information - Employment Agreements

On December 12, 2005, the Company issued 2,000,000 shares of the Company's Common Stock for the compensation of Darren Bloom, CFO, Secretary/Treasurer and member of the Board of Directors. The shares were issued pursuant to a three year employment contract which Mr. Bloom only served for 9 months. TX Holdings filed suit against Mr. Bloom for the return of the shares for breach of contract. The Company reached an agreement with Mr. Bloom whereby he  retained 700,000 shares and returned 1,300,000 shares to the Company

Mr. Neuhaus, the former president, CEO and chairman of the Board claims that an employment agreement was entered into between him and the Company in May 2006 which provided that Mr. Neuhaus was to be paid at the rate of $25,000 per month plus bonus based on oil and gas production. Mr. Neuhaus also claimed that the agreement provided that the Company issue to Mr. Neuhaus 1000 shares of preferred stock with no right of conversion to common stock. The preferred stock provided Mr. Neuhaus with voting rights equivalent to 50% of the common shares issued by the Company. During the fiscal year 2006 Mr. Neuhaus waived his monthly salary.  On December 24th, 2007, Mark Neuhaus resigned all his positions with the Company and the preferred stock was canceled in exchange for 10,715,789 shares of common stock.

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

Option Warrant Grants During 2009 and 2008 Fiscal Years

There were no options or warrants granted to executive officers or directors during the 2009 and 2008 fiscal years.

Aggregated Option Exercises During 2009 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2009 fiscal year and number and value of such options held at fiscal year-end.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2009.

Number of Securities Underlying Unexercised Options at Fiscal Year-End (#)					Value of Unexercised In-the-Money Options at Fiscal Year-End ($) (1)
Shares Acquired
Name	on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
W.A. Alexander	N/A	N/A	250,000	-0-	-0-	-0-
Michael A Cederstrom	N/A	N/A	200,000	-0-	-0-	-0-
Jose Fuentes	N/A	N/A	1,000,000	-0-	-0-	-0-
Bobby S. Fellers	N/A	N/A	300,000	-0-	-0-	-0-
Douglas C. Hewitt	N/A	N/A	300,000	-0-	-0-	-0-

(1)	Based on the closing price of $0.065 at September 30, 2009

Director’s Compensation

The following table sets forth all fees and compensation paid or earned by the Company’ directors for the fiscal years 2009, 2008.

DIRECTORS' COMPENSATION TABLE
		Fees
		earned in			Non-equity
Name and		paid in	Stock	Option	Incentive plan	All other
Principal		cash	Awards	Awards	compensation	compensation	Total
Position	Year	$	$	$	$	$	$
Bobby Fellers	2009	0	0	n/a	n/a	n/a	n/a
	2008	0	0	n/a	n/a	n/a	n/a

Martin Lipper	2009	0	0	n/a	n/a	n/a	n/a
	2008	0	0	n/a	n/a	n/a	n/a
Rob Hutchings	2009	0	0	n/a	n/a	n/a	n/a
	2008	0	0	n/a	n/a	n/a	n/a

Mark Neuhaus has represented that on March 28, 2006, the Company entered into a consulting agreement with Douglas C. Hewitt to provide technical support and advice in setting up the oil and gas operations. Mr. Hewitt was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants will expire on March 27, 2010.

Mr. Hewitt was appointed a director of the company March 28, 2006 and he resigned from the Board on July 27, 2007.

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

On December 24, 2007 Mr. Hutchings was appointed director and president of the Company. Mr. Hutchings has not received any compensation as president or director. Mr. Hutchings resigned as director and president on August 4, 2009.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Title	Name of beneficial owner (A)	Beneficial Ownership Number of shares (B)	Percent of class
Former CEO/Chairman	Mark Neuhaus	9,323,813	19.2 (C)
Chairman/CEO	William Shrewsbury	7,251,184	15.1
Director	Martin Lipper	286,166.6
President/Director	Richard Novack	1,016,587	2.1
Director	Bobby Fellers	300,000	.6(D)
CFO	Jose Fuentes	1,500,000	3.1(E)
All Officers and Directors As a group (5)		10,353,937	21.5(F)

(A) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 12080 Virginia Blvd. Ashland Kentucky 41102.

(B) Based upon shares of common stock outstanding as of December 8, 2009, together with securities exercisable or convertible into shares of common stock within 60 days of December 8, 2009 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December, 2009 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(C) Of which 2,323,813 shares are owned by MA&N.

(D) Represents 300,000 warrants issued during fiscal year to Mr. Fellers for his role as a Company Director.

(E) Represents 1,000,000 warrants issued to Jose Fuentes for his specific role with the Company during the fiscal year 2007 and, 500,000 shares of common stock.

(F) Total number of shares and % ownership includes all directors and officers as of December 8, 2009

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Item 13 Certain Relationships and Related Transactions

Particular Transactions

There have been no transactions since the beginning of the last fiscal year, or any currently proposed transaction, between the Company and any officer, director, nominee for election as director, or any shareholder owning more than 5% of the Company's outstanding shares, or any member of any such individual's immediate family, as to which the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000, or one percent of the average of the company’s total assets at year-end for the last three completed fiscal years except as set forth below:

In November, 2006, the Company entered into agreements to purchase, from Masada Oil and Gas, Inc. a company beneficially owned a 100% by Bobby S. Fellers, two fields for the amount of $221,426. Mr. Fellers is a Member of the Board of Directors of the Company.  Mr. Fellers through his company has retained a 40% working interest in the Contract Area #1 field and a 25% working interest in the Park's Lease. The Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

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

As of September 30, 2009, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand. Mr. Shrewsbury has also provided the Company with a cash advance of $16,050 which was used for operating expenses.

On November 11, 2008 the Company entered into a settlement agreement with Mark Neuhaus and Nicole Neuhaus. Mark Neuhaus is the former Chief Executive Officer and a former director of the Company. The agreement was subject to the Company finalizing a transaction with a third party involving certain oil and gas properties within 90 days of November 11, 2008 ("Third Party Closing"). If the third party transaction closes, the agreement provided for mutual general releases between the Company, Mark Neuhaus and Nicole Neuhaus. In connection with the agreement, seven million shares of the common stock of the Company previously issued to Mark Neuhaus were delivered to the Company to be held pending the Third Party Closing. If the Third Party Closing occured within the 90 day period, (1) four million five hundred thousand of the deposited shares were to be cancelled and returned to authorized but unissued shares of the Company,(2) two million five hundred thousand of the deposited shares would be delivered to Nicole Neuhaus and (3) certain alleged claims of Mark Neuhaus against the Company for compensation and reimbursement for advances in the aggregate amount of $178,862 and a purported indebtedness of the Company to Mark Neuhaus in the amount of $1,303.876,including interest accrued  through October 31, 2008 and represented by a convertible note dated as of September 28, 2007 would be cancelled. If the Third Party Closing did not occured within 90 days of November 11, 2008 the settlement agreement would be void and of no force and effect and the deposited shares will be returned.. The Company was not successful in finalizing the transaction with the third party within the stipulated period resulting in the cancellation of the settlement agreement between the Company and Mark Neuhaus and Nicole Neuhaus

Controlling Persons

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

Director Independence

Our board of directors consists of Messrs. Shrewsbury, Novack, Fellers and Lipper. No board member is considered to be “independent” as defined by Section 803A of the American Stock Exchange Listing Standards. The board considers all relevant facts and circumstances in its determination of independence of all members of the board (including any relationships set forth in this Form 10-KSB under the heading “Certain Related Person Transactions”).

Item 14 Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Ham, Langston & Brezina, L.L.P. for the audit of our annual financial statements for fiscal year 2009 and fiscal year 2008 and the aggregate fees paid or accrued for audit-related services and all other services rendered by Ham, Langston & Brezina, L.L.P. for fiscal year 2009 and fiscal year 2008:

	2009	2008

Audit fees	$39,000	$40,000
Audit-related fees	-	1,500
Tax fees	-	-
All other fees	-	-

Total	$39,000	$41,500

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The Category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Ham, Langston & Brezina, L.L.P. was compatible with the maintenance of that firm’s independence in the conduct of its audits.

Item 15 Exhibits and Reports on Form 8-K

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

Dated: January 8, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury	Chairman of the Board of Directors,
William “Buck” Shrewsbury	and Chief Executive Officer
: January 8, 2010

/s/Richard Novack	President
Richard Novack
: January 8, 2010

/s/Jose Fuentes	Chief Financial Officer
Jose Fuentes
: January 8, 2010

/s/Bobby S. Fellers	Director
Bobby S. Fellers
: January 8, 2010

/s/ Martin Lipper	Director
Martin Lipper
: January 8, 2010

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