Form 10-Q
period 2009-12-31
TX Holdings, Inc.
filed 2010-02-12
CIK 1133798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

[X]  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                For the quarterly period ended December 31, 2009
                          ___________________________

[ ]  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the transition period from _____to _____

                          Commission File No. 0-32335

                               TX HOLDINGS, INC.

       (Exact name of small business issuer as specified in its charter)

               GEORGIA                               58-2558702
               -------                               ----------
   (State or other jurisdiction of      (I.R.S. Employer Identification. No.)
    incorporation or organization)


                              12080 Virginia Blvd.
                               Ashland, KY  41102
                          ___________________________

                         (Principal Address of Issuer)

                                 (606) 928-1131
                          ___________________________

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

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Smaller reporting company [X]

Indicate by check mark whether the Registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act) YES [ ]   NO [X]

Transitional Small Business Disclosure Format (check one): YES [ ]   NO [X]

As of February 12, 2009 there were 51,236,897 shares of common stock outstanding.

                               TX HOLDINGS, INC.
                                   FORM 10-Q
                    FOR THE QUARTER ENDED DECEMBER 31, 2009

                               TABLE OF CONTENTS

                          PART 1-FINANCIAL INFORMATION

Item 1      Condensed Financial Statements

            Unaudited Balance Sheets as of December  31, 2009 and Audited Balance Sheet as of  September 30, 2009         3

            Unaudited Statements of Operations for the Three Months Ended December 31, 2009 and 2008,
            and for the Period From Inception of the Development Stage, October 1, 2004, to December 31 2009              4

            Unaudited  Statement of Changes in Stockholders' Deficit for the Three Months Ended December 31, 2009
            and Audited Statement of Changes in Stockholders' Deficit  for the Period From Inception of the
            Development Stage, October 1, 2004 to September 30, 2009                                                      5

            Unaudited Statements of Cash Flows for the Three Months Ended December 31, 2009 and 2008, and
            for the Period From Inception of the Development Stage, October 1, 2004, to December 31, 2009                11

            Notes to Unaudited Financial Statements                                                                      12

Item 2      Management's Discussion and Analysis of Financial Condition and Results of Operations                        26

Item 4(T)   Controls and Procedures                                                                                      27


                           PART II-OTHER INFORMATION

Item 1      Legal Proceedings                                                                                            28

Item 2      Unregistered Sales of Equity Securities and Use of Proceeds                                                  28

Item 3      Defaults upon Senior Securities                                                                              28

Item 4      Submission of Matters to a Vote to Security Holders                                                          28

Item 5      Other Information                                                                                            28

Item 6      Exhibits                                                                                                     29

SIGNATURES                                                                                                               30

                               TX Holdings, Inc.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                                 Balance Sheets
                    December 31, 2009 and September 30, 2009
--------------------------------------------------------------------------------
                                                       Unaudited      Audited
                                                     December 31,  September 30,
                                                         2009          2009
                                                     ------------- -------------
          ASSETS

Current assets:
  Cash and cash equivalents                          $     10,045  $      6,588
  Accounts Receivable-(Net of Allowance for Doubtful            _             _
   Accounts)
                                                     ------------- -------------
     Total current assets                                  10,045         6,588

Unproved oil and gas properties-successful efforts,
 net                                                      771,752       771,752
Other                                                      52,000        50,000
                                                     ------------- -------------

       Total Assets                                  $    833,797  $    828,340
                                                     ============= =============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to a stockholder                     $    289,997  $    289,997
  Accounts payable and accrued liabilities                793,651       755,285
  Accounts payable-related party                          158,308       158,308
  Advances from stockholder/officer                        42,347        49,247
 Convertible debt to stockholder/officer                1,199,886     1,199,886
                                                     ------------- -------------
    Total current liabilities                           2,484,189     2,452,723


Asset Retirement Obligation                                86,455        86,455
                                                     ------------- -------------
   Total Liabilities                                    2,570,644     2,539,178

Commitments and contingencies

Stockholders' deficit
   Preferred stock: no par value, 1,000,000 shares
    authorized no shares outstanding as of
    December 31,2009 and September 30,2009                      _             _
  Common stock:no par value, 250,000,000 shares
    authorized, 51,236,897 and 47,636,897 shares
    issued and outstanding at December 31, 2009
    and September 30, 2009, respectively               10,448,552    10,216,052
  Additional paid-in capital                            1,379,409     1,379,409
  Accumulated deficit                                  (1,803,507)   (1,803,507)
  Losses accumulated in the development stage         (11,761,301)  (11,502,792)
                                                     ------------- -------------

      Total stockholders' deficit                      (1,736,847)   (1,710,838)
                                                     ------------- -------------

    Total liabilities and stockholders' deficit      $    833,797  $    828,340
                                                     ============= =============

    The accompanying notes are an integral part of the financial statements.

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
                       UNAUDITED STATEMENTS OF OPERATIONS
 For the Three Months Ended December 31, 2009, and 2008 and for the Period From
    Inception of the Development Stage, October 1, 2004 to December 31, 2009
--------------------------------------------------------------------------------

                                                                   Inception of
                                            THREE MONTHS ENDED      Development
                                         -------------------------   Stage to
                                         December 31, December 31, December 31,
                                             2009         2008         2009
                                         ------------ ------------ -------------

Revenue                                  $     6,406  $       449  $     22,618
                                         ------------ ------------ -------------

Operating expenses, except items shown
  separately below                       $    55,126  $    85,985  $  2,196,827
  Stock-based compensation                   177,500            -     7,390,004
  Professional fees                                        84,000     1,171,790
  Impairment Expense                                                    315,866
  Lease expense                                    -            -        17,392
  Depreciation expense                             -            -         3,146
  Advertising expense                              -            -        83,265
                                         ------------ ------------ -------------

     Total Operating Expenses                232,626      169,985    11,178,290

Loss from operations                        (226,220)    (169,536)  (11,155,672)
                                         ------------ ------------ -------------

Other income and (expense):
  Legal settlement                                 -            -       204,000
  Other income                                     -            -           714
  Loss on Write-off of leases and                  -            -       (11,202)
   equipment
  Forbearance agreement costs                      -            -      (211,098)
  Interest expense                           (32,289)     (29,861)     (588,043)
                                         ------------ ------------ -------------

   Total other income and (expenses),
    net                                      (32,289)     (29,861)     (605,629)
                                         ------------ ------------ -------------

Net loss                                 $  (258,509) $  (199,397) $(11,761,301)
                                         ============ ============ =============

Net loss per common share
   basic and diluted                     $      0.01  $         -
                                         ============ ============

Weighted average number of common shares
   outstanding-basic and diluted          46,272,587   43,894,954
                                         ============ ============

    The accompanying notes are an integral part of the financial statements.

                                                         TX HOLDINGS, INC.
                                               A CORPORATION IN THE DEVELOPMENT STAGE
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Period from Inception of the Development Stage, October 1, 2004, to December 31, 2009
------------------------------------------------------------------------------------------------------------------------------------




                                                                                                               Losses
                                                 Preferred                                                    Accumulated
                                                    Stock          Common Stock      Additional                 in the
                                                ------------- ----------------------  Paid-In   Accumulated    Develop-
                                                Shares Amount   Shares      Amount     Capital     Deficit    ment Stage    Total
                                                ------ ------ ----------- ---------- ---------- ------------ ------------ ----------

Balance at September 30, 2004                        -     $-  15,793,651 $1,532,111   $      - $(1,912,397)   $       -  $(380,286)

Inception of the development
 stage on October 1, 2004                            -      -           -          -          -           -            -          -
Common stock issued for
 professional services                               -      -     450,000     40,000          -           -            -     40,000
Common stock issued for
 prepaid services                                    -      -     100,000     10,000          -           -            -     10,000
Common stock issued to
 settle accounts payable                             -      -     361,942     36,194          -           -            -     36,194
Warrants issued under
 forbearence agreement                               -      -           -          -    211,098           -            -    211,098
Net income (loss)                                    -      -           -          -          -     108,890     (449,790)  (340,900)
                                                ------ ------ ----------- ---------- ---------- ------------ ------------ ----------

Balance at September 30, 2005                        -     $-  16,705,593 $1,618,305   $211,098 $(1,803,507)   $(449,790) $(423,894)
                                                ------ ------ ----------- ---------- ---------- ------------ ------------ ----------

                              The accompanying notes are an integral part of the financial statements

                                                         TX HOLDINGS, INC.
                                               A CORPORATION IN THE DEVELOPMENT STAGE
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Period from Inception of the Development Stage, October 1, 2004, to December 31, 2009
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                             Losses

                                                                                                            Accumulated
                                          Preferred Stock       Common Stock       Additional                 in the
                                         ----------------- -----------------------  Paid-In   Accumulated    Develop-
                                         Shares   Amount      Shares      Amount     Capital     Deficit    ment Stage     Total
                                         ------ ---------- ------------ ---------- ---------- ------------ ------------ ------------

Balance at September 30, 2005                 - $        -  16,705,593  $1,618,305   $211,098 $(1,803,507) $  (449,790) $  (423,894)

Common stock issued for
 professional services                        -          -   4,649,300   2,318,295          -           -            -    2,318,295
Common stock issued for cash                  -          -   4,633,324   1,164,997          -           -            -    1,164,997
Common stock issued upon
 exercise of warrants                         -          -     294,341       2,944          -           -            -        2,944
Common stock surrendered                      -          -    (500,000)          -          -           -            -            -
Warrants issued for services                  -          -           -           -    376,605           -            -      376,605
Preferrd stock issued to the
 Company's chief executive
 officer/stockholder                      1,000  1,018,000           -           -          -           -            -    1,018,000
Net income (loss)                             -          -           -           -          -           -   (5,015,719)  (5,015,719)
                                         ------ ---------- ------------ ---------- ---------- ------------ ------------ ------------

Balance at September 30, 2006             1,000 $1,018,000  25,782,558  $5,104,541   $587,703 $(1,803,507) $(5,465,509) $  (558,772)
                                         ------ ---------- ------------ ---------- ---------- ------------ ------------ ------------


                              The accompanying notes are an integral part of the financial statements

                                                         TX HOLDINGS, INC.
                                               A CORPORATION IN THE DEVELOPMENT STAGE
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Period from Inception of the Development Stage, October 1, 2004, to December 31, 2009
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                             Losses
                                                                                                            Accumulated
                                           Preferred Stock       Common Stock      Additional Accumulated     in the
                                          ----------------- ----------------------  Paid-In                  Develop-
                                          Shares   Amount     Shares      Amount     Capital    Deficit     ment Stage     Total
                                          ------ ---------- ----------- ---------- ---------- ------------ ------------ ------------

Balance at September 30, 2006              1,000 $1,018,000  25,782,558 $5,104,541   $587,703 $(1,803,507) $(5,465,509) $  (558,772)

Common stock issued for
 professional services                         -          -   3,475,555  2,501,222          -           -            -    2,501,222
Contribution by stockholder                    -          -           -          -     53,325           -            -       53,325
Warrants issued for service                    -          -           -          -    159,381           -            -      159,381
Common stock issued upon
 exercise of warrants                          -          -     355,821     75,461          -           -            -       75,461
Common stock issued in settle-
 ment of notes payable and
 and interest                                  -          -     833,333    546,666          -           -            -      546,666
Common stock issued in settle-
 of accounts payable                           -          -   1,437,088    215,114          -           -            -      215,114
Net loss                                       -          -           -          -          -           -   (4,085,033)  (4,085,033)
                                          ------ ---------- ----------- ---------- ---------- ------------ ------------ ------------

Balance at June 30, 2007                   1,000 $1,018,000  31,884,355 $8,443,004   $800,409 $(1,803,507) $(9,550,542) $(1,092,636)
                                          ====== ========== =========== ========== ========== ============ ============ ============




                              The accompanying notes are an integral part of the financial statements

                                                         TX HOLDINGS, INC.
                                               A CORPORATION IN THE DEVELOPMENT STAGE
                                           STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                   For the Period from Inception of the Development Stage, October 1, 2004, to December 31, 2009
------------------------------------------------------------------------------------------------------------------------------------


                                                                                                             Losses
                                                                                                           Accumulated
                                       Preferred Stock         Common Stock       Additional                 in the
                                    --------------------- -----------------------  Paid-In   Accumulated    Develop-
                                     Shares     Amount       Shares      Amount     Capital     Deficit     ment Stage     Total
                                    -------- ------------ ------------ ---------- ---------- ------------ ------------- ------------

Balance at September 30, 2007         1,000  $ 1,018,000   31,884,355  $8,443,004 $  800,409 $(1,803,507) $ (9,550,542) $(1,092,636)

Common stock issued in
 exchange of preferred stock         (1,000)  (1,018,000)  10,715,789   1,018,000          -           -             -            -
Common stock issued for
 professional services                    -            -      450,680     128,440          -           -             -      128,440
Common stock issued for
 cash                                     -            -      780,000      73,000          -           -             -       73,000
Common stock issued in
 settlement of legal claim                -            -      175,000      31,500          -           -             -       31,500
Contribution by stockholder               -            -            -           -     10,643           -             -       10,643
Common stock returned
 to treasury                              -            -     (300,000)          -          -           -             -            -
Accrued salary contributed by
 officer/stockholder                      -            -            -           -    125,000           -             -      125,000
Accounting for employee
 stock warrants                           -            -            -           -    190,000           -             -      190,000
Accounting for options issued
 to a consultant                          -            -            -           -     19,000           -             -       19,000
Net loss                                  -            -            -           -          -           -      (676,123)    (676,123)
                                    -------- ------------ ------------ ---------- ---------- ------------ ------------- ------------

Balance at September 30, 2008             -  $         -   43,705,824  $9,693,944 $1,145,052 $(1,803,507) $(10,226,665) $(1,191,176)
                                    ======== ============ ============ ========== ========== ============ ============= ============


                              The accompanying notes are an integral part of the financial statements

                                                    TX HOLDINGS INC.
                                         A CORPORATION IN THE DEVELOPMENT STAGE
                                      STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
              For the Period from Inception of the Development Stage, October 1, 2004 to December 31, 2009
-------------------------------------------------------------------------------------------------------------------------

                                                                                                Losses
                                                                                              Accumulated
                                                                    Additional                   in the
                         Preferred Stock        Common Stock         Paid in                  Development
                         ---------------- ------------------------ -----------  Accumulated      Stage
                         Shares   Amount     Shares      Amount      Capital      Deficit                       Total
                         ---------------- ------------------------ ----------- ------------- -------------- -------------

Balance at
September 30, 2008          _        _     43,705,824  $ 9,693,944 $1,145,052  $ (1,803,507) $ (10,226,665) $ (1,191,176)

Common stock issued
 in Payment for
 Shareholders'advances      _       _       2,581,073      258,108          _             _              _       258,108

 Common stock issued
  for professional
  services                  _       _       2,450,000      244,000          _             _              _       244,000

Common stock sold
  to private investors      _       _         200,000       20,000          _             _              _        20,000

Common stock returned
 to treasury                _       _      (1,300,000)      _               _             _              _             _

Shareholders' advances
previously reported as
Additional Paid in          _       _               _       _                             _              _
 Capital                                                              (10,643)                                   (10,643)

Imputed salary
 contributed
 by                         _       _               _       _                             _              _
  officer/stockholder                                                 125,000                                    125,000

Accounting for
 employee
 stock warrant              _       _               _       _         120,000             _              _       120,000

  Net Loss                  _       _               _       _               _             _     (1,276,127)   (1,276,127)

Balance at
                         ------- -------- ------------ ----------- ----------- ------------- -------------- -------------
September 30, 2009          _        _     47,636,897  $10,216,052 $1,379,409  $ (1,803,507) $ (11,502,792) $ (1,710,838)
                         ======= ======== ============ =========== =========== ============= ============== =============


   The accompanying notes are an integral part of these financial statements.

                                                    TX HOLDINGS INC.
                                         A CORPORATION IN THE DEVELOPMENT STAGE
                                UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
             For the Period from Inception of the Development Stage , October 1, 2004 to December 31, 2009
------------------------------------------------------------------------------------------------------------------------

                                                                                         Losses
                                                                                      Accumulated
                                                            Additional                   in the
                    Preferred Stock       Common Stock       Paid in   Accumulated    Development
                    ---------------- ---------------------- ----------
                     Shares  Amount    Shares     Amount     Capital      Deficit        Stage             Total
                    ---------------- ---------------------- ---------- ------------- -------------- --------------------

Balance at
September 30, 2009     _        _    47,636,897 $10,216,052 $1,379,409 $ (1,803,507) $ (11,502,792)        $ (1,710,838)

 Common stock
  issued
  for professional
  services             _        _     2,500,000     177,500          _            _             _               177,500

Common stock sold
  to private           _        _                                    _            _             _
   investors                          1,100,000      55,000                                                      55,000

  Net Loss             _        _             _           _          _            _       (258,509)            (258,509)

Balance at
                    -------- ------- ---------- ----------- ---------- ------------- -------------- --------------------
December 31,2009       _        _    51,236,897 $10,448,552 $1,379,409 $ (1,803,507) $ (11,761,301)        $ (1,736,847)
                    ======== ======= ========== =========== ========== ============= ============== ====================


The accompanying notes are an integral part of the financial statements.

                                     TX HOLDINGS, INC.
                           A CORPORATION IN THE DEVELOPMENT STAGE
                             UNAUDITED STATEMENTS OF CASH FLOWS
       For the Three Months Ended December 31, 2009 and 2008 and for the Period From
         Inception of the Development Stage, October 1, 2004, to December 31, 2009
--------------------------------------------------------------------------------------------
                                                                           Inception of
                                                                            Development
                                                THREE MONTHS ENDED           Stage to
                                             --------------------------
                                              12/31/2009   12/31/2008       12/31/2009
                                             ------------ ------------ ---------------------
Cash flows used by operating activities:
 Net loss                                    $  (258,509) $  (199,397)        $ (11,761,301)
 Adjustments to reconcile net loss to net
  cash used in operating activities:
      Warrants issued for forbearance                  _            _
       agreement                                                                    211,098
      Loss on disposal of equipment                    _            _                11,202
      Impairment of unproved oil and gas
       properties                                                                   384,088
      Depreciation expense                             _            _                 3,146
      Bad Debt Expense                                 _            _                 1,729
      Common and preferred stock issued for
       services                                  177,500       24,000             5,997,839
      Accounting for Warrants issued to
       employees and a consultant                      _            _               329,000
      Warrants issued for services                     _            _               376,605
      Common stock issued to settle accounts           _            _
       payable                                                                      251,308
      Common stock issued in payment of                _            _
       interest expense                                                             196,666
      Common stock issued by an
       officer/stockholder to satisfy
       expenses of the Company and increase            _            _
       stockholder advances                                                         616,750
      Common stock issued in settlement of             _            _
       legal claim                                                                   31,500
      Accrued salary contributed by                    _            _
       stockholder/former officer                                                   250,000
      Changes in operating assets and
       liabilities:
        Accrued stock-based compensation
         reversal resulting from legal claim           _            _
         settlement                                                                (231,000)
        Prepaid expenses and other assets         (2,000)           _               (51,750)
        Accounts receivable                            _         (448)               (1,729)
        Accounts payable and accrued
         liabilities                              38,366      113,198             1,698,848
                                             ------------ ------------ ---------------------
 Net cash used by operating activities           (44,643)     (62,647)           (1,686,001)
                                             ------------ ------------ ---------------------

Cash flows used in investing activities:
      Deposits paid for oil and gas property           _            _
       acquisitions                                                                (378,000)
      Property and equipment additions                 _      (58,057)             (414,613)
                                             ------------ ------------ ---------------------
 Net cash used in investing activities                 _      (58,057)             (792,613)
                                             ------------ ------------ ---------------------

Cash flows provided by financing activities:
      Proceeds from stockholder/officer                _            _
       contribution                                                                  10,643
      Repayment of note payable to a bank              _            _               (20,598)
      Proceeds from note payable to                    _            _
       stockholder                                                                  520,000
      Proceeds from sale of common stock          55,000            _             1,312,997
      Proceeds from exercise of warrants               _            _                78,404
      Proceeds from stockholder/officer
       advances                                   (6,900)     117,804               587,213
                                             ------------ ------------ ---------------------
 Net cash provided by financing activities        48,100      117,804             2,488,659
                                             ------------ ------------ ---------------------

Increase (Decrease) in cash and cash
 equivalents                                       3,457       (2,900)               10,045
Cash and cash equivalents at beginning of                                                 _
 period                                            6,588        3,558
                                             ------------ ------------ ---------------------

Cash and cash equivalent at December 31,
 2009 and 2008                               $    10,045  $       658         $      10,045
                                             ============ ============ =====================

Supplemental Information
  Cash paid for interest expense             $         _  $         -
                                             ============ ============
  Cash paid for income taxes                 $         _  $         -
                                             ============ ============

 The accompanying notes are an integral part of the financial statements.

                               TX HOLDINGS, INC.
           A CORPORATION IN THE DEVELOPMENT STAGE NOTES TO UNAUDITED
                         CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America ("US GAAP"), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company's 2009 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2010.

CAUTIONARY NOTE TO U.S. INVESTORS

THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION PERMITS OIL AND GAS COMPANIES, IN THEIR FILINGS WITH THE SEC, TO DISCLOSE ONLY PROVED RESERVES THAT A COMPANY HAS DEMONSTRATED BY ACTUAL PRODUCTION OR CONCLUSIVE FORMATION TESTS TO BE ECONOMICALLY AND LEGALLY PRODUCIBLE UNDER EXISTING ECONOMIC AND OPERATING CONDITIONS. WE USE CERTAIN TERMS HEREIN, SUCH AS "PROBABLE", "POSSIBLE", "RECOVERABLE",AND "RISKED," AMONG OTHERS, THAT THE SEC'S GUIDELINES STRICTLY PROHIBIT US FROM INCLUDING IN FILINGS WITH THE SEC. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE ADDITIONAL FACTORS WHICH MAY AFFECT OUR BUSINESS

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

The Company is engaged in the exploration, development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. The Company is also pursuing acquisitions in Ohio, Pennsylvania, West Virginia and Wyoming. In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada"). Masada has previously served as the operator on two leases in which TX Holdings currently holds interest in the counties of Callahan and Eastland, Texas. TX Holding's leases and the related working interests are as follows:

     a.  Contract  Area  #  1,  8.5%  Working  Interest;
     b.  Park's  Lease,  75%  Working  Interest;

The Contract Area #1 leases include a total of 247 acres and a total of 36 wells. D-Bar Leasing is the operator of record for all 36. The lease has eighteen wells capable of production although production of the wells is minimal (from 3 to 5 bbls per day). The Company believes it may be able to achieve higher production rates through the development of an effective water flood program. The water flood program involves the injection of water into the field through injection wells to force the oil to the production wells and thereby increase the production rate.

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT'D

OVERVIEW OF BUSINESS-CONT'D

The Parks lease covers 320 acres in which the company owns a 75% working interest and Masada owns the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells with minimal production rates (2 to 3 bbls per day).

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

In April 2006 TX Holdings acquired a 75% working interest in the Parks Lease located in Callahan County, Texas. In February 2006 TX Holdings entered into a Memorandum of Understanding with Masada Oil and Gas Inc. and subsequently acquired an 8.5% working interest in an oil and gas lease known as Contract Area #1 located in Texas.

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

HISTORY AND CORPORATE STRUCTURE-CONT'D

Strategic Alliance Agreement and to negotiate the participation in individual projects. During 2007, the Company's former Chief executive Officer claimed that he transferred stock on behalf of the Company with a market value of $352, 560 to Hewitt to acquire an interest in the Perth field in Kansas. There is currently a dispute as to the extent of the Company's performance under the leases and agreement with Hewitt Energy.

From July through September 2006 the Company raised $1,240,000 in a Private Placement offering. The funds raised were used to purchase interests in three oil and gas fields located in Texas as described above. Development of the fields began on November 1, 2006, by way of cleaning up the fields and preparing the wells located in the fields for testing required by the State of Texas. The testing of wells located in the Williams Field was completed as of April 30, 2008. In November 2007, the Company began work on the Parks Lease.

The Company has experienced substantial costs for engineering and other professional services during 2005 through 2009 in making the attempt to transition to an oil and gas exploration and production company from its current development stage status.

GOING CONCERN CONSIDERATIONS

Since it ceased its former business operations, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the financial statements are presented in accordance with FASB Accounting Standards Codification ("ASC") Topic 915 Development Stage Entities (formerly) Statement of Financial Accounting Standards ((SFAS) No.7, Accounting and
Reporting  by  Development-Stage  Enterprises.

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

These factors raise substantial doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuing operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital and to implement a successful business plan to generate profits sufficient to become financially viable. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and calculated estimates that affect (a) certain reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements, and (c) the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, measurement of stock based compensation, and the asset retirement obligation on oil and gas properties. The Company bases its estimates on historical experience and various other common assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE AND PROVISION FOR BAD DEBTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management's assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was $1,729 and $1,729 as of December 31, 2009 and September 30, 2009, respectively.


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

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT'D

PROPERTY AND EQUIPMENT-CONT'D


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

ASSET RETIREMENT OBLIGATION

The Company follows ASC Topic 410," Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost is included in unproved oil and gas property in the accompanying balance sheets. The Company's asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.

REVENUE RECOGNITION

Currently the Company has limited revenue from oil and gas operations. Once the Company begins to receive higher revenue from oil and gas operations it will be recognized upon the delivery of the oil or gas to the purchaser of the oil or gas.

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At December 31, 2009 the Company has outstanding 2,050,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have exercise prices ranging from $0.28 to $0.50 per share and expire at various dates through September 2011.

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

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT'D

INCOME TAXES-CONT'D

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


FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of December 31, 2009 and September 30, 2009. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

On December 31, 2008, the SEC published the final rules and interpretations updating its oil and gas reporting requirements. Many of the revisions are updates to definitions in the existing oil and gas rules to make them consistent with the petroleum recourse management system, which is a widely accepted standard for the management of petroleum resources that was developed by several industry organizations. Key revisions include changes to the pricing used to estimate reserves utilizing a 12-month average price rather than a single day spot price which eliminates the ability to utilize subsequent prices to the end of a reporting period when the full cost ceiling was exceeded and subsequent pricing exceeds pricing at the end of a reporting period, the ability to include nontraditional resources in reserves, the use of new technology for determining reserves, and permitting disclosure of probable and possible reserves. The SEC will require companies to comply with the amended disclosure requirements

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT'D

RECENTLY ISSUED ACCOUNTING STANDARDS, CONT'D

for registration statements filed after January 1, 2010, and for annual reports on Form 10-K for fiscal years ending on or after December 15, 2009. Early adoption is not permitted. The Company is currently assessing the impact that the adoption will have on the Company's disclosures, operating results, financial position and cash flows.

In June 2009, the FASB issued Statement of Financial Accounting Standards ("SFAS") No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162" ("SFAS 168"). The FASB Accounting Standards Codification TM, ("Codification" or "ASC") became the source of authoritative GAAP recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of SFAS 168, the Codification superseded all then-existing non-SEC accounting and reporting standards. All other non-grandfathered non-SEC accounting literature not included in the Codification became non-authoritative.

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

In May 2009, the FASB issued ASC Topic 855, Subsequent Events (formerly SFAS No. 165, Subsequent Events) which establishes general standards for the evaluation, recognition and disclosure of events and transactions that occur after the balance sheet date. Although there is new terminology, the standard is based on the same principles as those that currently exist in the auditing standards. The standard, which includes a new required disclosure of the date through which management has evaluated subsequent events, is effective for interim and annual periods ending after June 15, 2009. The adoption of ASC 855 did not have a material effect on the Company's financial statements.

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

In June 2006, the FASB issued accounting guidance for uncertainty in income taxes which is included in ASC Topic 740 Income Taxes (formerly Interpretation No. 48, "Accounting for Uncertainty in Income Taxes-An Interpretation of FASB Statement No. 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements in accordance with Statement No. 109. ASC Topic 740 clarifies the accounting for uncertainty in income taxes recognized in an enterprise's financial statements ASC Topic 740 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement classification, accounting for interest and penalties and accounting in interim periods and disclosure.

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT'D

RECENTLY ISSUED ACCOUNTING STANDARDS, CONT'D

The provisions of the accounting guidance are effective for fiscal years beginning after December 15, 2006. This statement was effective for and adopted by the Company beginning the first quarter of fiscal 2008. Its adoption had no significant impact on the Company's financial condition or results of operations.

Effective October 1, 2008, the Company adopted certain aspects of ASC Topic 825. Financial Instruments (formerly SFAS 159, "The Fair Value Option for Financial Assets & Financial Liabilities - including an amendment of SFAS No. 115.").The accounting guidance created a fair value option under which an entity may irrevocably elect fair value as the initial and subsequent measurement attribute for certain financial assets and liabilities on a contract by contract basis, with changes in fair values recognized in earnings as these changes occur. The adoption of ASC Topic 825 has no significant impact on the Company's financial condition or results of operations.

In December 2007, the FASB issued ASC Topic 805, Business Combinations ( formerly SFAS 141R, "Business Combinations,") ASC Topic 805 changes how a reporting enterprise will account for the acquisition of a business. ASC 805 will apply prospectively to business combinations with an acquisition date on or after November 1, 2009 The adoption of ASC Topic 805 is not expected to have a material impact on the Company's financial condition or results of operations, however future acquisitions would be accounted for under the guidance.

SUBSEQUENT EVENTS

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after December 31, 2009, up until the issuance of the financial statements, which occurred on February 11, 2010.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at December 31, 2009 and, September 30, 2009:

                                                      December 31, September 30,
                                                          2009         2009
                                                      ------------ -------------

  Oil and gas properties - successful efforts
       method - unproved                              $    771,752 $     771,752

  Less accumulated depreciation, depletion
   amortization                                                  _             _
                                                      ------------ -------------

                                                      $    771,752 $     771,752
                                                      ============ =============

At December 31, 2009 and, September 30, 2009, the Company had no proven oil and gas properties and, accordingly, there was no amortization of oil and gas properties recorded during the years then ended. The Company's unproven oil and gas properties were reviewed for impairment on a field-by-field basis as of December 31, 2009 and September 30, 2009. As a result of the review, the Company recognized an impairment loss of $0 and $(384,088) for the period ended December 31, 2009 and September 30, 2009, respectively.

Substantially all the Company's reserves can only be produced economically through application of improved recovery techniques and are excluded from the proved classification until successful testing by a pilot project, or the operation of an installed program in the reservoir, provide support for the engineering analysis on which the project or program is based.

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 2 - PROPERTY AND EQUIPMENT-CONT'D

On November 1, 2006, the Company entered into a purchase and sale agreement (the "Agreement") for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company is obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other categories of costs if all provisions of the agreement are met. The Company has made payments totaling $378,000 to the seller, which reduced the working interest to 8.5%. These payments are included in unproved oil and gas properties - successful efforts on the accompanying balance sheet as of December 31, 2009 and September 30, 2009. Included in unproved oil and gas properties is $352,560 of 2007 additions that were acquired in exchange for shares of the Company's common stock that the Company's former Chief Executive Officer who is a major stockholder of the Company advised he transferred on behalf of the Company. This amount is included in Convertible Debt to Stockholder/Officer. The Company has established a $4,000 Fixed Asset capitalization threshold.

NOTE 3 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO OFFICER/ STOCKHOLDER

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

The balance in note payable to a stockholder of $289,997 is the principal due on advances from William Shrewsbury. The note bears interest at 10% per year and due on demand. On June 15, 2007, the Company issued William Shrewsbury 333,333 shares of common stock at a market price of $0.77 per share for a total consideration of $256,666. The proceeds were used for a $100,000 reduction of a $270,000 loan owed to Mr. Shrewsbury and the remaining $156,666 was treated as interest expense. During February 2009, the Company converted the $119,997 advance from shareholder to a note payable, related party.

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


NOTE 4 - ASSET RETIREMENT OBLIGATION

In the period in which an asset retirement obligation is incurred or becomes reasonably estimable, the Company recognizes the fair value of the liability if there is a legal obligation to dismantle the asset and reclaim or remediate

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 4 - ASSET RETIREMENT OBLIGATION-CON'TD


the property at the end of its useful life. The Company estimates the timing of the asset retirement based on an economic life determined by reference to similar properties and/or reserve reports. The liability amounts are based on future retirement cost estimates and incorporate many assumptions such as expected economic recoveries of oil and gas, time to abandonment, future inflation rates and the adjusted risk-free rate of interest. When the liability is initially recorded, the Company capitalizes the cost by increasing the related property balances. This initial cost is depreciated or depleted over the useful life of the asset.

The Company has identified potential retirement obligations related to the Parks Lease and Contract Area #1 Lease. These retirement obligations are determined based on estimated costs to comply with abandonment regulations established by the Texas Railroad Commission and the State of Texas. Management has estimated the cost in today's dollars, to comply with these regulations. These estimates have been projected out to the anticipated retirement date 10 years in the future. The anticipated future cost of remediation efforts is $186,650. The anticipated future cost of remediation efforts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The asset retirement obligation is $86,455 at December 31, 2009 and September 30, 2009. The Company has not recorded accretion on the asset retirement obligation due to minimal revenues.

NOTE 5 - INCOME TAXES

Following is an analysis of deferred taxes at December 31, 2009:

Deferred tax assets:
 Net operating losses                                               $  1,478,986
 Accrued expenses                                                        256,797
 Valuation allowance                                                 (1,735,783)
                                                                    ------------

  Total deferred tax assets                                                    _

Deferred tax liabilities:
 Basis of property and equipment                                               -
                                                                    ------------

  Net deferred tax asset                                            $          -
                                                                    ============

The Company has tax net operating loss carryforwards totaling approximately $4,200,000, expiring in 2018 through 2029. Approximately $1,200,000 of net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through December 31, 2009 were approximately $3,000,000. The total net operating losses available to the Company to offset future taxable income is approximately $3,424,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the three months ended December 31, 2009 and 2008:

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 5- INCOME TAXES-CONT'D

                                                Three Months Ended
                                                   December 31,
                                               -------------------
                                                 2009      2008
                                               --------- ---------

  Benefit for income tax at federal
  statutory rate                               $ 88,000  $ 68,000
  Change in valuation allowance                 (28,000)  (60,000)
  Non-deductible stock-based
    Compensation                                (60,000)   (8,000)
                                               --------- ---------

                                               $      -  $      -
                                               ========= =========

NOTE 6 - STOCKHOLDERS' EQUITY

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

During the fiscal year 2006, Mr. Neuhaus waived his salary. However, Mr. Neuhaus obtained a letter from Baron Capital Group, Inc. stating that value of the preferred stock value was no greater than $1,018,000. On December 24, 2007, and in connection with Mr. Neuhaus' resignation, the 1,000 preferred shares were exchanged for 10,715,789 common shares, which exchange assumed that the preferred stock had a value of $1,018,000. Current management of the Company has not seen documentation establishing that an employment agreement existed between Mr. Neuhaus and the Company; that any such agreement was authorized in accordance with Georgia law or that the preferred stock was duly authorized or validly issued in accordance with law.

COMMON STOCK

During the period September 30, 2008 through December 31, 2009, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities as follows:

On February 20, 2008, the Company sold 660,000 shares to private investors for cash proceeds of $43,000.

On February 20, 2008, the Company issued 150,000 shares to Frank Shafer for marketing services. The services were valued at $42,000.

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY-CONT'D

COMMON STOCK-CONT'D

On February 20, 2008, the Company issued 17,500 shares of restricted common shares to Barker Design, Inc for Web design services valued at $4,900.

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

On or about September 12, 2008, an agreement was reached with The Investor Relation Group Inc ("TIRG") settling pending litigation. As part of the settlement, TIRG received 75,000 shares of restricted common stock from the Company and 75,000 shares of unrestricted common stock on behalf of the Company by a third party shareholder. The Company also issued 100,000 shares of restricted common stock to the shareholder who acted as the third party facilitator of the settlement.

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

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6- STOCKHOLDERS' EQUITY-CONT'D

COMMON STOCK-CONT'D

On August 12, 2009, the Company issued 250,000 shares of restricted common stock for services. The services were valued at $20,000 based on the quoted market price of the Company's common stock on the date of issuance.

On August 12, 2009 the Company sold 100,000 shares to a private investor for cash proceeds of $10,000.

On October 6, 2009, the Company sold 300,000 shares to private investors for cash proceeds of $15,000.

On December 1, 2009, the Company sold 200,000 shares to a private investor for cash proceeds of $10,000.

On December 8, 2009, the Company sold 500,000 shares to a private investor for cash proceeds of $25,000.

On December 8, 2009, the Company issued 2,500,000 shares of restricted common stock for services, The services were valued at $177,500 based on the quoted market price of the Company's common stock on the date of issuance.

On December 10, 2009 the Company sold 100,000 shares to a private investor for cash proceeds of $5,000.

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At December 31, 2009, the Company has outstanding 2,050,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

Following  is  a  summary  of  outstanding  stock  warrants at December 31, 2009

                                            Number of    Exercise    Weighted
                                              Shares       Price     Avg. Price
                                            ----------  -----------  ----------
Warrants at September 30,2009                2,050,000   $0.28-0.50       $0.29
Issued                                               _       _                _
Exercised                                            _       _                _
                                            ----------  -----------  ----------
Warrants at December 31,2009                 2,050,000   $0.28-0.50       $0.29
                                            ==========  ===========  ==========

A summary of outstanding warrants at December 31, 2009, follows:

                                                                     Contractual
                                                                      Remaining
                                            Number of    Exercise       Life
       Expiration Date                        Shares       Price       (Years)
------------------------------              ----------  -----------  -----------

March, 2010                                  1,050,000         0.30         0.25
September, 2011                              1,000,000         0.28         1.75
                                            ----------
                                             2,050,000
                                            ==========

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------


NOTE 7 - RELATED PARTY TRANSACTIONS

Beginning with the quarter ended March 31, 2008 to the present, the Company recognized crude oil sales from a lease for which the operator is company owned by a stockholder/director of the Company. These sales account for 100% of our oil and gas revenue for the three months ended December 31, 2009. The Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

As of December 31, 2009, the Company has an outstanding note payable to Mr. Shrewsbury, the Company's Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand.

Included in the financial statements at December 31, 2009 are advances from stockholder/officer of $42,347. Interest has been accrued on these advances at rates ranging from 8% to 10%,. In the quarter ended December 31, 2009 interest expense of $31,504, in the accompanying statement of operations, relates to those advances and the promissory note.

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

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  8  -  FAIR  VALUE  MEASUREMENTS

The Company adopted Accounting Standard Codification (ASC) Topic 820 "Fair Value Measurements" on October 1, 2008. ASC Topic 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis. ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability. As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

 Level 1. Observable inputs such as quoted prices in active markets for identical assets or liabilities;

 Level 2. Inputs, other than quoted prices included within Level 1, that are observable either directly or indirectly; and

 Level 3. Unobservable inputs in which there is little or no market data, which require the reporting entity to develop its own assumptions.

Management has determined that it will not, at this time, adopt fair value accounting for nonfinancial assets or liabilities currently recorded in the financial statements which includes fixed assets and prepaid expenses. Impairment analysis will be made of all assets using fair value measurements.


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

The Company has never earned a profit, and has incurred an accumulated deficit of $13,564,808 as of December 31, 2009. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of forty nine wells located on the two fields located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.


RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2009 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2008

REVENUES  FROM  OPERATIONS

Revenues for the three months ended December 31, 2009 and 2008 were $6,406 and $449 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008. The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.


EXPENSES FROM CONTINUING OPERATIONS

The Company operating expenses for the three months ended December 31, 2009 were $232,626. The current quarter operating expenses represent a negative variance of $62,641 when compared to operating expenses of $169,985 for the quarter ended December 31, 2008. Higher stock based compensation in the current quarter account for a negative variance of $177,500 when compared to the same quarter the prior year. The stock based compensation arose from Company stock issued for Investor relation services. The negative variance was partially offset by lower legal fees ($84,000), lower contract labor ($17,300) and, lower travel expense ($5,632).

NET INCOME/LOSS

For the quarter ended December 31, 2009, the Company had a net loss of $258,509 representing a negative variance of $59,112 when compared to a net loss of $199,397 for the quarter ended December 31, 2008. The negative variance as noted above in "Expenses from Continuing Operations" resulted from higher stock issued compensation partially offset by lower legal fees and lower travel expenses.


ITEM 4(T) CONTROLS AND PROCEDURES

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

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting were not effective as of December 31, 2009, under the criteria set forth in the Internal Control-Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties. The Company continues to implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

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

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against several defendants for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation or reimbursement of expenses. Management believes that this matter can be resolved and will have no material effect on the Company's operations.

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

Dated:  February 12, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

   /s/ William "Buck" Shrewsbury             Chairman of the Board of Directors
   -------------------------                 and Chief Executive Officer
   William "Buck" Shrewsbury
   February 12, 2010

   /s/ Richard (Rick) Novack                 President and Director
   -------------------------
   Richard (Rick) Novack
   February 12, 2010

   /s/ Jose Fuentes                          Chief Financial Officer
   -------------------------
   Jose Fuentes
   February 12, 2010

   /s/ Bobby S. Fellers                      Director
   -------------------------
   Bobby S. Fellers
   February 12 2010

   /s/ Martin Lipper                         Director
   -------------------------
   Martin Lipper
   February 12, 2010