Form 10-Q
period 2010-03-31
TX Holdings, Inc.
filed 2010-05-11
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2010
___________________________

☐   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the transition period from _____to _____

Commission File No. 0-32335

TX HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

GEORGIA	58-2558702
(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

12080 Virginia Blvd.
Ashland, KY  41102

(Principal Address of Issuer)

(606) 928-1131

 Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act  of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   Smaller reporting company   ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

As of May 11, 2010 there were 52, 841,897 shares of common stock outstanding.

TX Holdings, Inc.
Form 10-Q
For the Quarter Ended March 31, 2010

Table of Contents

PART 1-FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

	Unaudited Balance Sheet as of March 31, 2010 and Audited Balance Sheet as of September 30, 2009	3

	Unaudited Statements of Operations for the Three Months and Six Months Ended March 31, 2010 and 2009, and for the Period From Inception of the Development Stage, October 1, 2004, to March 31 2010	4

	Unaudited Statement of Changes in Stockholders’ Deficit for the Six Months Ended March 31, 2010 and Audited Statements of Changes in Stockholders’ Deficit for the Period From Inception of the Development Stage, October 1, 2004 to September 30, 2009	5

	Unaudited Statements of Cash Flows for the Six Months Ended March 31, 2010 and 2009, and for the Period From Inception of the Development Stage, October 1, 2004, to March 31, 2010	11

	Notes to Unaudited Financial Statements	12

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	26

Item 4(T)	Controls and Procedures	28

PART II-OTHER INFORMATION

Item 1	Legal Proceedings	29

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	29

Item 3	Defaults upon Senior Securities	29

Item 4	Submission of Matters to a Vote to Security Holders	29

Item 5	Other Information	29

Item 6	Exhibits	29

SIGNATURES		30

TX Holdings, Inc.
A CORPORATION IN THE DEVELOPMENT STAGE
Balance Sheets
March 31, 2010 and September 30, 2009
	Unaudited	Audited
	March, 31	September 30,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$13,646	$6,588
Accounts Receivable-(Net of Allowance for Doubtful Accounts)	_	_
Total current assets	13,646	6,588

Proved oiil and gas properties undeveloped-successful efforts, net	778,763	771,752
Performance Bond	50,000	50,000
Prepaid Expenses	2,000	_

Total Assets	$844,409	$828,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to a stockholder	$289,997	$289,997
Accounts payable and accrued liabilities	847,133	755,285
Accounts payable-related party	158,308	158,308
Advances from stockholder/officer	42,347	49,247
Convertible debt to stockholder/officer	1,199,886	1,199,886
Total Current Liabilities	2,537,671	2,452,723

Asset Retirement Obligation	86,455	86,455
Total Liabilities	2,624,126	2,539,178

Stockholders' deficit
Preferred stock: no par value, 1,000,000 shares authorized
no shares outstanding as of March 31,2010 and September 30,2009	_	_
Common stock:no par value, 250,000,000 shares
authorized, 52,841,897 and 47,636,897 shares
issued and outstanding at March 31, 2010
and September 30, 2009, respectively	10,548,437	10,216,052
Additional paid-in capital	1,379,409	1,379,409
Accumulated deficit	(1,803,507)	(1,803,507)
Losses accumulated in the development stage	(11,904,056)	(11,502,792)

Total stockholders' deficit	(1,779,717)	(1,710,838)

Total liabilities and stockholders' deficit	$844,409	$828,340

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2010 and 2009 and for the Period From
Inception of the Development Stage, October 1, 2004 to March 31, 2010
					Inception of
					Development
	THREE MONTHS ENDED		SIX MONTHS ENDED		Stage to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2010	2009	2010	2009	2010

Oil Sales	$592	$	$6,998	$449	$23,210

Operating expenses, except items shown
separately below	47,682	11,412	102,809	73,397	2,244,510
Stock-based compensation	62,385	200,000	239,885	224,000	7,452,389
Professional fees		2,783		86,783	1,171,790
Impairment Expense					315,866
Lease expense	_	_		_	17,392
Depreciation expense	1,389	_	1,389	_	4,535
Advertising expense	_	_		_	83,265

Total Operating Expenses	111,456	214,195	344,083	384,180	11,289,747

Loss from operations	(110,864)	(214,195)	(337,085)	(383,731)	(11,266,537)

Other income and (expense):
Legal settlement	_	_			204,000
Other income	125	4	125	4	838
Loss on Write-off of leases and equipment	_	_			(11,202)
Forbearance agreement costs	_	_			(211,098)
Interest expense	(32,016)	(32,455)	(64,304)	(62,316)	(620,058)

Total other income and (expenses), net	(31,891)	(32,451)	(64,179)	(62,312)	(637,520)

Net loss	$(142,755)	$(246,646)	$(401,264)	$(446,043)	$(11,904,057)

Net loss per common share
basic and diluted	$-	$(0.01)	$(0.01)	$(0.01)

Weighted average number of common shares
outstanding-basic and diluted	51,851,342	45,441,873	48,824,405	44,046,027

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Development Stage , October 1, 2004 to March 31, 2010
	Preferred Stock		Common Stock		Additional Paid -In	Accumulated	Losses Accumulated in the Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at September 30, 2004		$	$15,793,651	$1,532,111	-	$(1,912,397)	$	$(380,286)
Inception of the development stage on October 1, 2004			-	-	-
Common stock issued for professional services			450,000	40,000	-			40,000
Common stock issued for prepaid services			100,000	10,000	-			10,000
Common stock issued to settle accounts payable			361,942	36,194	-			36,194
Warrants issued under forbearence agreement			-	-	211,098			211,098
Net income (loss)			-	-	-	108,890	(449,790)	(340,900)
Balance at September 30, 2005		$	$16,705,593	1,618,305	211,098	$(1,803,507)	$(449,790)	$(423,890)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Development Stage , October 1, 2004 to March 31, 2010
							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at September 30, 2005	-	$-	16,705,593	$1,618,305	211,098	$(1,803,507)	$(449,790)	$(423,894)

Common stock issued for
professional services	-	-	4,649,300	2,318,295	-	-	-	2,318,295
Common stock issued for cash	-	-	4,633,324	1,164,997	-	-	-	1,164,997
Common stock issued upon
exercise of warrants	-	-	294,341	2,943	-	-	-	2,943
Common stock surrendered	-	-	(500,000)	-	-	-	-
Warrants issued for services	-	-	-	-	376,605	-	-	376,605
Preferrd stock issued to the
Company's chief executive
officer/stockholder	1,000	1,018,000	-	-	-	-	-	1,018,000
Net income (loss)	-	-	-	-	-	-	(5,015,719)	(5,015,719)

Balance at September 30, 2006	1,000	$1,018,000	25,782,558	$5,104,541	$587,703	$(1,803,507)	$(5,465,509)	$(558,772)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the period from development Stage, October 1, 2004 to March 31, 2010
							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at September 30, 2006	1,000	$1,018,000	25,782,558	$5,104,541	$587,703	$(1,803,507)	$(5,465,509)	$(558,772)

Common stock issued for
professional services	-	-	3,475,555	2,501,222	-	-		2,501,222
Contribution by stockholder	-	-	-	-	53,325	-		53,325
Warrants issued for service	-	-	-	-	159,381	-		159,381
Common stock issued upon
exercise of warrants	-	-	355,821	75,461	-	-		75,461
Common stock issued in settle-
ment of notes payable and
and interest	-	-	833,333	546,666	-	-		546,666
Common stock issued in settle-
of accounts payable	-	-	1,437,088	215,114	-	-		215,114
Net loss	-	-	-	-	-	-	(4,085,033)	(4,085,033)

Balance at September 30, 2007	1,000	$1,018,000	31,884,355	$8,443,004	$800,409	$(1,803,507)	(9,550,542)	(1,092,636)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the period from development Stage, October 1, 2004 to March 31, 2010
							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid-In	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at September 30, 2007	1,000	$1,018,000	31,884,355	$8,443,004	$800,409	$(1,803,507)	$(9,550,542)	$(1,092,636)

Common stock issued in
exchange of preferred stock	-1,000	-1,018,000	10,715,789	1,018,000	-	-	-	-
Common stock issued for
professional services	-	-	450,680	128,440	-	-	-	128,440
Common stock issued for
cash	-	-	780,000	73,000	-	-	-	73,000
Common stock issued in
settlement of legal claim	-	-	175,000	31,500	-	-	-	31,500
Contribution by stockholder	-	-	-	-	10,643			10,643
Common stock returned
to treasury	-	-	-300,000	-	-	-	-	-
Accrued salary contributed by
officer/stockholder	-	-	-	-	125,000	-	-	125,000
Accounting for employee
stock warrants	-	-	-	-	190,000	-	-	190,000
Accounting for options issued
to a consultant	-	-	-	-	19,000	-	-	19,000
Net loss	-	-	-	-	-	-	(676,123)	(676,123)

Balance at September 30, 2008	-	$-	43,705,824	$9,693,944	$1,145,052	$(1,803,507)	$(10,226,665)	$(1,191,176)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage, October 1, 2004, to March 31, 2010
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

TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage, October 1, 2004, to March 31, 2010

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at
September 30, 2009	_	_	$47,636,897	$10,216,052	$1,379,409	$(1,803,507)	$(11,502,792)	$(1,710,838)

Common stock issued
for professional
services	_	_	3,355,000	239,885	_	_	_	239,885

Common stock sold
to private investors	_	_	1,850,000	92,500	_	_	_	92,500

Net Loss	_	_	_	_	_	_	(401,264)	(401,264)

Balance at
March 31, 2010	_	_	$52,841,897	$10,548,437	$1,379,409	$(1,803,507)	$(11,904,056)	$(1,779,717)

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2010 and 2009 and for the Period From
Inception of the Development Stage, October 1, 2004, to March 31, 2010
			Inception of
			Development
	Six Months Ended		Stage to
	March 31, 2010	March 31, 2009	March 31, 2010
Cash flows used by operating activities:
Net loss	$(401,264)	$(446,043)	$(11,904,056)
Adjustments to reconcile net loss to net cash used
in operating activities:
Warrants issued for forbearance agreement	_	_	211,098
Loss on disposal of equipment	_	_	11,202
Impairment of unproved oil and gas properties			384,088
Depreciation expense	1,389	_	4,535
Bad Debt Expense	_	1,729	1,729
Common and preferred stock issued for services	239,885	224,000	6,060,224
Warrants issued to employees and a consultant	_	_	329,000
Warrants issued for services	_	_	376,605
Common stock issued to settle accounts payable	_	_	251,308
Common stock issued in payment of interest expense		_
Common stock issued by an officer/stockholder to
satisfy expenses of the Company and increase
stockholder advances	_	_	616,750
Common stock issued in settlement of legal claim	_	_	31,500
Accrued salary contributed by stockholder/former officer		_
Changes in operating assets and liabilities:
Accrued stock-based compensation reversal
resulting from legal claim settlement	_	_	(231,000)
Prepaid expenses and other assets	(2,000)	_	(51,750)
Accounts receivable	_	(448)	(1,729)
Accounts payable and accrued liabilities	91,848	140,920	1,752,330
Net cash used by operating activities	(70,142)	(79,842)	(1,711,500)

Cash flows used in investing activities:
Deposits paid for oil and gas property acquisitions	_	_	(378,000)
Property and equipment additions	(8,400)	(58,057)	(423,013)
Net cash used in investing activities	(8,400)	(58,057)	(801,013)

Cash flows provided by financing activities:
Proceeds from stockholder/officer contribution	_	_	10,643
Repayment of note payable to a bank	_	_	(20,598)
Proceeds from note payable to stockholder	_	_	520,000
Proceeds from sale of common stock	92,500	10,000	1,350,497
Proceeds from exercise of warrants	_	_	78,404
Proceeds from stockholder/officer advances	(6,900)	124,714	587,213
Net cash provided by financing activities	85,600	134,714	2,526,159

Increase (Decrease) in cash and cash equivalents	7,058	(3,185)	13,646
Cash and cash equivalents at beginning of period	6,588	3,558	_

Cash and cash equivalents at end of period	$13,646	$373	$13,646
The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements included herein have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (“US GAAP”), have been condensed or omitted pursuant to such rules and regulations.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2009 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2010.

CAUTIONARY NOTE TO U.S. INVESTORS

THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION PERMITS OIL AND GAS COMPANIES, IN THEIR FILINGS WITH THE SEC, TO DISCLOSE ONLY PROVED RESERVES THAT A COMPANY HAS DEMONSTRATED BY ACTUAL PRODUCTION OR CONCLUSIVE FORMATION TESTS TO BE ECONOMICALLY AND LEGALLY PRODUCIBLE UNDER EXISTING ECONOMIC AND OPERATING CONDITIONS. WE USE CERTAIN TERMS HEREIN, SUCH AS "PROBABLE", "POSSIBLE", "RECOVERABLE",AND “RISKED," AMONG OTHERS, THAT THE SEC'S GUIDELINES STRICTLY PROHIBIT US FROM INCLUDING IN FILINGS WITH THE SEC. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE ADDITIONAL FACTORS WHICH MAY AFFECT OUR BUSINESS

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT’D

OVERVIEW OF BUSINESS-CONT’D

The Parks lease covers 320 acres in which the company owns a 75% working interest and Masada owns the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings Inc is the lease operator of the lease and there are currently 22 wells with minimal production rates (2 to 3 bbls per day).

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

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC (“Hewitt”), a company owned by Douglas C. Hewitt, a Director of TX Holdings, Inc. at the time of the transaction.  The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% working interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a 6 month period. Mr. Hewitt resigned as a director on July, 27, 2007 The Company and Mr. Hewitt mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects. During 2007, the Company’s former Chief executive Officer claimed that he transferred stock on behalf of the Company with a market value of $352, 560 to Hewitt to acquire an interest in the Perth field in Kansas. There is currently a dispute as to the extent of the Company’s performance under the leases and agreement with Hewitt Energy.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT’D

HISTORY AND CORPORATE STRUCTURE-CONT’D

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

The Company has experienced substantial costs for engineering and other professional services during 2005 through 2010 in making the attempt to transition to an oil and gas exploration and production company from its current development stage status.

GOING CONCERN CONSIDERATIONS

Since it ceased its former business operations, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the financial statements are presented in accordance with FASB Accounting Standards Codification  (“ASC”) Topic 915 Development Stage Entities  (formerly) Statement of Financial Accounting Standards ((SFAS) No.7, Accounting and Reporting by Development-Stage Enterprises.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

ACCOUNTS RECEIVABLE AND PROVISION FOR BAD DEBTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was $1,729 and $1,729 as of March 31, 2010 and September 30, 2009, respectively.

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

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT’D

PROPERTY AND EQUIPMENT-CONT’D

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

ASSET RETIREMENT OBLIGATION

The Company follows ASC Topic 410, ”Accounting for Asset Retirement Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost is included in unproved oil and gas property in the accompanying balance sheets. The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.

REVENUE RECOGNITION

Currently the Company has limited revenue from oil and gas operations. Once the Company begins to receive higher revenue from oil and gas operations it will be recognized upon the delivery of the oil or gas to the purchaser of the oil or gas.

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At March 31, 2010 the Company has outstanding 1,000,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have an exercise price of $0.28  per share and expire in  September 2011.

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

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT’D

INCOME TAXES-CONT’D

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of March 31, 2010 and September 30, 2009. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT’D

RECENTLY ISSUED ACCOUNTING STANDARDS, CONT’D

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES, CONT’D

RECENTLY ISSUED ACCOUNTING STANDARDS, CONT’D

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

SUBSEQUENT EVENTS

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company’s management, events that have occurred after March 31, 2010, up until the issuance of the financial statements, which occurred on May 11, 2010.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at March 31, 2010 and, September 30, 2009:

	March 31,	September 30,
	2010	2009

Oil and gas properties – successful efforts
method - unproved	$780,152	$771,752

Less accumulated depreciation, depletion amortization	(1,389)	_

	$778,763	$771,752

At March 31, 2010 and September 30, 2009, the Company had no proven oil and gas properties and, accordingly, with the exception of some equipment, there was no amortization of oil and gas properties recorded during the periods then ended. The Company’s unproven oil and gas properties were reviewed for impairment on a field-by-field basis as of March 31, 2010 and September 30, 2009. As a result of the review, the Company recognized an impairment loss of $0 and $(384,088) for the period ended March 31, 2010 and September 30, 2009, respectively.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT-CONT’D

On November 1, 2006, the Company entered into a purchase and sale agreement (the “Agreement”) for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company was obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other categories of costs if all provisions of the agreement are met. The Company has made payments totaling $378,000 to the seller, which reduced the working interest to 8.5%. These payments are included in unproved oil and gas properties – successful efforts on the accompanying balance sheet as of March 31, 2010 and September 30, 2009. Included in unproved oil and gas  properties is $352,560 of 2007 additions that were  acquired  in  exchange  for  shares of the  Company's common  stock that the Company's  former  Chief  Executive  Officer who is a major stockholder of the Company advised he transferred on behalf of the Company.  This amount is included in Convertible Debt to Stockholder/Officer. The Company has established a $4,000 Fixed Asset capitalization threshold.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – ASSET RETIREMENT OBLIGATION-CON’TD

The Company has identified potential retirement obligations related to the Parks Lease and Contract Area #1 Lease. These retirement obligations are determined based on estimated costs to comply with abandonment regulations established by the Texas Railroad Commission and the State of Texas. Management has estimated the cost in today’s dollars, to comply with these regulations. These estimates have been projected out to the anticipated retirement date 10 years in the future. The anticipated future cost of remediation efforts is $186,650. The anticipated future cost of remediation efforts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The asset retirement obligation is $86,455 at March 31, 2010 and September 30, 2009. The Company has not recorded accretion on the asset retirement obligation due to minimal revenues.

NOTE 5 - INCOME TAXES

Following is an analysis of deferred taxes at March 31, 2010:

Deferred tax assets:
Net operating losses	$1,505,000
Accrued expenses	256,000
Valuation allowance	(1,761,000)

Total deferred tax assets	_

Deferred tax liabilities:
Basis of property and equipment	_

Net deferred tax asset	$ _

The Company has tax net operating loss carryforwards totaling approximately $4,450,000, expiring in 2018 through 2029. Approximately $1,200,000 of net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through March 31, 2010 were approximately $3,250,000.  The total net operating losses available to the Company to offset future taxable income is approximately $3,674,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the six months ended March 31, 2010 and 2009:

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 5- INCOME TAXES-CONT’D

	Six Months Ended March 31,
	2010	2009

Benefit for income tax at federal
statutory rate	$136,000	$151,655
Change in valuation allowance	(54,000)	(75,495)
Non-deductible stock-based
Compensation	(82,000)	(76,150)

	$-	$-

NOTE 6 – STOCKHOLDERS’ EQUITY

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

COMMON STOCK

During the period September 30, 2009 through March 31, 2010, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities as follows:

On February 20, 2008, the Company sold 660,000 shares to private investors for cash proceeds of $43,000.

On February 20, 2008, the Company issued 150,000 shares to Frank Shafer for marketing services. The services were valued at $42,000.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS' EQUITY-CONT’D

COMMON STOCK-CONT’D

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

NOTE 6- STOCKHOLDERS’ EQUITY-CONT’D

COMMON STOCK-CONT’D

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

On December 8, 2009, the Company issued 2,500,000 shares of restricted common stock for services, The services were valued at $177,500 based on the quoted market price of the Company’s common stock on the date of issuance.

On December 10, 2009 the Company sold 100,000 shares to a private investor for cash proceeds of $5,000.

On February 16, 2010 the Company sold 350,000 shares to private investors for cash proceeds of $17,500.

On February 16, 2010, the Company issued 580,000 shares of restricted common stock for services. The services were valued at  $41, 760 based on the quoted market price of the Company’s stock on the date of issuance.

On March 1, 2010 the Company issued 275,000 shares of restricted common stock for services. The services were valued at $20,625 based on the quoted market price of the Company’s stock on the date of issuance.

On March 18, 2010, the Company sold 400,000 shares to a private investor for cash proceeds of $20,000.

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At March 31, 2010, the Company has outstanding 1,000,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

Following is a summary of outstanding stock warrants at March 31, 2010
	Number of	Exercise	Weighted
	Shares	Price	Avg. Price
Warrants at September 30,2009	2,050,000	$0.28-0.50	$0.39
Issued	_	_	_
Expired	1,050,000	$0.50	$0.50
Warrants at December 31,2009	1,000,000	$0.28	$0.28

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

A summary of outstanding warrants at March 31, 2010, follows:
			Contractual
			Remaining
	Number of	Exercise	Life
Expiration Date	Shares	Price	(Years)

September, 2011	1,000,000	0.28	1.50
	1,000,000

NOTE 7 – RELATED PARTY TRANSACTIONS

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

As of March 31, 2010, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand.

Included in the financial statements at March 31, 2010 are advances from stockholder/officer of $42,347.  Interest has been accrued on these advances at rates ranging from 8% to 10%,. In the quarter ended March 31, 2010 interest expense of $30,820, in the accompanying statement of operations, relates to those advances and the promissory note.

In June 2007, the Company  entered  into a  strategic  alliance  agreement  with Hewitt Energy Group,  LLC (“Hewitt Energy”) to identify  reserves and prospects,  and to establish production from the projects  mutually owned or contemplated to be jointly owned by the entities in states of Texas,  Kansas and  Oklahoma.  Hewitt Energy  is controlled by a former member of the Company's board of directors. During 2007, the Company's former Chief Executive Officer, who is a  major  stockholder, claimed that he transferred stock on behalf of the Company with a market value of $352,560 to Hewitt Energy Group, LLC to acquire an interest in the Perth field in Kansas. There is currently a dispute as to the extent of the Company’s performance under the leases and agreement with Hewitt Energy.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 8 – FAIR VALUE MEASUREMENTS

The Company adopted Accounting Standard Codification (ASC) Topic 820 “Fair Value Measurements”  on October 1, 2008.  ASC Topic 820, among other things, defines fair value, establishes a consistent framework for measuring fair value and expands disclosure for each major asset and liability category measured at fair value on either a recurring or nonrecurring basis.  ASC Topic 820 clarifies that fair value is an exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  As such, fair value is a market-based measurement that should be determined based on assumptions that market participants would use in pricing an asset or liability.  As a basis for considering such assumptions, ASC Topic 820 establishes a three-tier fair value hierarchy, which prioritizes the inputs used in measuring fair value as follows:

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

The Company has never earned a profit, and has incurred an accumulated deficit of $13,707,563 as of March 31, 2010. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of forty nine wells located on the two fields located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2010 COMPARED TO THREE MONTHS ENDED MARCH 31, 2009

REVENUES FROM OPERATIONS

Revenues for the three months ended March 31, 2010 and 2009 were $592 and $0 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008.  The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

EXPENSES FROM CONTINUING OPERATIONS

The Company operating expenses for the three months ended March 31, 2010 were $111,456. The current quarter operating expenses represent a positive variance of $102,739 when compared to operating expenses of $214,195 for the quarter ended March 31, 2009. Lower stock based compensation in the current quarter resulting from lower outside Consultants and investor relations expenses account for a favorable variance of $90,410 when compared to the same quarter the prior year. Lower travel expenses and auditing fees for the current quarter account for the remaining favorable variance of $12,921.

NET INCOME/LOSS

For the quarter ended March 31, 2010, the Company had a net loss of $142,755 representing a favorable variance of $103,891 when compared to a net loss of $246,646 for the quarter ended March 31, 2009. The favorable variance as noted above in “Expenses from Continuing Operations” resulted from lower stock based compensation partially offset by depreciation expense of $1,389 in the current quarter.

SIX MONTHS ENDED MARCH 31, 2010 COMPARED TO SIX MONTHS ENDED MARCH 31, 2009

REVENUES FROM OPERATIONS

Revenues for the six months ended March 31, 2010 and 2009 were $6,998 and $449 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired three oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008.  The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

EXPENSES FROM CONTINUING OPERATIONS

The Company operating expenses for the six months ended March 31, 2010 were $344,083. The current period operating expenses represent a positive variance of $40,097 when compared to operating expenses of $384,180 for the six months ended March 31, 2009. Higher stock based compensation in the current period resulting from higher outside consultants and investor relations expenses account for a negative variance of $82,090 when compared to the same period the prior year. The higher stock based compensation was more than offset by lower legal fees of $86,782 during the current period. Lower travel expenses and auditing fees for the current quarter account for an additional favorable variance of $31,998.

NET INCOME/LOSS

For the six months ended March 31, 2010, the Company had a net loss of $401,264 representing a favorable variance of $44,779 when compared to a net loss of $446,043 for the six months ended March 31, 2009. The favorable variance was primarily the result of higher revenue of $6,548 and lower operating expenses amounting to $40,097 during the six months ended March 31, 2010, as compared with the same period the prior year. Higher interest expense in the current period account for a negative variance of $1,988.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of March 31, 2010, under the criteria set forth in the Internal Control—Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties.  The Company continues to implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

 Changes in internal control over financial reporting. There was no change in our internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) identified in connection with management’s evaluation during our last fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Dated:  May 11, 2010

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ William “Buck” Shrewsbury William “Buck” Shrewsbury May 11, 2010	Chairman of the Board of Directors and Chief Executive Officer

/s/ Richard (Rick) Novack Richard (Rick) Novack May 11, 2010	President and Director

/s/ Jose Fuentes Jose Fuentes May 11, 2010	Chief Financial Officer

/s/ Bobby S. Fellers Bobby S. Fellers May 11, 2010	Director

/s/ Martin Lipper Martin Lipper May 11, 2010	Director