Form 10-Q
period 2010-06-30
TX Holdings, Inc.
filed 2010-07-30
CIK 1133798

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D. C. 20549

                                   FORM 10-Q

 |X| QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the quarterly period ended June 30, 2010

                          ---------------------------

 |_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                  ACT OF 1934

                  For the transition period from _____to _____

                          Commission File No. 0-32335

                               TX HOLDINGS, INC.

       (Exact name of small business issuer as specified in its charter)

             GEORGIA                                  58-2558702
             -------                                  ----------
(State or other jurisdiction of           (I.R.S. Employer Identification. No.)
 incorporation or organization)

                              12080 Virginia Blvd.
                               Ashland, KY  41102
                        --------------------------------
                         (Principal Address of Issuer)


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

As of July 29, 2010 there were 53, 041,897 shares of common stock outstanding.

                               TX Holdings, Inc.
                                   Form 10-Q
                      For the Quarter Ended June 30, 2010

                               Table of Contents

                          PART 1-FINANCIAL INFORMATION

   Item 1     Condensed Financial Statements

              Unaudited Balance Sheet as of June 30, 2010 and Audited
              Balance Sheet as of September 30, 2009                          3

              Unaudited Statements of Operations for the Three Months and
              Nine Months Ended June 30, 2010 and 2009, and for the Period
              From Inception of the Development Stage, October 1, 2004, to
              June 30, 2010                                                   4

              Unaudited Statement of Changes in Stockholders? Deficit for
              the Nine Months Ended June 30, 2010 and Audited Statements
              of Changes in Stockholders? Deficit for the Period From
              Inception of the Development Stage, October 1, 2004 to
              September 30, 2009                                              5

              Unaudited Statements of Cash Flows for the Nine Months Ended
              June 30, 2010 and 2009, and for the Period From Inception of
              the Development Stage, October 1, 2004, to June 30, 2010       11

              Notes to Unaudited Financial Statements                        12

   Item 2     Management?s Discussion and Analysis of Financial Condition
              and Results of Operations                                      25

   Item 4     Controls and Procedures                                        27

                           PART II-OTHER INFORMATION

   Item 1     Legal Proceedings                                              29

   Item 2     Unregistered Sales of Equity Securities and Use of Proceeds    29

   Item 3     Defaults upon Senior Securities                                29

   Item 4     Submission of Matters to a Vote to Security Holders            29

   Item 5     Other Information                                              29

   Item 6     Exhibits                                                       30


SIGNATURES                                                                   31

                                        TX Holdings, Inc.
                              A CORPORATION IN THE DEVELOPMENT STAGE
                                          Balance Sheets
                               June 30, 2010 and September 30, 2009
---------------------------------------------------------------------------------------------------
                                                                      Unaudited         Audited
                                                                       June 30,      September 30,
                                                                         2010             2009
                                                                   ---------------- ---------------
          ASSETS

Current assets:
  Cash and cash equivalents                                         $        1,204   $       6,588
  Accounts Receivable-(Net of Allowance for Doubtful Accounts)            _                _
                                                                   ---------------- ---------------
     Total current assets                                                    1,204           6,588

Proved oil and gas properties undeveloped-successful efforts, net          779,998         771,752
  Performance Bond                                                          50,000          50,000
  Prepaid Expenses                                                           2,000         _
                                                                   ---------------- ---------------

  Total Assets                                                      $      833,202   $     828,340
                                                                   ================ ===============

          LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
  Notes payable to a stockholder                                    $      289,997   $     289,997
  Accounts payable and accrued liabilities                                 914,296         755,285
  Accounts payable-related party                                           158,308         158,308
  Advances from stockholder/officer                                         42,347          49,247
Convertible debt to stockholder/officer                                  1,199,886       1,199,886
                                                                   ---------------- ---------------
     Total Current Liabilities                                           2,604,834       2,452,723

Asset Retirement Obligation                                                 86,455          86,455
                                                                   ---------------- ---------------
   Total Liabilities                                                     2,691,289       2,539,178

Stockholders' deficit
  Preferred stock: no par value, 1,000,000 shares authorized
    no shares outstanding as of June 30, 2010 and September               _                _
     30,2009
  Common stock:no par value, 250,000,000 shares
    authorized, 53,041,897 and 47,636,897 shares
    issued and outstanding at June 30, 2010
    and September 30, 2009, respectively                                10,558,437      10,216,052
  Additional paid-in capital                                             1,379,409       1,379,409
  Accumulated deficit                                                   (1,803,507)     (1,803,507)
  Losses accumulated in the development stage                          (11,992,426)    (11,502,792)
                                                                   ---------------- ---------------

      Total stockholders' deficit                                       (1,858,087)     (1,710,838)
                                                                   ---------------- ---------------

    Total liabilities and stockholders' deficit                     $      833,202   $     828,340
                                                                   ================ ===============

The accompanying notes are an integral part of the financial statements.


                                       UNAUDITED STATEMENTS OF OPERATIONS
                 For the Three and Nine Months Ended June 30, 2010 and 2009 and for the Period From
                        Inception of the Development Stage, October 1, 2004 to June 30, 2010
--------------------------------------------------------------------------------------------------------------------

                                                                                                      Inception of
                                              THREE MONTHS ENDED            Nine Months Ended          Development
                                          ---------------------------  ----------------------------     Stage to
                                            June 30,      June 30,       June 30,       June 30,        June 30,
                                              2010          2009           2010           2009            2010
                                          ------------  -------------  ------------   -------------  ---------------

Oil Sales                                 $     7,509   $     6,455    $    14,507    $      6,904   $       30,719
                                          ------------  -------------  ------------   -------------  ---------------

Operating expenses, except items shown
  separately below                             62,517        42,929        165,325         116,326        2,307,026
  Stock-based compensation                     _              _            239,885         224,000        7,452,389
  Professional fees                               520         1,000            520          87,783        1,172,310
  Impairment Expense                                                                                        315,866
  Lease expense                                _              _                             _                17,392
  Depreciation expense                          1,081         _              2,470          _                 5,616
  Advertising expense                          _              _                             _                83,265
                                          ------------  -------------  ------------   -------------  ---------------

     Total Operating Expenses                  64,118        43,929        408,200         428,109       11,353,864

Loss from operations                          (56,609)      (37,474)      (393,693)       (421,205)     (11,323,145)
                                          ------------  -------------  ------------   -------------  ---------------

Other income and (expense):
  Legal settlement                             _              _                             _               204,000
  Other income                                 _              _                125               4              838
  Loss on Write-off of leases and              _              _                             _
   equipment                                                                                                (11,202)
  Forbearance agreement costs                  _              _                             _              (211,098)
  Interest expense                            (31,761)      (32,602)       (96,065)        (94,919)        (651,819)
                                          ------------  -------------  ------------   -------------  ---------------

   Total other income and (expenses), net     (31,761)      (32,602)       (95,940)        (94,915)        (669,281)
                                          ------------  -------------  ------------   -------------  ---------------

Net loss                                  $   (88,370)  $   (70,076)   $  (489,633)   $   (516,120)  $  (11,992,426)
                                          ============  =============  ============   =============  ===============

Net loss per common share
   basic and diluted                      $         -         _        $     (0.01)   $      (0.01)
                                          ============  =============  ============   =============

Weighted average number of common shares
   outstanding-basic and diluted           52,986,952    47,286,897     50,264,760      45,562,290
                                          ============  =============  ============   =============

The accompanying notes are an integral part of the financial statements.

                                                   TX HOLDINGS, INC.
                                           A CORPORATION IN THE DEVELOPMENT STAGE
                                       STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                          For the Period from Development Stage , October 1, 2004 to June 30, 2010
----------------------------------------------------------------------------------------------------------------------------
                                                                                                    Losses
                                                                                                 Accumulated
                                Preferred Stock     Common Stock      Additional                    in the
                                --------------- ---------------------   Paid-In    Accumulated   Development
                                Shares  Amount    Shares     Amount     Capital      Deficit        Stage          Total
                                ------ -------- ---------- ---------- -----------  ------------  ------------  -------------

Balance at September 30, 2004          $        15,793,651 $1,532,111           -  $(1,912,397)   $             $  (380,286)

Inception of the development
    stage on October 1, 2004                             -          -           -
Common stock issued for
    professional services                          450,000     40,000           -                                    40,000
Common stock issued for
    prepaid services                               100,000     10,000           -                                    10,000
Common stock issued to
    settle accounts payable                        361,942     36,194           -                                    36,194
Warrants issued under
    forbearence agreement                                -          -     211,098                                   211,098
Net income (loss)                                        -          -           -      108,890     (449,790)       (340,900)
                                ------ -------- --------------------- -----------  ------------  ------------  -------------

Balance at September 30, 2005          $        16,705,593  1,618,305     211,098  $(1,803,507)  $ (449,790)    $  (423,894)
                                ------ -------- ---------- ---------- -----------  ------------  ------------  -------------

                          The accompanying notes are an integral part of the financial statements


                                                             TX HOLDINGS, INC.
                                                   A CORPORATION IN THE DEVELOPMENT STAGE
                                               STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                  For the Period from Development Stage , October 1, 2004 to June 30, 2010
-----------------------------------------------------------------------------------------------------------------------------------
                                                                                                            Losses
                                                                                                          Accumulated
                                   Preferred Stock         Common Stock        Additional                   in the
                                --------------------- -----------------------   Paid-in     Accumulated   Development
                                  Shares     Amount      Shares     Amount      Capital       Deficit        Stage        Total
                                --------------------- ----------------------- ------------  ------------ ------------- ------------

Balance at September 30, 2005           -  $        -  16,705,593 $ 1,618,305      211,098  $(1,803,507)  $  (449,790)  $ (423,894)

Common stock issued for
   professional services                -           -   4,649,300   2,318,295            -            -             -    2,318,295
Common stock issued for cash            -           -   4,633,324   1,164,997            -            -             -    1,164,997
Common stock issued upon
   exercise of warrants                 -           -     294,341       2,943            -            -             -        2,943
Common stock surrendered                -           -    (500,000)          -            -            -             -
Warrants issued for services            -           -           -           -      376,605            -             -      376,605
Preferrd stock issued to the
   Company's chief executive
   officer/stockholder              1,000   1,018,000           -           -            -            -             -    1,018,000
Net income (loss)                       -           -           -           -            -            -    (5,015,719)  (5,015,719)
                                --------------------- ----------------------- ------------  ------------ ------------- ------------

Balance at September 30, 2006       1,000 $ 1,018,000  25,782,558 $ 5,104,541$     587,703  $(1,803,507)  $(5,465,509)  $ (558,772)
                                --------- ----------- ------------ ---------- ------------  ------------ ------------- ------------

                     The accompanying notes are an integral part of the financial statements


                                                               TX HOLDINGS, INC.
                                                     A CORPORATION IN THE DEVELOPMENT STAGE
                                                 STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                                    For the period from development Stage, October 1, 2004 to June 30, 2010
----------------------------------------------------------------------------------------------------------------------------------
                                                                                                             Losses
                                                                                                          Accumulated
                                   Preferred Stock          Common Stock       Additional                    in the
                               -----------------------------------------------   Paid-In     Accumulated  Development
                                  Shares     Amount      Shares      Amount      Capital       Deficit       Stage        Total
                               ----------------------------------------------- -----------  ------------- ------------ -----------

Balance at September 30, 2006         1,000 $1,018,000  25,782,558 $ 5,104,541 $   587,703  $ (1,803,507) $(5,465,509) $ (558,772)

Common stock issued for
  professional services                   -          -   3,475,555   2,501,222           -             -                2,501,222
Contribution by stockholder               -          -           -           -      53,325             -                   53,325
Warrants issued for service               -          -           -           -     159,381             -                  159,381
Common stock issued upon
  exercise of warrants                    -          -     355,821      75,461           -             -                   75,461
Common stock issued in settle-
  ment of notes payable and
  and interest                            -          -     833,333     546,666           -             -                  546,666
Common stock issued in settle-
  of accounts payable                     -          -   1,437,088     215,114           -             -                  215,114
Net loss                                  -          -           -           -           -             -   (4,085,033) (4,085,033)
                               ------------ ---------- ----------- -----------  ----------  ------------- ------------ -----------

Balance at September 30, 2007         1,000 $1,018,000  31,884,355 $ 8,443,004  $  800,409  $ (1,803,507)  (9,550,542) (1,092,636)
                               ============ ========== =========== ===========  ==========  ============= ============ ===========

                     The accompanying notes are an integral part of the financial statements


                                                       TX HOLDINGS, INC.
                                             A CORPORATION IN THE DEVELOPMENT STAGE
                                          STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                             For the period from development Stage, October 1, 2004 to June 30, 2010
---------------------------------------------------------------------------------------------------------------------------------
                                                                                                           Losses
                                                                                                        Accumulated
                                  Preferred Stock          Common Stock       Additional                   in the
                               ---------------------- -----------------------   Paid-In    Accumulated  Development
                                Shares      Amount      Shares      Amount      Capital      Deficit       Stage         Total
                               --------- ------------ ----------- ----------- -----------  -----------  ------------  -----------

Balance at September 30, 2007      1,000 $  1,018,000  31,884,355 $ 8,443,004 $   800,409 $(1,803,507) $ (9,550,542) $(1,092,636)

Common stock issued in
   exchange of preferred stock    -1,000   -1,018,000  10,715,789   1,018,000           -            -             -            -
Common stock issued for
   professional services               -            -     450,680     128,440           -            -             -      128,440
Common stock issued for
   cash                                -            -     780,000      73,000           -            -             -       73,000
Common stock issued in
   settlement of legal claim           -            -     175,000      31,500           -            -             -       31,500
Contribution by stockholder            -            -           -           -      10,643                                  10,643
Common stock returned
   to treasury                         -            -    -300,000           -           -            -             -            -
Accrued salary contributed by
   officer/stockholder                 -            -           -           -     125,000            -             -      125,000
Accounting for employee
   stock warrants                      -            -           -           -     190,000            -             -      190,000
Accounting for options issued
   to a consultant                     -            -           -           -      19,000            -             -       19,000
Net loss                               -            -           -           -           -            -     (676,123)    (676,123)
                               --------- ------------ ----------- ----------- -----------  -----------  ------------  -----------

Balance at September 30, 2008          - $          -  43,705,824  $9,693,944  $1,145,052 $(1,803,507) $(10,226,665) $(1,191,176)
                               ========= ============ ===========  ==========  ==========  ===========  ============ ============

                     The accompanying notes are an integral part of the financial statements


                                                          TX HOLDINGS INC.
                                                  A CORPORATION IN THE DEVELOPMENT STAGE
                                              STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                        For the Period from Inception of the Development Stage, October 1, 2004, to June 30, 2010
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                          Losses
                                                                          Additional                   Accumulated
                               Preferred Stock         Common Stock         Paid in                       in the
                             -------------------  ----------------------  -----------   Accumulated    Development
                               Shares   Amount      Shares     Amount       Capital       Deficit         Stage           Total
                             -------------------  ----------------------  -----------  -------------  --------------  --------------
Balance at
September 30, 2008               _         _       43,705,824  $9,693,944 $ 1,145,052  $ (1,803,507)  $ (10,226,665)  $  (1,191,176)

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

Common stock sold
  to private investors           _         _          200,000     20,000       _             _              _                 20,000

Common stock returned
 to treasury                     _         _      (1,300,000)     _            _             _              _               _

Shareholders' advances
previously reported as
Additional Paid in Capital       _         _           _          _          (10,643)        _              _               (10,643)

Imputed salary contributed
 by officer/stockholder          _         _           _          _           125,000        _              _                125,000

Accounting for employee
 stock warrant                   _         _           _          _           120,000        _              _                120,000

  Net Loss                       _         _           _          _            _             _           (1,276,127)     (1,276,127)

Balance at
                             -------------------  ----------------------- -----------  -------------  --------------  --------------
September 30, 2009               _         _       47,636,897 $10,216,052 $ 1,379,409  $ (1,803,507)  $ (11,502,792)  $  (1,710,838)
                             ===================  ======================= ===========  =============  ==============  ==============

The accompanying notes are an integral part of these financial statements.


                                                          TX HOLDINGS INC.
                                                A CORPORATION IN THE DEVELOPMENT STAGE
                                        UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
                       For the Period from Inception of the Development Stage, October 1, 2004, to June 30, 2010
------------------------------------------------------------------------------------------------------------------------------------
                                                                                                        Losses
                                                                    Additional                        Accumulated
                      Preferred Stock          Common Stock           Paid in                           in the
                     ------------------  ------------------------  -------------    Accumulated       Development
                      Shares   Amount      Shares      Amount         Capital         Deficit            Stage            Total
                     ------------------  ------------------------  -------------  ---------------  -----------------  --------------
Balance at
September 30, 2009      _         _       47,636,897 $ 10,216,052   $  1,379,409   $  (1,803,507)   $   (11,502,792)   $ (1,710,838)

Common stock issued
  for professional
  services              _         _        3,355,000      239,885        _               _                 _                239,885

Common stock sold
  to private            _         _                                      _               _                 _
  investors                                2,050,000      102,500                                                           102,500

  Net Loss              _         _           _           _              _               _                 (489,633)       (489,633)

Balance at
                     ------------------  ------------------------  -------------  ---------------  -----------------  --------------
June 30, 2010           _         _       53,041,897 $ 10,558,437   $  1,379,409   $  (1,803,507)   $   (11,992,426)   $ (1,858,087)
                     ==================  ========================  =============  ===============  =================  ==============


The accompanying notes are an integral part of the financial statements.


                                                   TX HOLDINGS, INC.
                                        A CORPORATION IN THE DEVELOPMENT STAGE
                                          UNAUDITED STATEMENTS OF CASH FLOWS
                       For the Nine Months Ended June 30, 2010 and 2009 and for the Period From
                         Inception of the Development Stage, October 1, 2004, to June 30, 2010
-----------------------------------------------------------------------------------------------------------------------
                                                                                                       Inception of
                                                                        Nine Months Ended               Development
                                                                ----------------------------------       Stage to
                                                                 June 30, 2010     June 30, 2009       June 30, 2010
                                                                ----------------  ----------------  -------------------
Cash flows used by operating activities:
  Net loss                                                       $     (489,633)   $     (516,120)   $     (11,992,425)
  Adjustments to reconcile net loss to net cash used
    in operating activities:
       Warrants issued for forbearance agreement                       _                 _                     211,098
       Loss on disposal of equipment                                   _                 _                      11,202
       Impairment of unproved oil and gas properties                                                           384,088
       Depreciation expense                                               2,470          _                       5,616
       Bad Debt Expense                                                _                    1,729                1,729
       Common and preferred stock issued for services                   239,885           224,000            6,060,224
       Warrants issued to employees and a consultant                   _                 _                     329,000
       Warrants issued for services                                    _                 _                     376,605
       Common stock issued to settle accounts payable                  _                 _                     251,308
       Common stock issued in payment of interest expense              _                 _                     196,666
       Common stock issued by an officer/stockholder to
           satisfy expenses of the Company and increase
           stockholder advances                                        _                 _                     616,750
       Common stock issued in settlement of legal claim                _                 _                      31,500
       Accrued salary contributed by stockholder/former
        officer                                                        _                 _                     250,000
       Changes in operating assets and liabilities:
         Accrued stock-based compensation reversal
          resulting from legal claim settlement                        _                 _                    (231,000)
         Prepaid expenses and other assets                               (2,000)         _                     (51,750)
         Accounts receivable                                           _                     (448)              (1,729)
         Accounts payable and accrued liabilities                       159,009           213,261            1,819,491
                                                                ----------------  ----------------  -------------------
  Net cash used by operating activities                                 (90,269)          (77,578)          (1,731,627)
                                                                ----------------  ----------------  -------------------

Cash flows used in investing activities:
       Deposits paid for oil and gas property acquisitions             _                 _                    (378,000)
       Property and equipment additions                                 (10,715)          (58,057)            (425,328)
                                                                ----------------  ----------------  -------------------
  Net cash used in investing activities                                 (10,715)          (58,057)            (803,328)
                                                                ----------------  ----------------  -------------------

Cash flows provided by financing activities:
       Proceeds from stockholder/officer contribution                  _                 _                      10,643
       Repayment of note payable to a bank                             _                 _                     (20,598)
       Proceeds from note payable to stockholder                       _                 _                     520,000
       Proceeds from sale of common stock                               102,500            10,000            1,360,497
       Proceeds from exercise of warrants                              _                 _                      78,404
       Proceeds from stockholder/officer advances                      _                  128,814              594,113
       Payment of stockholder advances                                   (6,900)         _                      (6,900)
                                                                ----------------  ----------------  -------------------
  Net cash provided by financing activities                              95,600           138,814            2,536,159
                                                                ----------------  ----------------  -------------------

Increase (Decrease) in cash and cash equivalents                         (5,384)            3,179                1,204
Cash and cash equivalents at beginning of period                          6,588             3,558            _
                                                                ----------------  ----------------  -------------------

Cash and cash equivalents at end of period                       $        1,204    $        6,737    $           1,204
                                                                ================  ================  ===================

Non-cash investing and financing activities:
  Common stock issued in payment of Shareholders' advances       $            -    $      258,108    $         258,108
                                                                ================  ================  ===================

  Shareholders' advances converted to notes payable from
    stockholder                                                  $            -    $      119,997    $         119,997
                                                                ================  ================  ===================

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

GOING  CONCERN  CONSIDERATIONS

Since it ceased its former business operations, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the financial statements are presented in accordance with FASB Accounting Standards Codification ("ASC") Topic 915 Development Stage Entities (formerly) Statement of Financial Accounting Standards (SFAS) No.7, Accounting and
Reporting  by  Development-Stage  Enterprises.

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

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

ACCOUNTS RECEIVABLE AND PROVISION FOR BAD DEBTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management's assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was $1,729 and $1,729 as of June 30, 2010 and September 30, 2009, respectively


PROPERTY  AND  EQUIPMENT

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

ASSET RETIREMENT OBLIGATION

The Company follows ASC Topic 410, "Accounting for Asset Retirement Obligations", which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost is included in unproved oil and gas property in the accompanying balance sheets. The Company's asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.

REVENUE RECOGNITION

Currently the Company has limited revenue from oil and gas operations. Once the Company begins to receive higher revenue from oil and gas operations it will be recognized upon the delivery of the oil or gas to the purchaser of the oil or gas.

POTENTIALLY  DILUTIVE  OPTIONS  AND  WARRANTS

At June 30, 2010 the Company has outstanding 1,000,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have an exercise price of $0.28 per share and expire in September 2011.

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of June 30, 2010 and September 30, 2009. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

RECLASSIFICATIONS

Certain reclassifications have been made to the prior years' financial statements to conform to the current year presentation. These reclassifications had no effect on reported net loss or accumulated deficit.

ROUNDING

Throughout our financial statements and footnotes, amounts have been rounded to the nearest dollar. Consequently, the addition and subtraction totals of some columns and category presentations may have differences of a dollar due to this rounding.

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

During the nine months ended June 30, 2010, there were several new accounting pronouncements issued by the FASB the most recent of which was Accounting Standards Update 2010-19, Foreign Currency Issues: Multiple Foreign Currency Exchange Rates. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company's financial statements.

SUBSEQUENT EVENTS

In preparing the financial statements, the Company has reviewed, as determined necessary by the Company's management, events that have occurred after June 30, 2010, up until the issuance of the financial statements, which occurred on July 29, 2010.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at June 30, 2010 and September 30, 2009:
                                                                       June 30,      September 30,
                                                                         2010             2009
                                                                     -------------   --------------
    Oil and gas properties ? successful efforts
         method - unproved                                            $    782,468    $     771,752



    Less accumulated depreciation, depletion amortization                  (2,470)          _
                                                                     -------------   --------------

                                                                      $    779,998    $     771,752
                                                                     =============   ==============


At June 30, 2010 and September 30, 2009, the Company had proved oil and gas undeveloped properties and, accordingly, with the exception of some equipment, there was no amortization of oil and gas properties recorded during the periods then ended. The Company's unproven oil and gas properties were reviewed for impairment on a field-by-field basis

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 2 - PROPERTY AND EQUIPMENT-CONT'D

as of June 30, 2010 and September 30, 2009. As a result of the review, the Company recognized an impairment loss of $0 and $(384,088) for the period ended June 30, 2010 and September 30, 2009, respectively.

Substantially all the Company's reserves can only be produced economically through application of improved recovery techniques and are excluded from the proved classification until successful testing by a pilot project, or the operation of an installed program in the reservoir, provide support for the engineering analysis on which the project or program is based.
On November 1, 2006, the Company entered into a purchase and sale agreement (the "Agreement") for a 60% interest in certain oil and gas properties located in Eastland County, Texas. Under the Agreement, the Company was obligated to pay a total of $7,200,000 for equipment, mineral leases, drilling and reworks, and various other categories of costs if all provisions of the agreement are met. The Company has made payments totaling $378,000 to the seller, which reduced the working interest to 8.5%. These payments are included in unproved oil and gas properties - successful efforts on the accompanying balance sheet as of June 30, 2010 and September 30, 2009. Included in unproved oil and gas properties is $352,560 of 2007 additions that were acquired in exchange for shares of the Company's common stock that the Company's former Chief Executive Officer who is a major stockholder of the Company advised he transferred on behalf of the Company. This amount is included in Convertible Debt to Stockholder/Officer. The Company has established a $4,000 Fixed Asset capitalization threshold.

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

Mark Neuhaus, the former Chairman of the Board of Directors and former Chief Executive Officer of the Company caused the Company in September 2007 to issue to him a convertible promissory note in the amount of $1,199,886 bearing interest at 8% per annum and due and payable within two years for payments in cash and common stock made on behalf of the Company through that date. The conversion price is $0.28 per common share (the market price of the Company's common stock on the date of the note) which will automatically convert on the two-year anniversary of the note if not paid in full by the Company. The conversion price is subject to adjustments for anti-dilution. The Company disputed that the note was not supported by consideration or that it was properly authorized under Georgia law and on November 11, 2008 the Company entered into a settlement agreement with Mr. Neuhaus and his wife which included provisions cancelling the indebtedness represented by the note contingent on the closing of a third party transaction within 90 days of November 11, 2008. The Company was not

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 3 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO OFFICER/ STOCKHOLDER-CON'TD

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

The Company has identified potential retirement obligations related to the Parks Lease and Contract Area #1 Lease. These retirement obligations are determined based on estimated costs to comply with abandonment regulations established by the Texas Railroad Commission and the State of Texas. Management has estimated the cost in today's dollars, to comply with these regulations. These estimates have been projected out to the anticipated retirement date 10 years in the future. The anticipated future cost of remediation efforts is $186,650. The anticipated future cost of remediation efforts were discounted back at an assumed interest rate of 10 percent, to arrive at a net present value of the obligation. The asset retirement obligation is $86,455 at June 30, 2010 and September 30, 2009. The Company has not recorded accretion on the asset retirement obligation due to minimal revenues.

NOTE 5 - INCOME TAXES

Following is an analysis of deferred taxes at June 30, 2010:

Deferred tax assets:
     Net operating losses                                      $     1,535,000
     Accrued expenses                                                  256,000
     Valuation allowance                                            (1,791,000)
                                                               ----------------

           Total deferred tax assets                                         _

Deferred tax liabilities:
     Basis of property and equipment                                         _
                                                               ----------------

           Net deferred tax asset                              $             _
                                                               ================

The Company has tax net operating loss carryforwards totaling approximately $4,550,000, expiring in 2018 through 2029. Approximately $1,200,000 of net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE  5-  INCOME  TAXES-CONT'D

the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

Net operating losses after December 12, 2002 through June 30, 2010 were approximately $3,350,000. The total net operating losses available to the Company to offset future taxable income is approximately $3,674,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the nine months ended June 30, 2010 and 2009:

                                     Nine Months Ended June 30,
                                    -----------------------------
                                       2010             2009
                                    -----------     ------------

 Benefit for income tax at federal
 statutory rate                     $   166,000     $    175,481
 Change in valuation allowance         (82,000)         (99,321)
 Non-deductible stock-based
   Compensation                        (84,000)         (76,160)
                                    -----------     ------------

                                    $         -     $          -
                                    ===========     ============

NOTE  6  -  STOCKHOLDERS'  EQUITY

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

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 6 - STOCKHOLDERS' EQUITY-CONT'D

COMMON STOCK

During the period September 30, 2009 through June 30, 2010, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities as follows:

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

On February 16, 2010, the Company issued 580,000 shares of restricted common stock for services. The services were valued at $41, 760 based on the quoted market price of the Company's stock on the date of issuance.

On March 1, 2010 the Company issued 275,000 shares of restricted common stock for services. The services were valued at $20,625 based on the quoted market price of the Company's stock on the date of issuance.

On March 18, 2010, the Company sold 400,000 shares to a private investor for cash proceeds of $20,000.

On April 26, 2010, the Company sold 200,000 shares to a private investor for cash proceeds of $10,000.

POTENTIALLY  DILUTIVE  OPTIONS  AND  WARRANTS

At June 30, 2010, the Company has outstanding 1,000,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

Following is a summary of outstanding stock warrants at June 30, 2010

                                    Number of       Exercise     Weighted
                                     Shares          Price       Avg. Price
                                  -------------   ------------   -------------
Warrants at September 30,2009         2,050,000     $0.28-0.50           $0.39
Issued                                  _              _               _
Expired                               1,050,000          $0.50           $0.50
                                  -------------   ------------   -------------
Warrants at June 30, 2010             1,000,000          $0.28           $0.28
                                  =============   ============   =============

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

A summary of outstanding warrants at June 30, 2010, follows:

                                                              Contractual
                                                               Remaining
                                     Number of    Exercise       Life
       Expiration Date                 Shares       Price       (Years)
------------------------------       ----------  -----------  -----------


September, 2011                       1,000,000         0.28         1.25
                                     ----------
                                      1,000,000
                                     ==========

NOTE  7  -  RELATED  PARTY  TRANSACTIONS

Beginning with the quarter ended March 31, 2008 to the present, the Company recognized crude oil sales from a lease for which the operator is company owned by a stockholder/director of the Company. These sales account for 100% of our oil and gas revenue for the nine months ended June 30, 2010.

As of June 30, 2010, the Company has an outstanding note payable to Mr. Shrewsbury, the Company's Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand.

Included in the financial statements at June 30, 2010 are advances from stockholder/officer of $42,347. Interest has been accrued on these advances at rates ranging from 8% to 10%,. In the quarter ended June 30, 2010 interest expense of $31,162, in the accompanying statement of operations, relates to those advances and the promissory note.

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

On November 11, 2008, the Company entered into a settlement agreement with Mark Neuhaus and Nicole Neuhaus. The agreement was subject to the Company finalizing a transaction with a third party involving certain oil and gas properties within 90 days of November 11, 2008 ("Third Party Closing"). If the third party transaction closes, the agreement provides for mutual general releases between the Company, Mark Neuhaus and Nicole Neuhaus. In connection with the agreement, seven million shares of the common stock of the Company previously issued to Mark Neuhaus were delivered to the Company to be held pending the Third Party Closing. If the Third Party Closing occurs within the 90 day period, (1) four million five hundred thousand of the deposited shares will be cancelled and returned to authorized but unissued shares of the Company,(2) two million five hundred thousand of the deposited shares will be delivered to Nicole Neuhaus and
(3) certain alleged claims of Mark Neuhaus against the Company for compensation and reimbursement for advances in the aggregate amount of $178,862 and a purported indebtedness of the Company to Mark Neuhaus in the amount of $1,320,071,including interest accrued through December 31, 2008 and represented by a convertible note dated as of September 28, 2007 will be cancelled. If the

                               TX HOLDINGS, INC.
                     A CORPORATION IN THE DEVELOPMENT STAGE
               NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

NOTE 7 - RELATED PARTY TRANSACTIONS-CON'TD

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


                           Asset Fair Value as of June 30, 2010 and 2009
                           ---------------------------------------------
                             Level 1         Level 2          Level 3
                           -----------    --------------    -------------
Performance Bond           $         -    $       50,000    $           -


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

The Company has never earned a profit, and has incurred an accumulated deficit of $13,795,933 as of June 30, 2010. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of forty nine wells located on the two fields located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.


RESULTS  OF  OPERATIONS

THREE  MONTHS  ENDED  JUNE 30, 2010 COMPARED TO THREE MONTHS ENDED JUNE 30, 2009

REVENUES  FROM  OPERATIONS

Revenues for the three months ended June 30, 2010 and 2009 were $7,509 and $6,455 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired two oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008. The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.


EXPENSES  FROM  CONTINUING  OPERATIONS

The Company operating expenses for the three months ended June 30, 2010 were $64,118. The current quarter operating expenses represent a negative variance of $20,189 when compared to operating expenses of $43,929 for the quarter ended June 30, 2009. Well work-over expenses in the current quarter in the amount of $17,825 account for a negative variance of $16,812 when compared to the same quarter the prior year. Higher travel and depreciation expenses in the current quarter account for the remaining negative variance of $3,377.

NET  INCOME/LOSS

For the quarter June 30, 2010, the Company had a net loss of $88,370 representing a negative variance of $18,294 when compared to a net loss of $70,076 for the quarter ended June 30, 2009. The negative variance in the current quarter as noted above in "Expenses from Continuing Operations" resulted from higher well work-over, travel and depreciation expenses.

NINE  MONTHS  ENDED  JUNE  30,  2010 COMPARED TO NINE MONTHS ENDED JUNE 30, 2009

REVENUES  FROM  OPERATIONS

Revenues for the nine months ended June 30, 2010 and 2009 were $14,507 and $6,904 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired two oil and gas leases in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008. The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.


EXPENSES  FROM  CONTINUING  OPERATIONS

The Company operating expenses for the nine months ended June 30, 2010 were $408,200. The current period operating expenses represent a positive variance of $19,909 when compared to operating expenses of $428,109 for the nine months ended June 30, 2009. Higher stock based compensation in the current period, resulting from higher outside consultants and investor relations expenses, account for a negative variance of $15,885 when compared to the same period the prior year. Higher well work-over during the current period account for an additional negative variance of $28,835. The higher stock based compensation and well work-over expenses were more than offset by lower legal fees of $87,783 during the current period.

NET  INCOME/LOSS

For the nine months ended June 30, 2010, the Company had a net loss of $489,633 representing a favorable variance of $26,487 when compared to a net loss of $516,120 for the nine months ended June 30, 2009. The favorable variance was primarily the result of higher revenue of $7,603 and lower operating expenses amounting to $19,909 during the nine months ended June 30, 2010, as compared with the same period the prior year. Higher interest expense in the current period account for a negative variance of $1,146.


ITEM 4 CONTROLS AND PROCEDURES

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

Management, under the supervision of the Company's Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company's internal control over financial reporting were not effective as of June 30, 2010, under the criteria set forth in the Internal Control-Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties. The Company continues to implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

 CHANGES  IN  INTERNAL  CONTROL  OVER  FINANCIAL  REPORTING

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

TX  HOLDINGS,  INC.

By:  /s/    William  "Buck"  Shrewsbury
            William  "Buck"  Shrewsbury
            Chief  Executive  Officer

Dated:  July  29,  2010

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


  /s/ William "Buck" Shrewsbury         Chairman of the Board of Directors and
    -------------------------           Chief Executive Officer
    William ?Buck? Shrewsbury
    July 29, 2010

    /s/ Richard (Rick) Novack           President and Director
    -------------------------
    Richard (Rick) Novack
    July 29, 2010


    /s/ Jose Fuentes                    Chief Financial Officer
    -------------------------
    Jose Fuentes
    July 29, 2010

    /s/ Bobby S. Fellers                Director
    -------------------------
    Bobby S. Fellers
    July 29, 2010

    /s/ Martin Lipper                   Director
    -------------------------
    Martin Lipper
    July  29, 2010