Form 10-K
period 2010-09-30
TX Holdings, Inc.
filed 2011-01-24
CIK 1133798

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2010

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from _________________ to __________________

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

Common Stock, No Par Value
(Title of class)

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days.  Yes ☒  No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐ Accelerated Filer ☐ Non-Accelerated Filer ☐ Smaller Reporting Company ☒

The Registrant had revenues for the fiscal year ended September 30, 2010 of $20,252.

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on January 19 2011 was $ 1,319,639

There are approximately 43,987,960 shares of common voting stock of the Registrant held by non-affiliates. On January 19, 2011 the average bid and asked price was $0.03

As of January 19, 2011 there were 53,041,897 shares of common stock outstanding.

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

 FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2010

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

The Company is actively engaged in the development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada"). Masada has previously served as the operator on the Park’s Lease in which TX Holdings currently holds a 75% working interest in the counties of Callahan and Eastland, Texas.

The Parks lease covers 320 acres in which the company owns a 75% working interest and Masada  owns the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells with minimal production rates. (2 to 3 bbls per day).

The Company has an estimated 8% working interest on the Perth lease which is currently under litigation. On September 30, 2010, the Company recorded an impairment loss of $302,580.

The Company owns an 8.5% working interest on the Contract Area-1 lease which included a total of 247 acres and a total of 36 wells. After repeated unsuccessful attempts over several years, the Company has elected to cease operation of the Contract area-1 lease resulting in impairment of the lease. The Company wrote-off the asset and recorded a loss of $252,181 for the year ended September 30, 2010 related to the lease and an impairment loss of $315,866 in 2009.

The Company owned a 100% working interest and was the operator of the 843 acre Williams Lease. An on-going dispute with the land owner of the lease has prevented the Company from operating or reporting any production on this lease. On September 30, 2009, the Company elected to cease operation of the Williams lease resulting in impairment of the lease. The Company recorded an impairment loss of $68,222 for the year ended September 30, 2009 related to this lease.

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

On March 28, 2006, TX Holdings appointed to its Board of Directors, Bobby Fellers, who has worked in the oil and gas business for more than thirty years. Mr. Fellers has assisted TX Holdings in the acquisition of the above referenced leases and owns a ninety one and a half percent working interest position in the Contract Area #1 lease and a twenty-five percent working interest in the Parks Lease. In addition Mr. Fellers is the sole owner of Masada Oil & Gas Inc a Texas corporation, which is the current operator of record of certain wells in Contract Area #1 in which TX Holdings has an 8.5% working interest.

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

Background for Oil and Gas Business Activities

Since August 2005 oil prices have exceeded $31 per barrel. On January 9, 2011 the closing price for a barrel of oil was $90.70 At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure is financially viable. The current corporate direction is to acquire through purchase, merger and option, fields with proven reserves and excellent development prospects. Concurrently, the Company is exploring options for the acquisition of operational expertise and equipment.

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

Research and Development

During 2010 and 2009 we did not incur any research and development expenditures.

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

On September 30, 2010, the Company had three employees. On December 24, 2007, William Shrewsbury was appointed Chairman of the Board of Director. Jose Fuentes was promoted to the Chief Financial Position on May 12, 2008 after the resignation of the interim Chief Financial Officer, Michael Cederstrom. On June 11, 2009 Richard “Rick” Novack was appointed to the Board of Directors and elected President.  Other specialized functions are provided as necessary through the engagement of independent consulting contractors.

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

General Risks Related To Our Business

Brief Operating History - No Assurance of Profitability

The Company has a brief operating history. Although we commenced operations in 1997, prior businesses have been sold or discontinued and original management has been replaced as previous operations have not been profitable. The Wi-Fi business contemplated subsequent to the acquisition of a controlling interest in the Company by MA&N did not materialize. As of January 11, 2011 the Company has sold only a limited amount of oil and gas production. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to produce and acquire sufficient productive wells to meet its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to meet all of its expenses to achieve profitability.

The Company Has A History Of Operating Losses And Cannot Guarantee Profitable Operations In The Future. Any Failure On Our Part To Achieve Profitability May Cause To Reduce Or Eventually Cease Operations.

We reported a net loss of $1,276,127 for the twelve months ending September 30, 2009 and a net loss of $1,141,303 for the twelve months ending September 30, 2010. At September 30, 2009 and 2010 respectively, we reported accumulated deficits of $13,306,299 and $14,447,602. Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the production of the oil and gas in the wells we currently operate and lease, and the acquisition of additional oil and gas producing properties.

We will require additional financing to fund ongoing operations, as our current sales and revenue growth are insufficient to meet our operating costs. At this time the Company has no material revenue and is unable to meet its current obligations.  In the past the Company has been able to raise capital from its stockholders/officers through stock-based compensation and advances. The Company will need to borrow or raise sufficient equity capitalization to meet its current obligations.  In addition the Company will need to raise approximately $200,000 in working capital to complete the refurbishment and development of the leases it currently operates.  The Company estimates that it will take from 12 to 24 months to achieve profitability.  Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

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

The Issuance of Shares Upon Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution Of Our Existing Shareholders

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

Concentration of Share Ownership Gives Insiders Control

Our current management owns a significant amount of the common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders. The aggregate percentage of Company stock owned by current directors and executive officers as well as warrants held by management is 18.9%.

Our former President, Mark Neuhaus and/or his wife, Nicole B. Neuhaus beneficially control approximately 17.6% of the existing common stock. In addition Mark Neuhaus caused the Company to issue to him a convertible note in the principal amount of $1,199,886 which bears interest at 8% per annum and is convertible into 4,285,306 shares of the Company’s common stock

Possibility That No Public Market or Only a Limited Public Market Will Be Established for the Common Stock of TX Holdings

In or about March 2007, NASD Regulation, Inc. cleared a broker's request for an unpriced quotation on the OTC Bulletin Board for TX Holdings'. Sales from inception have been sporadic and have ranged from $.04 to $1.05 a share. See MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company has its principal leases in Putnam, Texas. The Company is currently utilizing  office space of Masada Oil, a company that Bobby Fellers, a director of the Company owns and that currently performs some of our field operations.The Company's headquarters are located at 12080 Virginia Blvd. Ashland, Kentucky 41102. Our telephone number is (606) 928-1131. Management believes that these properties will be sufficient for its current and immediately foreseeable administrative needs. The Company does not hold any investments or interests in real estate other than the oil and gas Leases it holds for its operational needs. The Company currently seeks additional oil and gas leases for operational purposes, which is an essential part of operations of any oil and gas production company.

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

We are presently in the process of raising additional capital to develop the Park’s lease. The Park's Lease is a single lease containing 320 acres.  The  field is located in the counties of Callahan and Eastland, Texas.

Lease and Royalty Terms-Parks Lease

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

Oil and Gas Reserve Analyses

Currently the leases that have been acquired have not been developed in a way that allows our Petroleum Engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company is currently performing work on the Parks Lease to provide the required information of logging each well to provide the information to the Petroleum Engineers. The Company currently has no proved reserves on the leases. The Company is currently working to establish reserves and has had some limited production to-date.

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

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against several defendants for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation or reimbursement of expenses. A favorable legal claim settlement on behalf of the Company will include 1) The recall and return of approximately 10,000,000 shares of the company’s stock to be reclassified to treasury stock, 2) the write–off of a recorded debt and interest claimed by a prior officer of the Company, 3) A favorable monetary settlement from a prior legal service provider and 4) Compensation from the Company’s claim on the disputed investment on a third party Oil/Gas producing field. A court hearing is scheduled for February 2, 2011 to determine the jurisdiction where the claim will be adjudicated.

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

	Closing Prices ($)
Quarter Ended	High	Low

September 30, 2010	0.05	0.02
June, 30, 2010	0.10	0.02
March, 31, 2010	0.11	0.05
December 31, 2009	0.13	0.05

September 30, 2009	0.16	0.05
June, 30, 2009	0.08	0.05
March, 31, 2009	0.13	0.04
December 31, 2008	0.16	0.09

As of September 30, 2010 there were approximately 875 holders of record of our common stock.

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

Holders

As of September 30, 2010 and 2009, TX Holdings has issued and outstanding 53,041,897 and 47,636,897 and shares of common stock respectively.

Of the total 53,041,897 shares outstanding as of September 30, 2010, 26,638,376 shares were deemed "restricted securities," as defined by the Securities Act of 1933 (the “Act”) when issued to their registered owner and continues to have their restricted status noted on the books of Company’s transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

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

Recent Sales of Unregistered Securities

During the period October 1, 2008 through September 30, 2010, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities as follows:

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

Share Repurchases

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

The Company has never earned a profit, and has incurred an accumulated deficit of $14,447,602 as of September 30, 2010. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of twenty two wells located Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

Results of Operations

Year Ended September 30, 2010 Compared With Year Ended September 30, 2009

Revenues from Operations- Revenues for the year ended September 30, 2010 and September 30, 2009 were $20,252 and $6,904 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has an oil and gas lease in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The company received its first revenues from oil and gas operations in March, 2008. In the next fiscal year, it is the Company’s intent to increase production by placing additional wells into operation. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

Expenses from Continuing Operations - The Company incurred operating expenses of $1,033,410 for the fiscal  year ended September 30,2010; a decrease of $122,563 compared to $1,155,973 for the fiscal year ended September 30, 2009. The operating expense decrease is primarily attributed to: lower stock based compensation of $74,115, lower legal fees of $124,447, and lower payroll of $123,000.The favorable variance was partially offset by a 2010 fixed asset write-off for the amount of $252,181.

Net Loss - For the fiscal year ended September 30, 2010 the Company incurred a loss of $1,141,303 compared to a loss of $1,276,127 for the fiscal year ended September 30, 2009, a loss decrease of $134,824.  The major reasons for the Company having a lower net loss during the fiscal year ended September 30, 2010 can be attributed to:. Lower stock based compensation, lower legal fees and lower payroll which amounted to a favorable variance in 2010 of $74,115, $124,447 and $123,000 respectively. The favorable variance was partially offset by the $252,181 Contract Area-1 fixed asset write-off. A fixed asset impairment loss for the amount of $302,560 was recorded in September 30, 2010 this loss was more than offset by an impairment loss for Contract Area-1 of $315,866 and an asset write-off of $68,222 recorded in September 30, 2009.

Net Operating Loss Carry forward for Tax Purposes

The Company has tax net operating loss carry forwards totaling approximately $4,400,000, expiring in 2018 through 2030.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company.

Liquidity

At September 30, 2010 the Company had a cash balance of $5,848. As of September 30, 2009 the Company had a  cash balance of $6,588. This is a result of work that has been completed in the oil & gas fields and the purchase of the fields. Property and equipment was $188,702 as of September 30, 2010 compared to   $771,752 as of September 30, 2009, The investment in the oil and gas fields has caused the Company a liquidity crisis. The Company has been able to borrow money from William Shrewsbury primarily to resolve the Company's liquidity needs. The Company completed its testing required by the Texas Railroad Commission as of December 28, 2007.  This will allow the Company to increase production on the oil wells on the Parks lease. While the Company anticipates generating greater revenue beginning in the second quarter of 2011 the amount of production will not be sufficient to meet all of the Company's liquidity needs.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of a business strategy that produced significant revenues. Since MA&N took a controlling interest in the Company in December 2002, Mr. Neuhaus has claimed that he provided loans for operating purposes to the Company in the amount of $1,199,886 for operating purposes as of September 30, 2010. Mr. Shrewsbury has also provided the company with a short term loan of $289,997 as well as advances in the amount of $27,700. As of September 30, 2010, the Company has a recorded liability of $62,719 owed to Dexter & Dexter, Attorneys at Law for attorneys’ fees and the sum of $261,077 to Jose Fuentes as payment for service.

During the 2007 fiscal year Mark Neuhaus caused the Company to issue him a note for $1,199,886 for advances he made on behalf of the Company and which the Company disputes. This disputed obligation is set forth in a convertible promissory note which pays interest at 8% per annum effective September 28, 2007. The conversion price for common stock is twenty-eight cents per share. The note is for two years and provides that it may be converted at any time during that period.

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

Item 8 Financial Statements and Supplementary Data

The Company's balance sheets as of September 30, 2010 and the related statements of operations, changes in stockholders deficit and cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. The September 30, 2009 Financial Statements were audited by Ham, Langston & Brezina, LLP. Both auditing firms are independent registered public accountants. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
FINANCIAL STATEMENTS - TABLE OF CONTENTS
As of and For the Years Ended September 30, 2010 and 2009 and for the period from inception of the Development Stage, October 1, 2004 to September 30, 2010

Page(s)

Reports Of Independent Registered Public Accounting Firms	24

Audited Financial Statements:

Balance Sheets at September 30, 2010 and 2009	26

Statements of Operations for the years ended September 30, 2010 and 2009, and for the period from inception of the development stage, October 1, 2004, to
September 30, 2010	27

Statements of Changes In Stockholders' Deficit for the years ended
September 30, 2010 and 2009 and for the period from inception of the development
stage, October 1, 2004, to September 30, 2010	28

Statements of Cash Flows for the years ended September 30, 2010 and 2009, and for the period from inception of the development stage, October 1, 2004, to
September 30, 2010	34

Notes to Financial Statements	36

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TX Holdings, Inc.

We have audited the accompanying balance sheet of TX Holdings, Inc. (the "Company") (a corporation in the development stage) (the "Company") as of September 30, 2010 and the related statements of operations, changes in stockholders' deficit and cash flows for the year then ended and cumulatively for the period from October 1, 2009 to September 30, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the cumulative totals of the Company for the period from October 1, 2004 (inception of development stage) to September 30, 2009, which totals reflect a deficit of $11,502,792 accumulated during the development stage. Those cumulative totals were audited by other independent auditors whose report dated January 8, 2010, expressed an unqualified opinion on the cumulative amounts. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors, mentioned above.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the fmancial position of TX Holdings, Inc. at September 30, 2010, and the results of its operations and its cash flows for the year ended September 30, 2010 and for the period from inception of the development stage, October 1, 2004 to September 30, 2010 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of TX Holdings, Inc.'s internal control over financial reporting as of September 30, 2010, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note l to the fmancial statements, the Company has incurred significant recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
January 21, 2011

Report of Independent Registered Public Accounting Firm

To the Stockholders and Directors of TX Holdings, Inc.:

We have audited the accompanying balance sheet of TX Holdings, Inc., a corporation in the development stage, as of September 30, 2009, and the related statements of operations, stockholders' deficit and cash flows for the year then ended and for the period from inception of the development stage, October 1, 2004, to September 30, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion an these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc as of September 30, 2009, and the results of its operations and its cash flows for the year then ended, and for the period from inception of the development stage, October 1, 2004, to September 30, 2009 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management's assertion about the effectiveness of TX Holdings, Inc.'s internal control over financial reporting as of September 30, 2009, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements and discussed in Note 1, the Company has incurred significant recurring losses from operations since inception and is dependent on outside sources of financing for continuance of its operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans with regard to this matter are also discussed in Note 1. These financial statements do not include any adjustments that might result from the outcome of this uncertainty

/s/ Ham, Langston & Brezina, L.L.P.

Ham, Langston & Brezina, L.L.P.

Houston. Texas
January 8, 2010

TX HOLDINGS, INC,
A CORPORATION IN THE DEVELOPMENT STAGE
BALANCE SHEETS
September 30, 2010 and 2009

	September 30,	September 30,
	2010	2009
ASSETS

Current assets:
Cash and cash equivalents	$5,848	$6,588
Accounts Receivable-(Net of Allowance for Doubtful Account)(Note 1)	-	-
Total current assets	5,848	6,588

Unproved oil and gas properties-successful efforts, net (Note2)	188,702	771,752
Performance Bond	50,000	50,000

Total Assets	$244,550	$828,340

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to a stockholder	$289,997	$289,997
Accounts payable and accrued liabilities	1,003,737	755,285
Accounts payable-related party	158,308	158,308
Advances from stockholder/officer	51,397	49,247
Convertible debt to stockholder/officer	1,199,886	1,199,886
Total current liabilities	2,703,325	2,452,723

Asset Retirement Obligation	50,981	86,455
Total Liabilities	2,754,306	2,539,178

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized
no shares outstanding as of September 30,2010 and September 30,2009	-	-
Common stock:no par value, 250,000,000 shares
authorized, 53,041,897 and 47,636,897 shares
issued and outstanding at September 30, 2010
and September 30, 2009, respectively	10,558,437	10,216,052
Additional paid-in capital	1,379,409	1,379,409
Accumulated deficit	(1,803,507)	(1,803,507)
Losses accumulated in the development stage	(12,644,095)	(11,502,792)

Total stockholders' deficit	(2,509,756)	(1,710,838)

Total liabilities and stockholders' deficit	$244,550	$828,340

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2010 and 2009 and for the Period From
Inception of the Development Stage, October 1, 2004 to September 30, 2010

			Inception of
			Development
			Stage to
	September 30,	September 30,	September 30,
	2010	2009	2010

Revenue	$20,252	$6,904	$36,464

Operating expenses, except items shown
separately below	224,007	387,954	2,297,486
Stock-based compensation	239,885	314,000	7,452,389
Professional fees	11,226	138,153	1,183,016
Impairment of unproved oil and gas properties	302,560	315,866	686,648
Lease expense		-	17,392
Loss on write-off of leases and equipment	252,181	-	263,383
Depreciation expense	3,551	-	6,697
Advertising expense		-	83,265

Total operating expenses	1,033,410	1,155,973	11,990,276

Loss from operations	(1,013,158)	(1,149,069)	(11,953,812)

Other income and (expense):
Legal settlement		-	204,000
Other income	125	4	838
Forbearance agreement costs		-	(211,098)
Interest expense	(128,270)	(127,062)	(684,023)

Total other income and (expenses), net	(128,145)	(127,058)	(690,283)

Net loss	$(1,141,303)	$(1,276,127)	$(12,644,095)

Net loss per common share
basic and diluted	$(0.02)	$(0.03)

Weighted average number of common shares
outstanding-basic and diluted	51,649,099	46,183,593

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2010

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid-In	Accumulated	Develop-
	Shares	Amount	Shares	Amount	Capital	Deficit	ment Stage	Total

Balance at September 30, 2004	-	$-	15,793,651	$1,532,111	$-	$(1,912,397)	$-	$(380,286)

Inception of the development
stage on October 1, 2004	-	-	-	-	-	-	-	-
Common stock issued for
professional services	-	-	450,000	40,000	-	-	-	40,000
Common stock issued for
prepaid services	-	-	100,000	10,000	-	-	-	10,000
Common stock issued to
settle accounts payable	-	-	361,942	36,194	-	-	-	36,194
Warrants issued under
forbearence agreement	-	-	-	-	211,098	-	-	211,098
Net income (loss)	-	-	-	-	-	108,890	(449,790)	(340,900)

Balance at September 30, 2005	-	$-	16,705,593	$1,618,305	$211,098	$(1,803,507)	$(449,790)	$(423,894)

The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2010

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
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 2010

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
For the Period from Inception of the Development Stage, October 1, 2004, to September 30, 20010

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

The accompanying notes are an integral part of these financial statements

TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage , October 1, 2004 to September 30, 2009
							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balance at September 30, 2008	-	-	43,705,824	$9,693,944	$1,145,052	$(1,803,507)	$(10,226,665)	$(1,191,176)

Common stock issued in Payment of
Shareholders'advances	-	-	2,581,073	258,108	-	-	-	258,108

Common stock issued
for professional services	-	-	2,450,000	244,000	-	-	-	244,000

Common stock sold
to private investors	-	-	200,000	20,000	-	-	-	20,000

Common stock returned
to treasury	-	-	(1,300,000)	-	-	-	-	-

Shareholders' advances previously
reported as Additional Paid in Capital	-	-	-	-	(10,643)	-	-	(10,643)

Imputed salary contributed
by officer/stockholder	-	-	-	-	125,000	-	-	125,000

Accounting for employee
stock warrant	-	-	-	-	120,000	-	-	120,000

Net Loss	-	-	-	-	-	-	(1,276,127)	(1,276,127)

Balance at
September 30, 2009	-	-	47,636,897	$10,216,052	$1,379,409	$(1,803,507)	$(11,502,792)	$(1,710,838)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage , October 1, 2004 to September 30, 2010

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at
September 30, 2009	-	-	47,636,897	$10,216,052	$1,379,409	$(1,803,507)	$(11,502,792)	$(1,710,838)

Common stock issued
for professional
services	-	-	3,355,000	239,885	-	-	-	239,885

Common stock sold
to private investors	-	-	2,050,000	102,500	-	-	-	102,500

Net Loss	-	-	-	-	-	-	(1,141,303)	(1,141,303)

Balance at
September 30, 2010	-	-	53,041,897	$10,558,437	$1,379,409	$(1,803,507)	$(12,644,095)	$(2,509,756)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2010 and 2009 and for the Period From
Inception of the Development stage , October 1, 2004 to September 30, 2010
			Inception of
			Development
			Stage to
	9/30/2010	9/30/2009	9/30/2010
Cash flows provided by (used by) operating activities:
Net loss	$(1,141,303)	$(1,276,127)	$(12,644,095)
Adjustments to reconcile net loss to net cash provided by
(used by) operating activities
Warrants issued for forbearance agreement	-	-	211,098
Loss on write-off of leases and equipment	252,181	-	263,383
Impairment of unproved oil and gas properties	302,560	384,088	686,648
Depreciation expense	3,551	-	6,697
Bad Debt Expense	-	1,729	1,729
Common and preferred stock issued for services	239,885	244,000	6,060,224
Warrants issued to employees and a consultant	-	120,000	329,000
Warrants issued for services	-	-	376,605
Common stock issued to settle accounts payable	-	-	251,308
Common stock issued in payment of interest expense	-	-	196,666
Common stock issued by an officer/stockholder to
satisfy expenses of the Company and increase
stockholder advances	-	-	616,750
Common stock issued in settlement of legal claim	-	-	31,500
Accrued salary contributed by stockholder/former officer	-	125,000	250,000
Changes in operating assets and liabilities:
Accrued stock-based compensation reversal
resulting from legal claim settlement	-	-	(231,000)
Prepaid expenses and other assets	-	-	(49,750)
Accounts receivable	-	(448)	(1,729)
Accounts payable and accrued liabilities	248,452	310,981	1,908,934
Net cash used in operating activities	(94,674)	(90,777)	(1,736,032)

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2010 and 2009 and for the Period From
Inception of the Development stage , October 1, 2004 to September 30, 2010
			Inception of
CASH FLOWS -Continued			Development
			Stage to
	9/30/2010	9/30/2009	9/30/2010

Cash flows used in investing activities:
Deposits paid for oil and gas property acquisitions	-	-	(378,000)
Property and equipment additions	(10,716)	(58,057)	(425,329)
Net cash used in investing activities	(10,716)	(58,057)	(803,329)

Cash flows provided by financing activities:
Proceeds from stockholder/officer contribution	-	-	10,643
Repayment of note payable to a bank	-	-	(20,598)
Proceeds from note payable to stockholder	-	-	520,000
Proceeds from sale of common stock	102,500	20,000	1,360,497
Proceeds from exercise of warrants	-	-	78,404
Proceeds from stockholder/officer advances	9,050	131,864	603,163
Payments of stock holders advances	(6,900)		(6,900)
Net cash provided by financing activities	104,650	151,864	2,545,209

Increase (Decrease) in cash and cash equivalents	104,650	151,864	2,545,209
Cash and cash equivalents at beginning of period	6,588	3,558	-

Cash and cash equivalents at end of period	$111,238	$155,422	$2,545,209

Non-cash investing and financing activities:
Common stock issued in payment of Shareholders' advances	-	$258,107	$258,107
Shareholders'advances converted to notes payable from stockholder	-	$119,997	$119,997
Shareholders' advances previously reported as paid-in capital	-	$(10,643)	$(10,643)
Increase in property and equipment from recognition of asset retirement obligation	-	-	$86,455

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

GOING CONCERN CONSIDERATIONS

Since it ceased its former business operations, the Company has devoted its efforts to research, product development, and securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the consolidated financial statements are presented in accordance with FASB Accounting Standards Codification (“ASC”) Topic 915 Development Stage Entities.

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

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificate of deposits and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2010, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe is is exposed to any significant credit risks from these excess deposits.

ACCOUNTS RECEIVABLE AND PROVISION FOR BAD DEBTS

The Company maintains an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was $1,729 and $1,729 as of September 30, 2010 and 2009, respectively.

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

For the years ended September 30, 2010 and 2009, the changes in the Company’s asset retirement obligations are as follows.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

ASSET RETIREMENT OBLIGATION-Continued

	$2010	$2009
Balance at beginning of Year $	86,455	86,455

Costs incurred during year	(17,248)	-

Changes in estimate	(18,226)	-

Accretion	-	-

Balance at end of year	$50,981	$86,455

REVENUE RECOGNITION

Currently the Company has limited revenue from oil and gas operations.  If and when the Company begins to receive higher revenue from oil and gas operations it will be recognized upon the delivery of the oil or gas to the purchaser of the oil or gas.

STOCK BASED COMPENSATION

The Company  accounts for share-based expense and activity in accordance with FASB ASC Topic 718 which establishes accounting for equity instruments exchanged for services. Under this provision share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over both the employee and non-employee’s requisite service period, generally the vesting period of the equity grant.

The Company estimates the fair value of stock options using the Black-Scholes valuation model . Key imput assumptions used to estimate the fair value of stock options include the excersise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the stock options granted.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At September 30, 2010 the Company has outstanding 1,000,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive. These warrants have an exercise price of $0.28  per share and expire in  September 2011.

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2010 and September 30, 2009. The Company assumes the book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

FAIR VALUE MEASUREMENT

ASC Topic 820, Fair Value Measurements and Disclosures, defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

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

The following table summarizes securities unissued at each of the periods presented which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

	2010	2009

Convertible notes	-	4,285,306
Warrants issued as compensation	1,000,000	2,050,000

Total	1,000,000	6,335,306

RECENTLY ISSUED ACCOUNTING STANDARDS

During the twelve months ended September 30, 2010, there were several new accounting pronouncements issued by the FASB  the most recent of which was Accounting Standards Update 2010-29   Each  of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2010 and 2009:

	2010	2009
Oil and Gas properties- successful efforts
method- unproved	$192,253	$771,752

Less accumulated depreciation, depletion and amortization	(3,551)	-

	$188,702	$771,752

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

POLICIES AND ACTIVITIES-Continued

Depreciation expense of $3,551 and $0 was recognized during the years ended September 30, 2010 and 2009, respectively. At September 30, 2010 and 2009, the Company had no proven oil and gas properties and, accordingly, there was no amortization of oil and gas properties recorded during the years then ended. The Company unproven oil and gas properties were reviewed for impairment on a field-by-field basis as of September 30, 2010 and 2009. As a result of the review, the Company recognized an impairment loss of $302,560 and $384,088 for the years endedSeptember 30, 2010 and 2009, respectively. The impairment loss is included in operating expenses on the accompanying statement of operations.

Substantially all the Company’s reserves can only be produced economically through application of improved recovery techniques and are excluded from the proved classification until successful testing by a pilot project, or the operation of an installed program in the reservoir, provide support for the engineering analysis on which the project or program is based.

The Company owns an 8.5% working interest on the Contract Area-1 lease which included a total of 247 acres and a total of 36 wells. After repeated unsuccessful attempts over several years, the Company has elected to cease operation of the Contract area-1 lease resulting in impairment of the lease. The Company wrote-off $568,047 for the year ended September 30, 2010 related to the lease.

Included in unproved oil and gas  properties is $352,560 of 2007 additions that were  acquired  in  exchange  for  shares of the  Company's common  stock that the Company's  former  Chief  Executive  Officer who is a major stockholder of the Company advised he transferred on behalf of the Company.  This amount is included in Convertible Debt to Stockholder/Officer. On September 30, 2010 an impairment amount for this property of $302, 560 was recorded reducing the recorded property value to $50,000.

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

The Company has identified potential retirement obligations related to the Parks Lease, Williams Lease and Contract Area1 lease. These retirement obligations are determined based on estimated costs to comply with abandonment regulations established by the Texas Railroad Commission and the State of Texas. Management has estimated the cost in today’s dollars, to comply with these regulations. These estimates have been projected out to the anticipated retirement date 9 years in the future. The anticipated future cost of remediation efforts is $101,912. The anticipated future cost of remediation efforts were discounted back at an assumed interest rate of 8 percent, to arrive at a net present value of the obligation. The asset retirement obligation is $50,981 and $86,455 at September 30, 2010 and September 30,2009, respectively. The Company has not recorded accretion on the asset retirement obligation due to minimal revenues.

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2010 and 2009:

	2010	2009

Deferred tax assets:
Net operating losses	$1,757,000	$1,451,000
Accrued expenses	257,000	257,000
Valuation allowance	(2,014,000)	(1,708,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2010 were approximately $4,000,000.  The Company has total net operating losses available to the Company to offset future taxable income of approximately $4,400,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES-Continued

	2010		2009
	Amount	Percent	Amount	Percent
Benefits for Income Tax at federal statutory rate	388,000	34%	434,000	34%

Change in valuation allowance	(306,000)	(21)	(268,000)	(24)
Non-deductible stock-based
Compensation	(82,000)	(13)	(166,000)	(10)

	$-	-%	$-	-%

The Company has tax net operating loss carry forwards totaling approximately $4,400,000, expiring in 2018 through 2030.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 6 - SEGMENT INFORMATION

As of September 30, 2010 and 2009 the Company’s only operating segment was in oil and gas operations.

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

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY-Continued

COMMON STOCK

During the years ended September 30, 2009 and 2010, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities as follows:

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

STOCK OPTIONS AND WARRANTS

On March  28,  2006,  warrants  to  purchase  a total of  800,000  shares of the Company's  common  stock at an exercise  price of $0.30 were issued to Michael A Cederstrom  (200,000  shares),  Douglas C.  Hewitt (300,000 shares) and Bobby Fellers (300,000 shares).  The  warrants  expired  on March  27,  2010 and were not exercised.

On September 28, 2007,  warrants to purchase a total of 2,000,000  shares of the Company's  common  stock at an exercise  price of $0.28 were issued to Michael A Cederstrom (1,000,000 shares) and Jose Fuentes (1,000,000 shares). The warrants were subject to continued employment, expire on  September  30,  2011 and  vest over a two year period  with 1,000,000 shares vesting  September 28, 2008 and 1,000,000  shares  vesting  September 28, 2009. Fair value of $480,000 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the year ended September 30, 2007, include (1) 4.75% discount rate, (2) warrant life is the expected remaining life of the options as of each year end, (3) expected volatility of 141.90%, and (4) zero expected dividends. Warrant expense of $120,000 and $190,000 was recorded during the years ended September 30, 2009 and 2008, related to these options. On May, 12, 2008 Michael A. Cederstrom forefeited his rights to the warrants upon tendering his resignation.

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

Following is a summary of outstanding stock warrants at September 30, 2010 and 2009 and activity during the years then ended:

	Number of	Exercise	Weighted
	Shares	Price	Average Price
Warrants at September 30, 2008	7,483,324	$0.28 – 0.50	$0.43
Forefeitures	(1,000,000)	0.28	0.28
Expired	(4,433,324)	0.50	0.50
Warrants at September 30,2009	2,050,000	0.28 - 0.30	0.29

Expired	(1,050,000)	0.30	0.30

Warrants at September 30, 2010	1,000,000	$0.28	$0.28

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY-Continued

STOCK OPTIONS AND WARRANTS-Continued

A summary of outstanding warrants at September 30, 2010, follows:

		Exercise	Contractual
	Number of	Price	Remaining
Expiration Date	Shares	$	Life (Years)

September 30, 2011	1,000,000	0.28	1.0

NOTE 8 – LEGAL PROCEEDINGS

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against several defendants for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation or reimbursement of expenses. A favorable legal claim settlement on behalf of the Company will include 1) The recall and return of approximately 10,000,000 shares of the company’s stock to be reclassified to treasury stock, 2) the write–off of a recorded debt and interest claimed by a prior officer of the Company, 3) A favorable monetary settlement from a prior legal service provider and 4) Compensation from the Company’s claim on the disputed investment on a third party Oil/Gas producing field. A court hearing is scheduled for February 2, 2011 to determine the jurisdiction where the claim will be adjudicated. A counter claim has not been filed against the Company.

The Company believes  that  any on-going litigation will not have a negative material impact on the Company’s financial position or operating results.

NOTE 9 – RELATED PARTY TRANSACTIONS

As described in Note 3, Mark Neuhaus caused the Company to issue a convertible promissory note in the amount of $1,199,886 bearing interest at 8% per year and due and payable within two years. The conversion price is $0.28 per common share which will automatically convert on the two-year anniversary of the note if not paid in full by the Company.  Mr. Neuhaus claims that this convertible promissory note is the result of the consolidation of stockholder advances made by him and entities he controls. The Company has filed a legal claim against several defendants (including Mr. Neuhaus) for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive payment on the outstanding promissory note (Note 8).

Included in the financial statements as of September 30, 2010 and 2009 are advances from stockholder/officer of $51,397 and $49,247, respectively .

In June 2007 the Company  entered  into a  strategic  alliance  agreement  with Hewitt Energy Group,  LLC to identify  reserves and prospects,  and to establish production from the projects  mutually owned or contemplated to be jointly owned by the entities in states of Texas,  Kansas and  Oklahoma.  Hewitt Energy Group, LLC is controlled by a former member of the Company's board of directors. During 2007 the Company's former Chief Executive Officer,  who is a major stockholder, claimed that he transferred stock on behalf of the Company with a market value of $352,560 to Hewitt Energy Group, LLC to acquire an interest in the Perth field in Kansas. The Company recorded an impairment of $302,560 during the year ended September 30, 2010. There is currently a dispute as to the extent of the Company’s performance under the leases and agreement with Hewitt Energy.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS-Continued

	2010	2009

Beginning balance	$49,247	$284,845

Proceeds from stockholder/officer advances of stockholders advances	9,050	131,863
Payments of stockholders advances	(6,900)	-
Common stock issued at fair market value for services
and added to advances	-	-
Stockholders advances previously reported as
Paid-in capital		10,643
Advances repaid in Common Stock	-	(258,107)
Converted to convertible promissory note	-	(119,997)

Ending Balance	$51,397	$49,247

NOTE 10 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non cash investing and financing activities during the years ended September 30, 2010 and 2009:

	2010	2009

Advances from stockholders converted to
common stock	-	$258,107
Stockholder advances previously reported as paid-in capital		$(10,643)
Advances from stockholders converted to
notes payable to a stockholder	-	$119,997

Note 11 – COMMITMENTS AND CONTINGENCIES

None

Note 12 – SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA (Unaudited)

The following tables set forth supplementary disclosures for the Company’s oil and gas producing activities in accordance with ASC 932, Disclosures about Oil and Gas Producing Activities.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

Note 12 – SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA (Unaudited)-Continued

Capitalized Costs Relating to Oil and Gas Producing Activities:

	Years Ended September 30,
	2010	2009
Capitalized Costs:

Oil & gas properties	$192,253	$771,752
Total Capitalized Costs	192,253	771,752
Less: Accumulated depreciation, depletion,
amortization, and valuation allowance	(3,551)
Net Capitalized Costs	$188,702	$771,752

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	Years Ended September 30,
	2010	2009

Acquisition of properties	$-	$-

Exploration	-	-
Development	10,716	58,057
Total Costs Incurred	$10,716	$58,057

Results of Operations from Oil and Gas Producing Activities:

	Years Ended September 30,
	2010	2009
Revenues from Oil and Gas Producing Activity:	$20,252	$6,904
Revenue Distributions	-	-
Net Revenues from Producing Activities	20,252	6,904
Production Costs	(31,096)	(10,968)
Exploration Expenses	-	-
Depreciation, depletion, amortization, & valuation allowance	(3,551)	-
Pretax Income from Producing Activities	(14,395)	(4,064)
Income tax expenses/estimated loss carry forward benefit	-	-
Results of oil and gas producing activities	$(14,395)	$(4,064)

The results of oil and gas producing activities above does not include the impairment charges $315,866 and 302,560 for the years ended September 30, 2010 and 2009, respectively and write-off of oil and gas properties of $252,181for the year ended September 30, 2010 since these properties were not operational.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2010 covered by this Annual Report on Form 10-KSB.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion is based upon the number and magnitude of the year end adjusting entries.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of September 30, 2010, under the criteria set forth in the in Internal Control—Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties.  The Company continues to implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2010, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons and Corporate Governance:

The following table shows the names, ages and positions held by our executive officers, directors and significant employees during the year ended September 30, 2010:

Name	Age	Position

William Shrewsbury	66	Chairman of the Board of Directors/CEO

Richard Novack	52	Director/President

Jose Fuentes	63	Chief Financial Officer

Martin Lipper	76	Director

Bobby S. Fellers	60	Director

Business Experience of Executive Officers and Directors

William “Buck” Shrewsbury, Chairman of the Board/CEO, age 66. Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering. He served as the IT Manager with a large steel mill for 19 years. Mr. Shrewsbury owns his own trucking company as well as being an agent for a major transportation company.

Richard Novack attended the Indiana University of Pennsylvania where he majored in Business Administration. Mr. Novack began his career in finance and subsequently started several business enterprises, including entities in the printing, vending and real estate industries.

Martin Lipper, Director, age 76, is a Korean War Veteran. Mr. Lipper graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics. Mr. Lipper began his career on Wall St. as a securities analyst specializing in bank stock analysis. He Joined the Bank of N.Y. and was the senior bank insurance and finance analyst. Later he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics. Mr. Lipper currently service as Senior Vice President and Research Director of Baron Group U.S.A.

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficiary more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission Based solely upon a review of Forms 3 and 4 (furnished to the Company during the year ended September 30, 2006 and two Forms 5 (no other Forms 5 nor written representations furnished to the Company having been furnished with respect to such year)  each of the current directors failed to file a Form 3 on a timely basis. Mr. Shrewsbury timely filed a Form 5 reporting the failure to file the Form 3 and 9 acquisitions that should have been reported on a Form 4 and which took place in February and March of 2008.  Mr. Lipper  filed a form 5 on November 14, 2008 reflecting his ownership of shares of the common stock of the Company  which should have been reported on a Form 3 including  7 acquisitions that took place in November and September of 2007 prior to his becoming a director and one in March of 2008. Timely filings were made for the period ended September 30, 2010.

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
                  12080 Virginia Blvd.
                  Ashland, Kentucky 41102

Item 11 Executive Compensation

The following table sets forth all compensation accrued or  paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Shrewsbury Chairman and Chief Executive Officer	2010 2009	– –	– –	– –	– –	– –	– –	– –	– –
Richard Novack Director and President	2010 2009	– –	– –	– –	– –	– –	– –	– –	– –

Jose Fuentes (1) Chief Financial Officer	2010 2009	104,000 104,000	– –	– –	– –	– –	– –	– –	104,000 104,000

(1)
On September 28, 2008 the Company granted Jose Fuentes warrants for his services,  to purchase 1,000,000 shares of TX Holdings, Inc common stock at an exercise price of $0.28. The warrants expire on September 30, 2011

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to any of the foregoing officers during the periods covered herein. [The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the annual salary reported for them.]

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

On March 28, 2006, the Company entered into a contract with Michael A. Cederstrom for legal services and as the part time interim Chief Financial Officer. The retainer amount was $10,000 and in addition Mr. Cederstrom was granted warrants to purchase 200,000 shares of TX Holdings Company Stock at an exercise price of $0.30 per share. The September 28, 2007 warrants expired on March 27, 2010. In addition, Mr. Cederstrom also rendered legal services to the Company through his law firm, Dexter and Dexter. The Company paid to Dexter and Dexter the sum of $15,000 per month for legal representation. The contract with Michael Cederstrom was terminated on May 2, 2008

Mark Neuhaus has advised that on July 1, 2006, the Company entered into a consulting agreement with W.A. ("Bill") Alexander to provide technical support and advice in setting up the oil and gas operations. Mr. Alexander was granted warrants to purchase 250,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants expired on March 27, 2010.

Mark Neuhaus has advised that on September 28, 2007, the Company granted Michael A. Cederstrom warrants, for his services, to purchase 1,000,000 shares of TX Holdings, Inc. common stock at an exercise price of $0.28. The warrants were forfeited on May.2, 2008 upon Michael A. Cederstrom submitting his resignation.

On September 28, 2007, the Company granted Jose Fuentes warrants, for his services, to purchase 1,000,000 shares of TX Holdings, Inc. common stock at an exercise price of $0.28. The Warrants expire on September 30, 2011. Mr. Fuentes replaced Mr. Cederstrom to the CFO position on May 2, 2008.

Option Warrant Grants During 2010 and 2009 Fiscal Years

There were no options or warrants granted to executive officers or directors during the 2010 and 2009fiscal years.

Aggregated Option Exercises During 2009 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2010 fiscal year and number and value of such options held at fiscal year-end.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity awards held by the Company’s named executive officers as of September 30, 2009.
Number of Securities Underlying Unexercised Options at Fiscal Year- End (#)					Value of Unexercised In-the-Money Options at Fiscal Year- End ($) (1)
Name	Shares Acquired on Exercise (#)	Value Realized	Exercisable	Unexercisable	Exercisable	Unexercisable

Jose Fuentes	N/A	N/A	1,000,000	-0-	-0-	-0-

(1)	Based on the closing price of $0.025 at September 30, 2010

Director’s Compensation

The following table sets forth all fees and compensation paid or earned by the Company’ directors for the fiscal years 2009, 2008.

DIRECTORS' COMPENSATION TABLE
		Fees
		earned in			Non-equity
Name and		paid in	Stock	Option	Incentive plan	All other
Principal		cash	Awards	Awards	compensation	compensation	Total
Position	Year	$	$	$	$	$	$
Bobby Fellers	2010	0	0	n/a	n/a	n/a	n/a
	2009	0	0	n/a	n/a	n/a	n/a

Martin Lipper	2010	0	0	n/a	n/a	n/a	n/a
	2009	0	0	n/a	n/a	n/a	n/a
Rob Hutchings	2009	0	0	n/a	n/a	n/a	n/a

On March 28, 2006, the Company entered into an agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was appointed a director of the company in March 2006. Mr. Fellers was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants expired on March 27, 2010.

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

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of the Company's knowledge, as of January 13, 2011 with respect beneficially ownership (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) of the outstanding TX Holdings common stock by (i) each person to own more than 5%, (ii) each director, each executive officer and (iii) all directors and officers as a group.

Title	Name of beneficial owner (A)	Beneficial Ownership Number of shares (B)	Percent of class
Former CEO/Chairman	Mark Neuhaus	9,323,813	17.6 (C)
Chairman/CEO	William Shrewsbury	7,251,184	13.7
Director	Martin Lipper	286,166.5
President/Director	Richard Novack	1,016,587	1.9
Director	Bobby Fellers	--	--
CFO	Jose Fuentes	1,500,000	2.8(D)
All Officers and Directors As a group (5)		10,053,937	18.9(E)

(A) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 12080 Virginia Blvd. Ashland Kentucky 41102.

(B) Based upon shares of common stock outstanding as of January 13, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of December 23, 2010 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(C) Of which 2,323,813 shares are owned by MA&N.

(D) Represents 1,000,000 warrants issued to Jose Fuentes for his specific role with the Company during the fiscal year 2007 and, 500,000 shares of common stock.

(E) Total number of shares and % ownership includes all directors and officers as of December 8, 2009

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

On March 28, 2006 the Company entered into a consulting agreement with Mr. Bobby S. Fellers, a Member of the Company's Board of Directors, to provide technical support and advice in organizing the Company's oil and gas operations. Mr. Fellers received warrants to purchase 300,000 shares of the Company's common stock at an exercise price of $0.30 per share. The warrants expired on March 27,2010

 On December 24, 2007, the 1,000 shares of preferred stock owned by Mark Neuhaus were canceled and exchanged with 10,715,789 shares of common stock.  The cancellation of the preferred stock released Mr. Neuhaus' total voting control of the Company. Mr. Neuhaus still has substantial control of the Company via his common stock ownership.

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

As of September 30, 2009, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand. Mr. Shrewsbury has also provided the Company with a cash advance of $27,700 which was used for operating expenses.

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

Item 14 Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Turner, Stone & Company, L.L.P. for the audit of our annual financial statements for fiscal year 2010 and  the aggregate fees paid or accrued for audit-related services and all other services rendered by Ham, Langston & Brezina, L.L.P. for fiscal year 2009.:

ACCOUNTING FEES AND SERVICES	2010	2009

Audit fees	$30,438	$39,000
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$30,438	$39,000

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The Category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Turner, Stone & Company, L.L.P. and Ham, Langston & Brezina, L.L.P. was compatible with the maintenance of the respective firm’s independence in the conduct of its audits.

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

Dated: January 20, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury	Chairman of the Board of Directors,
William “Buck” Shrewsbury	and Chief Executive Officer
: January 20, 2011

/s/Richard Novack	President
Richard Novack
: January 20, 2011

/s/Jose Fuentes	Chief Financial Officer
Jose Fuentes
: January 20, 2011

/s/Bobby S. Fellers	Director
Bobby S. Fellers
: January 20, 2011

/s/ Martin Lipper	Director
Martin Lipper
: January 20, 2011

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