Form 10-Q
period 2010-12-31
TX Holdings, Inc.
filed 2011-02-10
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2010
___________________________

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

As of February 10, 2011 there were 53, 041,897 shares of common stock outstanding.

TX Holdings, Inc.
Form 10-Q
For the Quarter Ended December 31, 2010

Table of Contents

PART 1-FINANCIAL INFORMATION

Item 1	Condensed Financial Statements

	Unaudited Balance Sheet as of December 31, 2010 and Audited Balance Sheet as of September 30, 2010	3

	Unaudited Statements of Operations for the Three Months Ended December 31, 2010 and 2009, and for the Period From Inception of the Development Stage, October 1, 2004, to December 31, 2010	4

	Unaudited Statement of Changes in Stockholders’ Deficit for the Three Months Ended December 31, 2010 and Audited Statements of Changes in Stockholders’ Deficit for the Period From Inception of the Development Stage, October 1, 2004 to September 30, 2010	5

	Unaudited Statements of Cash Flows for the Three Months Ended December 31, 2010 and 2009, and for the Period From Inception of the Development Stage, October 1, 2004, to December 31, 2010	12

	Notes to Unaudited Financial Statements	13

Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	18

Item 4	Controls and Procedures	20

PART II-OTHER INFORMATION

Item 1	Legal Proceedings	21

Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	21

Item 3	Defaults upon Senior Securities	21

Item 5	Other Information	21

Item 6	Exhibits	22

	SIGNATURES	23

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
Balance Sheets
December 31, 2010 and September 30, 2010
	Unaudited	Audited
	December 31,	September 30,
	2010	2010
ASSETS

Current assets:
Cash and cash equivalents	$8,995	$5,848
Accounts Receivable-(Net of Allowance for Doubtful Accounts)	_	_
Total current assets	8,995	5,848

Unproved oil and gas properties-successful efforts, net	187,814	188,702
Other	50,000	50,000

Total Assets	$246,809	$244,550

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to a stockholder	$289,997	$289,997
Accounts payable and accrued liabilities	1,055,489	1,003,737
Accounts payable-related party	158,308	158,308
Advances from stockholder/officer	77,897	51,397
Convertible debt to stockholder/officer	1,199,886	1,199,886
Total current liabilities	2,781,577	2,703,325

Asset Retirement Obligation	50,981	50,981
Total Liabilities	2,832,558	2,754,306

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized
no shares outstanding as of December 31,2010 and September 30,2010	_	_
Common stock:no par value, 250,000,000 shares
authorized, 53,041,897 and 53,041,897 shares
issued and outstanding at December 31, 2010
and September 30, 2010, respectively	10,558,437	10,558,437
Additional paid-in capital	1,379,409	1,379,409
Accumulated deficit	(1,803,507)	(1,803,507)
Losses accumulated in the development stage	(12,720,088)	(12,644,095)

Total stockholders' deficit	(2,585,749)	(2,509,756)

Total liabilities and stockholders' deficit	$246,809	$244,550

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2010, and 2009 and for the Period From Inception of the Development Stage, October 1, 2004 to December 31, 2010
			Inception of
			Development
	THREE MONTHS ENDED		Stage to
	December 31,	December 31,	December 31,
	2010	2009	2010

Revenue	$159	$6,406	$36,623

Operating expenses, except items shown
separately below	$42,574	$55,126	$2,340,060
Stock-based compensation	_	177,500	7,452,389
Professional fees			1,183,016
Impairment Expense			686,648
Lease expense	_	_	17,392
Loss on write-off of leases and equipment			263,383
Depreciation expense	888	_	7,585
Advertising expense	_	_	83,265

Total Operating Expenses	43,462	232,626	$12,033,738

Loss from operations	(43,303)	(226,220)	$(11,997,115)

Other income and (expense):
Legal settlement	_	_	204,000
Other income	_	_	838
Forbearance agreement costs	_	_	(211,098)
Interest expense	(32,690)	(32,289)	(716,713)

Total other income and (expenses), net	(32,690)	(32,289)	(722,973)

Net loss	$(75,993)	$(258,509)	$(12,720,088)

Net loss per common share
basic and diluted	$-	$(0.01)

Weighted average number of common shares
outstanding-basic and diluted	53,041,897	46,272,587

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Development Stage , October 1, 2004 to June 30, 2010

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid -In	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at September 30, 2004		$	$15,793,651	$1,532,111	-	$(1,912,397)	$	$(380,286)

Inception of the development
stage on October 1, 2004			-	-	-
Common stock issued for
professional services			450,000	40,000	-			40,000
Common stock issued for
prepaid services			100,000	10,000	-			10,000
Common stock issued to
settle accounts payable			361,942	36,194	-			36,194
Warrants issued under
forbearence agreement			-	-	211,098			211,098
Net income (loss)			-	-	-	108,890	(449,790)	(340,900)

Balance at September 30, 2005		$	$16,705,593	1,618,305	211,098	$(1,803,507)	$(449,790)	$(423,894)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC. A CORPORATION IN THE DEVELOPMENT STAGE STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT For the Period from Development Stage, October 1, 2004 to June 30, 2010

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid-in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at September 30, 2005	-	$-	16,705,593	$1,618,305	211,098	$(1,803,507)	$(449,790)	$(423,894)

Common stock issued for
professional services	-		4,649,300	2,318,295	-			2,318,295
Common stock issued for cash	-		4,633,324	1,164,997			-	1,164,997
Common stock issued upon
exercise of warrants	-		294,341	2,943			-	2,943
Common stock surrendered			(500,000)	-	-
Warrants issued for services	-			-	376,605	-	-	376,605
	-		-		-
Preferred stock issued to the
Company's chief executive		-	-		-	-	-
officer/stockholder	1,000	$1,018, 000		-				1,018,000
		-		-
Net income (loss)	-		-	-	-	-	(5,015,719)	(5,015,719)
	-	-
Balance at September 30, 2006	1,000	$1,018,000	25,782,558	$5,104,541	$587,703	$(1,803,507)	$(5,465,509)	$(558,772)

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
Common stock issued in settlement of notes payable and
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

TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage , October 1, 2004 to September 30, 2010

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at
September 30, 2009	_	_	47,636,897	$10,216,052	$1,379,409	$(1,803,507)	$(11,502,792)	$(1,710,838)

Common stock issued
for professional
services	_	_	3,355,000	239,885	_	_	_	239,885

Common stock sold
to private investors	_	_	2,050,000	102,500	_	_	_	102,500

Net Loss	_	_	_	_	_	_	(1,141,303)	(1,141,303)

Balance at
September 30, 2010	_	_	53,041,897	$10,558,437	$1,379,409	$(1,803,507)	$(12,644,095)	$(2,509,756)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage , October 1, 2004 to December 31, 2010
					Additional		Losses Accumulated in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at
September 30, 2010	_	_	53,041,897	$10,558,437	$1,379,409	$(1,803,507)	$(12,644,095)	$(2,509,756)

Net Loss	_	_	_	_	_	_	(75,993)	(75,993)

Balance at
December 31, 2010	_	_	53,041,897	$10,558,437	$1,379,409	$(1,803,507)	$(12,720,088)	$(2,585,749)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2010 and 2009 and for the Period From
Inception of the Development Stage, October 1, 2004, to June 30, 2010
			Inception of
			Development
	THREE MONTHS ENDED		Stage to
	12/31/2010	12/31/2009	12/31/2010

Cash flows used by operating activities:
Net loss	$(75,993)	$(258,509)	$(12,720,088)
Adjustments to reconcile net loss to net cash used
in operating activities:
Warrants issued for forbearance agreement	_	_	211,098
Loss on disposal of equipment	_	_	263,383
Impairment of unproved oil and gas properties			686,648
Depreciation expense	888	_	7,585
Bad Debt Expense	_	_	1,729
Common and preferred stock issued for services	_	177,500	6,060,224
Accounting for Warrants issued to employees and
a consultant	_	_	329,000
Warrants issued for services	_	_	376,605
Common stock issued to settle accounts payable	_	_	251,308
Common stock issued in payment of interest expense	_	_	196,666
Common stock issued by an officer/stockholder to
satisfy expenses of the Company and increase
stockholder advances	_	_	616,750
Common stock issued in settlement of legal claim	_	_	31,500
Accrued salary contributed by stockholder/former officer	_	_	250,000
Changes in operating assets and liabilities:
Accrued stock-based compensation reversal
resulting from legal claim settlement	_	_	(231,000)
Prepaid expenses and other assets	_	(2,000)	(49,750)
Accounts receivable	_	_	(1,729)
Accounts payable and accrued liabilities	51,752	38,366	1,960,686
Net cash used by operating activities	$(23,353)	(44,643)	(1,759,385)

Cash flows used in investing activities:
Deposits paid for oil and gas property acquisitions	_	_	(378,000)
Property and equipment additions	_	_	(425,329)
Net cash used in investing activities	_	_	(803,329)

Cash flows provided by financing activities:
Proceeds from stockholder/officer contribution	_	_	10,643
Repayment of note payable to a bank	_	_	(20,598)
Proceeds from note payable to stockholder	_	_	520,000
Proceeds from sale of common stock	_	55,000	1,360,497
Proceeds from exercise of warrants	_	_	78,404
Proceeds from stockholder/officer advances	26,500	_	629,663
Payments of stockholders advances	_	(6,900)	(6,900)
Net cash provided by financing activities	26,500	48,100	2,571,709

Increase in cash and cash equivalents	3,147	3,457	8,995
Cash and cash equivalents at beginning of period	5,848	6,588	_

Cash and cash equivalent at December 31, 2009 and 2008	$8,995	$10,045	$8,995

Non-cash investing and financing activities:
Common stock issued in payment of Shareholders' advances	_	_	$258,107
Shareholders'advances converted to notes payable from stockholder	_	_	$119,997
Shareholders' advances previously reported as paid-in capital	_	_	$(10,643)
Increase in property and equipment from recognition of asset retirement obligation	_	_	$86,455

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2010 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2011.

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

The Company is actively engaged in the development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada"). Masada has previously served as the operator on the Park’s Lease in which TX Holdings previously held a 75% working interest as of December 31, 2010 (See note 5).

The Parks lease covers 320 acres in which the company owns a 75% working interest and Masada owned the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells with minimal production rates. (2 to 3 bbls per day). On January 28, 2011, the company purchased from Masada Oil the remaining 25% and thereby holding 100% working interest on the Parks lease.

The Company has an estimated 8% working interest on the Perth lease which is currently under litigation. On September 30, 2010, the Company recorded an impairment loss of $302,560.

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

GOING CONCERN CONSIDERATIONS

Since it ceased its former business operations, the Company has devoted its efforts to securing financing and has not earned significant revenue from its planned principal operations. Accordingly, the financial statements are presented in accordance with FASB Accounting Standards Codification  (“ASC”) Topic 915 Development Stage Entities.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

During the three months ended December 31, 2010, there were several new accounting pronouncements issued by the FASB  the most recent of which was Accounting Standards Update 2011-01, Receivables: Deferral of the Effective Date  of Disclosures about Trouble Debt Restructurings in Update No. 201020s. Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

SUBSEQUENT EVENTS

Upon evaluation, the Company notes that there were no material subsequent events between the date of the financial statements and the date that the financial statements were issued except as disclosed in Note 5.

NOTE 2 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO OFFICER/STOCKHOLDER

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

NOTE 3 - INCOME TAXES

Following is an analysis of deferred taxes at December 31, 2010:

Deferred tax assets:
Net operating losses	$1,783,000
Accrued expenses	257,000
Valuation allowance	(2,040,000)

Total deferred tax assets	_

Deferred tax liabilities:
Basis of property and equipment	_

Net deferred tax asset	$ _

The Company has tax net operating loss carryforwards totaling approximately $5,277,000, expiring in 2018 through 2030. Approximately $1,200,000 of net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES-CONT’D

Net operating losses after December 12, 2002 through December 31, 2010 were approximately $4,077,000.  The total net operating losses available to the Company to offset future taxable income is approximately $4,501,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations for the three months ended December 31, 2010 and 2009:

	Three Months Ended Dec. 31,
	2010	2009

Benefit for income tax at federal
statutory rate	$26,000	$88,000
Change in valuation allowance	_	(28,000)
Non-deductible stock-based
Compensation	(26,000)	(60,000)

	$-	$-

NOTE 4 – STOCKHOLDERS’ EQUITY

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

COMMON STOCK

During the period September 30, 2010 through December 31, 2010, the Company has not issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – STOCKHOLDERS’ EQUITY-CONT’D

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At December 31, 2010, the Company has outstanding 1,000,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

Following is a summary of outstanding stock warrants at December 31, 2010
	Number of	Exercise	Weighted
	Shares	Price	Avg. Price
Warrants at September 30,2010	1,000,000	$0.28	$0.28
Issued	_	_	_
Expired	_	_	_
Warrants at December 31, 2010	1,000,000	$0.28	$0.28

A summary of outstanding warrants at December 31, 2010, follows:
			Contractual
			Remaining
	Number of	Exercise	Life
Expiration Date	Shares	Price	(Years)

September, 2011	1,000,000	0.28	.75
	1,000,000

NOTE 5 – RELATED PARTY TRANSACTIONS

Beginning with the quarter ended March 31, 2008 to the present, the Company recognized crude oil sales from a lease for which the operator is company owned by a stockholder/director of the Company. These sales account for 100% of our oil and gas revenue for the Three months ended December 31, 2010.

As of December 31, 2010, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand.

Included in the financial statements at December 31, 2010 are advances from stockholder/officer of $51,397.  Interest has been accrued on the notes payables at rates ranging from 8% to 10%. In the quarter ended December 31, 2010 interest expense of $31,504, in the accompanying statement of operations, relates to the promissory notes.

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

NOTE 5 – RELATED PARTY TRANSACTIONS-CON’TD

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

On January 28, 2010 TX Holdings,Inc entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease which the Company currently owns a 75% working interest. As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company will relinquish an 8.5% working interest which it currently holds in the Contract Area 1 lease, pay the sum of $10,000 and, assume the current 25% lease owners’ liability estimated at approximately $20,000.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $14,523,595 as of December 31, 2010. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has twenty two wells located on one field located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2010 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2009

REVENUES FROM OPERATIONS

Revenues for the three months ended December 31, 2010 and 2009 were $159 and $6,406 respectively. During the quarter ended December 31, 2010, the Company had limited production as a result of  well workover performed during the quarter to increase future production.  On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired one oil and gas lease in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008.  The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

EXPENSES FROM CONTINUING OPERATIONS

The Company operating expenses for the three months ended December 31, 2010 were $43,462. The current quarter operating expenses represent a positive variance of $189,164 when compared to operating expenses of $232,626 for the quarter ended December 31, 2009. Lower stock based compensation for services, in the current quarter, account for a favorable variance in the amount of $177,500 when compared to the same quarter the prior year. Lower contract labor, lower equipment rental expense, and lower travel expenses primarily account for the remaining  favorable variance of $11,664 in the current quarter.

NET INCOME/LOSS

For the quarter December 31, 2010, the Company had a net loss of $75,993 representing a positive variance of $182,516 when compared to a net loss of $258,509 for the quarter ended December 31, 2009. The favorable  variance in the current quarter as noted above in “Expenses from Continuing Operations” resulted from lower stock based compensation, lower contract labor expense, lower equipment rental and lower travel expenses.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of  December 31, 2010, under the criteria set forth in the Internal Control—Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties.  The Company continues to implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

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

Dated:  February 10, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury	Chairman of the Board of Directors and
William “Buck” Shrewsbury	Chief Executive Officer
February 10, 2011

/s/ Richard (Rick) Novack	President and Director
Richard (Rick) Novack
February 10, 2011

/s/ Jose Fuentes	Chief Financial Officer
Jose Fuentes
February 10, 2011

/s/ Bobby S. Fellers	Director
Bobby S. Fellers
February 10, 2011

/s/ Martin Lipper	Director
Martin Lipper
February 10, 2011