Form 10-Q
period 2011-03-31
TX Holdings, Inc.
filed 2011-04-29
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended March 31, 2011
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

(Principal Address of Issuer)

(606) 928-1131

Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act  of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.   Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☒

As of April, 28, 2011 there were 53,041,897 shares of common stock outstanding.

TX Holdings, Inc.
Form 10-Q
For the Quarter Ended March 31, 2011

TX Holdings, Inc.
A CORPORATION IN THE DEVELOPMENT STAGE
Balance Sheets
March 31, 2011 and September 30, 2010

	Unaudited	Audited
	March 31,	September 30,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$654	$5,848
Accounts Receivable-(Net of Allowance for Doubtful Accounts)	_	_
Total current assets	654	5,848

Unproved oil and gas properties-successful efforts, net	186,010	188,702
Other	50,000	50,000

Total Assets	$236,664	$244,550

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to a stockholder	$289,997	$289,997
Accounts payable and accrued liabilities	1,122,846	1,003,737
Accounts payable-related party	158,308	158,308
Advances from stockholder/officer	107,697	51,397
Convertible debt to stockholder/officer	1,199,886	1,199,886
Total current liabilities	2,878,734	2,703,325

Asset Retirement Obligation	23,012	50,981
Total Liabilities	2,901,746	2,754,306

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized
no shares outstanding as of March 31, 2011 and September 30, 2010	_	_
Common stock:no par value, 250,000,000 shares
authorized, 53,041,897 issued and outstanding at March 31, 2011
and September 30, 2010	10,558,437	10,558,437
Additional paid-in capital	1,379,409	1,379,409
Accumulated deficit	(1,803,507)	(1,803,507)
Losses accumulated in the development stage	(12,799,421)	(12,644,095)

Total stockholders' deficit	(2,665,082)	(2,509,756)

Total liabilities and stockholders' deficit	$236,664	$244,550

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2011 and 2010 and for the Period From
Inception of the Development Stage, October 1, 2004 to March 31, 2011

					Inception of
					Development
	THREE MONTHS ENDED		SIX MONTHS ENDED		Stage to
	March 31,	March 31,	March 31,	March 31,	March 31,
	2011	2010	2011	2010	2011

Revenue	$9,086	$592	$9,245	$6,998	$45,709

Operating expenses, except items shown
separately below	55,667	47,682	98,241	102,809	2,395,727
Stock-based compensation	_	62,385		239,885	7,452,389
Professional fees					1,183,016
Impairment Expense					686,648
Lease expense	_	_			17,392
Loss on write-off of leases and equipment					263,383
Depreciation expense	1,235	1,389	2,123	1,389	8,820
Advertising expense	_	_			83,265

Total Operating Expenses	56,902	111,456	100,364	344,083	12,090,640

Loss from operations	(47,816)	(110,864)	(91,119)	(337,085)	(12,044,931)

Other income and (expense):
Legal settlement	_	_			204,000
Other income	_	125		125	838
Forbearance agreement costs	_	_			(211,098)
Interest expense	(31,517)	(32,016)	(64,207)	(64,304)	(748,230)

Total other income and (expenses), net	(31,517)	(31,891)	(64,207)	(64,179)	(754,490)

Net loss	$(79,333)	$(142,755)	$(155,326)	$(401,264)	$(12,799,421)

Net loss per common share
basic and diluted	$ _	$ _	$ _	$(0.01)

Weighted average number of common shares
outstanding-basic and diluted	53,041,897	51,851,342	53,041,897	48,824,405

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Develop,ment Stage through March 31, 2011

							Losses
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid-In	Accumulated	Develop-
	Shares	Amount	Shares	Amount	Captial	Deficit	ment Stage	Total

Balance at September 30, 2004	-	$-	15,793,651	$1,532,111	$-	$(1,912,397)	$-	$(380,286)

Inception of the development
stage on October 1, 2004	-	-	-	-	-	-	-	-
Common stock issued for
professional services	-	-	450,000	40,000	-	-	-	40,000
Common stock issued for
prepaid services	-	-	100,000	10,000	-	-	-	10,000
Common stock issued to
settle accounts payable	-	-	361,942	36,194	-	-	-	36,194
Warrants issued under
forbearence agreement	-	-	-	-	211,098	-	-	211,098
Net income (loss)	-	-	-	-	-	108,890	(449,790)	(340,900)

Balance at September 30, 2005	-	$-	16,705,593	$1,618,305	$211,098	$(1,803,507)	$(449,790)	$(423,894)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

							Losses
					Additional		Accumulated
	Preferred Stock		Common Stock		Paid-In	Accumulated	in the Develop-
	Shares	Amount	Shares	Amount	Capital	Deficit	ment Stage	Total

Balance at September 30, 2005	-	$-	16,705,593	$1,618,305	$211,098	$(1,803,507)	$(449,790)	$(423,894)

Common stock issued for
professional services	-	-	4,649,300	2,318,295	-	-	-	2,318,295
Common stock issued for cash	-	-	4,633,324	1,164,997	-	-	-	1,164,997
Common stock issued upon
exercise of warrants	-	-	294,341	2,944	-	-	-	2,944
Common stock surrendered	-	-	(500,000)	-	-	-	-	-
Warrants issued for services	-	-	-	-	376,605	-	-	376,605
Preferrd stock issued to the
Company's chief executive
officer/stockholder	1,000	1,018,000	-	-	-	-	-	1,018,000
Net income (loss)	-	-	-	-	-	-	(5,015,719)	(5,015,719)

Balance at September 30, 2006	1,000	$1,018,000	25,782,558	$5,104,541	$587,703	$(1,803,507)	$(5,465,509)	$(558,772)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Losses
				Additional		Accumulated
Preferred Stock		Common Stock		Paid-In	Accumulated	in the Develop-
Shares	Amount	Shares	Amount	Capital	Deficit	ment Stage	Total

Balance at September 30, 2006	1,000	$1,018,000	25,782,558	$5,104,541	$587,703	$(1,803,507)	$(5,465,509)	$(558,772)

Common stock issued for
professional services	-	-	3,475,555	2,501,222	-	-		2,501,222
Contribution by stockholder	-	-	-	-	53,325	-		53,325
Warrants issued for service	-	-	-	-	159,381	-		159,381
Common stock issued upon
exercise of warrants	-	-	355,821	75,461	-	-		75,461
Common stock issued in settle-
ment of notes payable and
and interest	-	-	833,333	546,666	-	-		546,666
Common stock issued in settle-
of accounts payable	-	-	1,437,088	215,114	-	-		215,114
	-	-	-	-	-	-	(4,085,033)	(4,085,033)

Balance at June 30, 2007	1,000	$1,018,000	31,884,355	$8,443,004	$800,409	$(1,803,507)	$(9,550,542)	$(1,092,636)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

Losses
				Additional		Accumulated
Preferred Stock		Common Stock		Paid-In	Accumulated	in the Develop-
Shares	Amount	Shares	Amount	Capital	Deficit	ment Stage	Total

Balance at September 30, 2007	1,000	$1,018,000	31,884,355	$8,443,004	$800,409	$(1,803,507)	$(9,550,542)	$(1,092,636)

Common stock issued in
exchange of preferred stock	-1,000	(1,018,000)	10,715,789	1,018,000	-	-	-	-
Common stock issued for
professional services	-	-	450,680	128,440	-	-	-	128,440
Common stock issued for
cash	-	-	780,000	73,000	-	-	-	73,000
Common stock issued in
settlement of legal claim	-	-	175,000	31,500	-	-	-	31,500
Contribution by stockholder	-	-	-	-	10,643	-	-	10,643
Common stock returned
to treasury	-	-	(300,000)	-	-	-	-	-
Accrued salary contributed by
officer/stockholder	-	-	-	-	125,000	-	-	125,000
Accounting for employee
stock warrants	-	-	-	-	190,000	-	-	190,000
Accounting for options issued
to a consultant	-	-	-	-	19,000	-	-	19,000
	-	-	-	-	-	-	(676,123)	(676,123)

Balance at September 30, 2008	-	$-	43,705,824	$9,693,944	$1,145,052	$(1,803,507)	$(10,226,665)	$(1,191,176)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Losses
								Accumulated
						Additional		in the
	Preferred Stock			Common Stock		Paid in	Accumulated	Development
	Shares		Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at September 30, 2008	_	$	_	43,705,824	$9,693,944	$1,145,052	$(1,803,507)	$(10,226,665)	$(1,191,176)

Common stock issued in Payment of
Shareholders'advances	_		_	2,581,073	258,108	_	_	_	258,108

Common stock issued
for professional services	_		_	2,450,000	244,000	_	_	_	244,000

Common stock sold
to private investors	_		_	200,000	20,000	_	_	_	20,000

Common stock returned
to treasury	_		_	(1,300,000)	_	_	_	_	_

Shareholders' advances previously
reported as Additional Paid in Capital	_		_	_	_	(10,643)	_	_	(10,643)

Imputed salary contributed
by officer/stockholder	_		_	_	_	125,000	_	_	125,000

Accounting for employee
stock warrant	_		_	_	_	120,000	_	_	120,000

Net Loss	_		_	_	_	_	_	(1,276,127)	(1,276,127)

Balance at September 30, 2009	_	$	_	47,636,897	$10,216,052	$1,379,409	$(1,803,507)	$(11,502,792)	$(1,710,838)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

								Losses
								Accumulated
						Additional		in the
	Preferred Stock			Common Stock		Paid in	Accumulated	Development
	Shares		Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at September 30, 2009	_	$	_	47,636,897	$10,216,052	$1,379,409	$(1,803,507)	$(11,502,792)	$(1,710,838)

Common stock issued
for professional
services	_		_	3,355,000	239,885	_	_	_	239,885

Common stock sold
to private investors	_		_	2,050,000	102,500	_	_	_	102,500

Net Loss	_		_	_	_	_	_	(1,141,303)	(1,141,303)

Balance at September 30, 2010	_	$	_	53,041,897	$10,558,437	$1,379,409	$(1,803,507)	$(12,644,095)	$(2,509,756)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at September 30, 2010	_	_	53,041,897	$10,558,437	$1,379,409	$(1,803,507)	$(12,644,095)	$(2,509,756)

Net Loss	_	_	_	_	_	_	(155,326)	(155,326)

Balance at March 31, 2011	_	_	53,041,897	$10,558,437	$1,379,409	$(1,803,507)	$(12,799,421)	$(2,665,082)

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2011 and 2010 and for the Period From
Inception of the Development Stage, October 1, 2004 to March 31, 2011

			Inception of
			Development
	THREE MONTHS ENDED		Stage to
	3/31/2011	3/31/2010	3/31/2011
Cash flows used by operating activities:
Net loss	$(155,326)	$(401,264)	$(12,799,421)
Adjustments to reconcile net loss to net cash used
in operating activities:
Warrants issued for forbearance agreement	_	_	211,098
Loss on disposal of equipment	_	_	263,383
Impairment of unproved oil and gas properties			686,648
Depreciation expense	2,123	1,389	8,820
Bad Debt Expense	_	_	1,729
Common and preferred stock issued for services	_	239,885	6,060,224
Accounting for Warrants issued to employees and
a consultant	_	_	329,000
Warrants issued for services	_	_	376,605
Common stock issued to settle accounts payable	_	_	251,308
Common stock issued in payment of interest expense	_	_	196,666
Common stock issued by an officer/stockholder to
satisfy expenses of the Company and increase
stockholder advances	_	_	616,750
Common stock issued in settlement of legal claim	_	_	31,500
Accrued salary contributed by stockholder/former officer	_	_	250,000
Changes in operating assets and liabilities:
Accrued stock-based compensation reversal
resulting from legal claim settlement	_	_	(231,000)
Prepaid expenses and other assets	_	(2,000)	(49,750)
Accounts receivable	_	_	(1,729)
Accounts payable and accrued liabilities	119,109	91,848	2,028,043
Net cash used in operating activities	$(34,094)	(70,142)	(1,770,126)

Cash flows used in investing activities:
Deposits paid for oil and gas property acquisitions	_	_	(378,000)
Purchase of oil and gas properties	(27,400)	(8,400)	(452,729)
Net cash used in investing activities	_	(8,400)	(830,729)

Cash flows provided by financing activities:
Proceeds from stockholder/officer contribution	_	_	10,643
Repayment of note payable to a bank	_	_	(20,598)
Proceeds from note payable to stockholder	_	_	520,000
Proceeds from sale of common stock	_	92,500	1,360,497
Proceeds from exercise of warrants	_	_	78,404
Proceeds from stockholder/officer advances	56,300	_	659,463
Payments of stockholders advances	_	(6,900)	(6,900)
Net cash provided by financing activities	56,300	85,600	2,601,509

Increase (decrease) in cash and cash equivalents	(5,194)	7,058	654
Cash and cash equivalents at beginning of period	5,848	6,588	_

Cash and Cash Equivalent at end of period	$654	$13,646	$654

Non-cash investing and financing activities:
Common stock issued in payment of shareholder's activities	_	_	$258,107
Shareholders'advances converted to notes payable from stockholder	_	_	$119,997
Shareholders' advances previously reported as paid-in capital	_	_	$(10,643)
Increase in property and equipment from recognition of asset retirement obligation	$(27,969)	_	$23,012

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

The Company is actively engaged in the development, and acquisition of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada"). Masada has previously served as the operator on the Park’s Lease in which TX Holdings currently holds a 100% working interest in the counties of Callahan and Eastland, Texas.

The Parks lease covers 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells with minimal production rates. (2 to 3 bbls per day). On January 28, 2011, the company purchased from Masada Oil the remaining 25% working interest and thereby increasing the Company working interest on the Parks lease to 100%. In addition to the 25% working interest, the Company purchased 2 acres of land and a 1,400 square foot storage building on the property. In consideration for the purchase, the Company paid $10,400 cash, relinquished an 8.5% working interest on the Contract Area 1 (non-producing ) lease with a book Value of $0 and, assumed a $17,000 liability previously owed by the 25% prior lease owner.  The Company also adjusted the ARO by $27,969 for the release of the liability for Contract Area 1 and the increase in the liability for the Parks lease.

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

The Company plans to continue using a combination of debt and equity financing to acquire additional fields and to develop those fields. Currently, management cannot provide any assurance regarding the successful development of acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however, it is using its best efforts to complete field work on the fields acquired, acquire additional fields and finance.

The Company has experienced substantial costs for engineering and other professional services during 2005 through 2011 in making the attempt to transition to an oil and gas exploration and production company from its current development stage status.

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

NOTE 2 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO OFFICER/
STOCKHOLDER

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

NOTE 3 – STOCKHOLDERS’ EQUITY

No stock issuance or changes

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At March 31, 2011, the Company has outstanding 1,000,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Beginning with the quarter ended March 31, 2008 to the present, the Company recognized crude oil sales from a lease for which the operator is company owned by a stockholder/director of the Company. These sales account for 100% of our oil and gas revenue for the six months ended March 31, 2011.

As of March 31, 2011, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand. Interest has been accrued on the notes payables at rates ranging from 8% to 10%.

Included in the financial statements at March 31, 2011 are advances from stockholder/officer of $107,697.
In the six months ended March 31, 2011 interest expense of $62,324, in the accompanying statement of operations, relates to the promissory notes.

In June 2007, the Company  entered  into a  strategic  alliance  agreement  with Hewitt Energy Group,  LLC (“Hewitt Energy”) to identify  reserves and prospects,  and to establish production from the projects  mutually owned or contemplated to be jointly owned by the entities in states of Texas,  Kansas and  Oklahoma.  Hewitt Energy  is controlled by a former member of the Company's board of directors. During 2007, the Company's former

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 4 – RELATED PARTY TRANSACTIONS-CON’TD

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

On January 28, 2011 TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease which the Company currently owns a 75% working interest. As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company will relinquish an 8.5% working interest which it currently holds in the Contract Area 1 lease, pay the sum of $10,000 and, assume the current 25% lease owners’ liability in the amount of $17,000.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $14,602,928 as of March 31, 2011. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has twenty two wells located on one field located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2011 COMPARED TO THREE MONTHS ENDED MARCH 31, 2010

REVENUES FROM OPERATIONS

Revenues for the three months ended March 31, 2011 and 2010 were $9,086 and $592 respectively. During the quarter ended March 31, 2011, the Company realized higher revenue as a result of  well workover performed during the prior quarters and additional revenue from the purchase of a 25% working interest in the Parks lease. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired one oil and gas lease in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008.  The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

EXPENSES FROM CONTINUING OPERATIONS

The Company operating expenses for the three months ended March 31, 2011 were $56,902. The current quarter operating expenses represent a positive variance of $54,554 when compared to operating expenses of $111,456 for the quarter ended March 31, 2010. Lower stock based compensation for services, in the current quarter, account for a favorable variance in the amount of $62,385 when compared to the same quarter the prior year. Higher auditing fee of $8,262 were partially offset by lower travel expenses.

NET INCOME/LOSS

For the quarter March 31, 2011, the Company had a net loss of $79,333 representing a positive variance of $63,422 when compared to a net loss of $142,755 for the quarter ended March 31, 2010. The favorable  variance in the current quarter as noted above in “Total Operating Expenses” resulted primarily from lower stock based compensation in the amount of $62,385.

SIX MONTHS ENDED MARCH 31, 2011 COMPARED TO SIX MONTHS ENDED MARCH 31, 2010

REVENUES FROM OPERATIONS

Revenues for the six months ended March 31, 2011 and 2010 were $9,245 and $6,998 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has acquired an oil and gas lease in the counties of Eastland and Callahan, Texas and has begun development of oil and gas. The Company received its first revenues from oil and gas operations in March 2008.  The Company believes that it will place additional wells into operation during the current fiscal year. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

EXPENSES FROM CONTINUING OPERATIONS

The Company operating expenses for the six months ended March 31, 2011 were $100,364. The current period operating expenses represent a positive variance of $243,719 when compared to operating expenses of $344,083 for the six months ended March 31, 2010. Lower stock based compensation in the current period resulting from lower outside consultants and investor relations expenses account for a favorable variance of $239,885 when compared to the same period the prior year. Lower contract labor expenses and lower equipment rental for the current quarter account for an additional favorable variance of $6,215.

NET LOSS

For the six months ended March 31, 2011, the Company had a net loss of $155,326 representing a favorable variance of $245,938 when compared to a net loss of $401,264 for the six months ended March 31, 2010. The favorable variance was primarily the result of higher revenue of $2,247 and lower operating expenses amounting to $243,719 during the six months ended March 31, 2011, as compared with the same period the prior year. The lower operating expense during the current period resulted from lower stock-based compensation.

LIQUIDITY

At March 31, 2011 the Company had a cash balance of $654. As of September 30, 2010 the Company had a cash balance of $5,848. Property and equipment was $186,010 as of March 31, 2011 compared to   $188,702 as of September 30, 2010. The investment in the oil and gas fields has caused the Company a liquidity crisis. The Company has been able to borrow money from William Shrewsbury primarily to resolve the Company's liquidity needs. In January, 2011 the Company purchased an additional 25% working interest in the Parks lease. This will allow the Company to increase production on the oil wells on the Parks lease. While the Company anticipates generating greater revenue beginning in the third quarter of 2011 the amount of production will not be sufficient to meet all of the Company's liquidity needs.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of  March 31, 2011, under the criteria set forth in the Internal Control—Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties.  The Company continues to implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

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

Dated:  April 28, 2011

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury	Chairman of the Board of Directors and
William “Buck” Shrewsbury	Chief Executive Officer
April 28, 2011

/s/ Richard (Rick) Novack	President and Director
Richard (Rick) Novack
April 28, 2011

/s/ Jose Fuentes	Chief Financial Officer
Jose Fuentes
April 28, 2011

/s/ Bobby S. Fellers	Director
Bobby S. Fellers
April 28, 2011

/s/ Martin Lipper	Director
Martin Lipper
April 28, 2011