Form 10-K
period 2011-09-30
TX Holdings, Inc.
filed 2011-12-08
CIK 1133798

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
----------------------------------------

FORM 10-K

|X| Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2011

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

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes [  ]  No [X]

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

The Registrant had revenues for the fiscal year ended September 30, 2011 of $23,784.

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [  ]  No [X]

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on December 1, 2011 was $1,323,539

There are approximately 44,117,960 shares of common voting stock of the Registrant held by non-affiliates. On December 1, 2011 the average bid and asked price was $0.03

As of December 1, 2011 there were 53,271,897 shares of common stock outstanding.

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

 FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2011

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

The Parks lease covers 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells which may be capable of minimal production rates. (2 to 3 bbls per day). On January 28, 2011, the company purchased from Masada Oil the remaining 25% working interest and thereby increasing the Company working interest on the Parks lease to 100%. In addition to the 25% working interest, the Company purchased 2 acres of land and a 1,400 square foot storage building on the property. In consideration for the purchase, the Company paid $10,400 cash, relinquished an 8.5% working interest on the Contract Area 1(non-producing ) lease with a book Value of $0 and, assumed a $17,000 liability previously owed by the 25% prior lease owner. The Company also adjusted the ARO by $27,969 for the release of the liability for Contract Area 1 and the increase in the liability for the Parks lease.

The Company has an estimated 8% working interest on the Perth lease which is currently under litigation. On September 30, 2011 and September 30, 2010, the Company recorded an impairment loss of $50,000 and $302,560 respectively.

The Company owned an 8.5% working interest on the Contract Area-1 lease which included a total of 247 acres and a total of 36 wells. After repeated unsuccessful attempts over several years, the Company elected to cease operation of the Contract area-1 lease resulting in impairment of the lease. The Company wrote-off the asset and recorded a loss of $252,181 for the year ended September 30, 2010 related to the lease and an impairment loss of $315,866 in 2009.

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

On March 28, 2006, TX Holdings appointed to its Board of Directors, Bobby Fellers, who has worked in the oil and gas business for more than thirty years. Mr. Fellers has assisted TX Holdings in the acquisition of the above referenced leases. Mr. Fellers is the sole owner of Masada Oil & Gas Inc a Texas corporation.

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

In July through September 2006 the Company raised $1,240,000 in a Private Placement offering. The funds raised were used to purchase interests in three oil and gas fields located in Texas as described above. Development of the fields began on November 1, 2006, by way of cleaning up the fields and preparing the wells located in the fields for testing required by the State of Texas. In November 2007, the Company began work on the Parks Lease.

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

Recent Developments

On January 28, 2011, the company purchased from Masada Oil the remaining 25% working interest in the Parks lease thereby increasing the Company working interest to 100%. In addition to the 25% working interest, the Company purchased 2 acres of land and a 1,400 square foot storage building on the property. In consideration for the purchase, the Company relinquished the 8.5% working interest on the Contract Area 1(non-producing ) lease.

Background for Oil and Gas Business Activities

Since August 2005 oil prices have exceeded $31 per barrel. On December 1, 2011 the closing price for a barrel of oil was $100.2 At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure is financially viable. The current corporate direction is to acquire through purchase, merger and option, fields with proven reserves and excellent development prospects. Concurrently, the Company is exploring options for the acquisition of operational expertise and equipment.

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

Research and Development

During 2011 and 2010 we did not incur any research and development expenditures.

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

On September 30, 2011, the Company had three employees. On December 24, 2007, William Shrewsbury was appointed Chairman of the Board of Director. Jose Fuentes was promoted to the Chief Financial Position on May 12, 2008 after the resignation of the interim Chief Financial Officer, Michael Cederstrom. On June 11, 2009 Richard “Rick” Novack was appointed to the Board of Directors and elected President.  Other specialized functions are provided as necessary through the engagement of independent consulting contractors.

Item 1A.  Risk Factors

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

General Risks Related To Our Business

Brief Operating History - No Assurance of Profitability

The Company has a brief operating history. Although we commenced operations in 1997, prior businesses have been sold or discontinued and original management has been replaced as previous operations have not been profitable. The Wi-Fi business contemplated subsequent to the acquisition of a controlling interest in the Company by MA&N did not materialize. As of December 1, 2011 the Company has sold only a limited amount of oil and gas production. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company's business ventures will be successful or that the Company will be able to produce and acquire sufficient productive wells to meet its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to meet all of its expenses to achieve profitability.

The Company Has A History Of Operating Losses And Cannot Guarantee Profitable Operations In The Future. Any Failure On Our Part To Achieve Profitability May Cause To Reduce Or Eventually Cease Operations

We reported a net loss of $1,141,303 for the twelve months ending September 30, 2010 and a net loss of $101,376 for the twelve months ending September 30, 2011. At September 30, 2010 and 2011 respectively, we reported accumulated deficits of $14,447,602 and $14,548,978. Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the production of the oil and gas in the wells we currently operate and lease, and the acquisition of additional oil and gas producing properties.

We will require additional financing to fund ongoing operations, as our current sales and revenue growth are insufficient to meet our operating costs. At this time the Company has no material revenue and is unable to meet its current obligations.  In the past the Company has been able to raise capital from its stockholders/officers through stock-based compensation and advances. The Company will need to borrow or raise sufficient equity capitalization to meet its current obligations.  In addition the Company will need to raise approximately $200,000 in working capital to complete the refurbishment and development of the lease it currently operates.  The Company estimates that it will take from 12 to 24 months to achieve profitability.  Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

Competition Could Negatively Affect Revenues

The proposed business of the Company is highly competitive. Additional competitors may also enter the market and future competition may intensify. Most of these competitors have substantially greater financial resources than the Company, and they may be able to accept more financial risk than the Company feels is prudent.

Our Business May Fail If We Do Not Succeed In Our Efforts To Develop and Replace Oil and Gas Reserves

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

Our Revenues May Be Less Than Expected If Our Oil and Gas Reserve Estimates Are Inaccurate

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

We Are Implementing a Growth Strategy Which, If Successful, Will Place Significant Demands On Us and Subject Us To Numerous Risks

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

We May Not Be Able To Compete Successfully In Acquiring Prospective Reserves, Developing Reserves, Marketing Oil and Natural Gas, Attracting and Retaining Quality Personnel and Raising Additional Capital

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to obtain financing and to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. Our inability to compete successfully in these areas could have a material adverse effect on our business, financial condition or results of operations.

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

Oil and Gas Operations Are Subject To Comprehensive Regulation Which May Cause Substantial Delays or Require Capital Outlays In Excess Of Those Anticipated, Causing An Adverse Effect On Our Company

Oil and gas operations are subject to federal, state, and local laws relating to the protection of the environment, including laws regulating removal of natural resources from the ground and the discharge of materials into the environment. Oil and gas operations are also subject to federal, state, and local laws and regulations which seek to maintain health and safety standards by regulating the design and use of drilling methods and equipment. Various permits from government bodies are required for drilling operations to be conducted; no assurance can be given that such permits will be received. Environmental standards imposed by federal, provincial, or local authorities may be changed and any such changes may have material adverse effects on our activities. Moreover, compliance with such laws may cause substantial delays or require capital outlays in excess of those anticipated, thus causing an adverse effect on us. Additionally, we may be subject to liability for pollution or other environmental damages. To date we have not been required to spend any material amount on compliance with environmental regulations. However, we may be required to do so in future and this may affect our ability to expand or maintain our operations.

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

Concentration of Share Ownership Gives Insiders Control

Our current management owns a significant amount of the common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders. The aggregate percentage of Company stock owned by current directors and executive officers as well as warrants held by management is 17.2%.

Our former President, Mark Neuhaus and/or his wife, Nicole B. Neuhaus beneficially control approximately 17.6% of the existing common stock. In addition Mark Neuhaus caused the Company to issue to him a convertible note in the principal amount of $1,199,886 which bears interest at 8% per annum and is convertible into 4,285,306 shares of the Company’s common stock which is currently under litigation.

Possibility That No Public Market or Only a Limited Public Market Will Be Established for the Common Stock of TX Holdings

In or about March 2007, NASD Regulation, Inc. cleared a broker's request for an unpriced quotation on the OTC Bulletin Board for TX Holdings'. Sales from inception have been sporadic and have ranged from $.03 to $1.05 a share. See MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 2 - DESCRIPTION OF PROPERTY

The Company has its principal lease in Putnam, Texas. The Company's headquarters are located at 12080 Virginia Blvd. Ashland, Kentucky 41102. Our telephone number is (606) 928-1131. Management believes that these properties will be sufficient for its current and immediately foreseeable administrative needs. In addition to the  oil and gas Lease, the Company owns approximately two acres of land and a storage building  that are used to satisfy its operational needs. The Company currently seeks additional oil and gas leases for operational purposes, which is an essential part of operations of any oil and gas production company.

We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economical feasible based on the current and predicted future price of oil and gas. It is the Company's current plan to re-enter old wells in a confined area and then utilize water flood techniques to produce the wells. Water flood techniques work well on shallow wells to push the oil to the producing wells to facilitate recovery. The  lease in which the company currently owns a working interest allow the Company to produce to a depth of 1,000 feet from the surface. It is the Company's intention to initially place these leases into production in the shallow development to produce cash flow for the Company. Once these wells are in production the Company will then consider the opportunity for deeper drilling.

We are presently in the process of raising additional capital to develop the Park’s lease. The Park's Lease is a single lease containing 320 acres.  The field is located in the counties of Callahan and Eastland, Texas.

Lease and Royalty Terms-Parks Lease

This lease includes 320 acres in which we have a 100% working interest. The land owners of this lease own a 12.5% royalty interest in the production. The Company purchased this lease from Masada Oil and Gas. There are currently 22 wells on this lease with 10 wells capable of producing 2 to 3 bbls per-day. Production for the period was reduced  as a result of continued well workover, the Company anticipates raising the production to 6 to 8 bbls per day with the on-going well rework program. The lease provides that the Company is limited to production from 1,000 feet and above.

Oil and Gas Reserve Analyses

Currently the lease that have been acquired have not been developed in a way that allows our Petroleum Engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company is currently performing work on the Parks Lease to provide the required information of logging each well to provide the information to the Petroleum Engineers. The Company currently has no proved reserves on the leases. The Company is currently working to establish reserves and has had some limited production to-date.

Item 3.  Legal Proceedings

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

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against several defendants for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation or reimbursement of expenses. A favorable legal claim settlement on behalf of the Company will include 1) The recall and return of approximately 10,000,000 shares of the company’s stock to be reclassified to treasury stock, 2) the write–off of a recorded debt and interest claimed by a prior officer of the Company, 3) A favorable monetary settlement from a prior legal service provider and 4) Compensation from the Company’s claim on the disputed investment on a third party Oil/Gas producing field. In a court hearing held on February 2, 2011 the court determined that the State of Utah will be the venue where the claim will be adjudicated.

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

None.

PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

Market Information

The common stock of TX Holdings is currently traded on the OTC Bulletin Board, under the symbol TXHG.

The following table sets forth the high and low bid prices of our Common Stock for the periods indicated. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

	Closing Prices ($)
Quarter Ended	High	Low

September 30, 2011	0.04	0.02
June, 30, 2011	0.04	0.02
March, 31, 2011	0.05	0.02
December 31, 2010	0.06	0.02

September 30, 2010	0.05	0.02
June, 30, 2010	0.10	0.02
March, 31, 2010	0.11	0.05
December 31, 2009	0.13	0.05

As of September 30, 2011 there were approximately 817 holders of record of our common stock.

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

Holders

As of September 30, 2011 and 2010, TX Holdings has issued and outstanding 53,271,897 and 53,041,897 shares of common stock respectively.

Of the total 53,271,897 shares outstanding as of September 30, 2011, 25,568,376 shares were deemed "restricted securities," as defined by the Securities Act of 1933 (the “Act”) when issued to their registered owner and continues to have their restricted status noted on the books of Company’s transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

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

In June 2011, the Company issued 230,000 shares of common stock for services valued at $8,050

Share Repurchases

None.

Item 7.  Management's Discussion and Analysis or Plan of Operations

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

The Company has never earned a profit, and has incurred an accumulated deficit of $14,548,978 as of September 30, 2011. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has in excess of twenty two wells located Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel. The Company's success is dependent on if and how quickly it can reach these levels of production. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production or that it will be able to raise additional capital through any means.

Results of Operations

Year Ended September 30, 2011 Compared With Year Ended September 30, 2010

Revenues from Operations- Revenues for the year ended September 30, 2011 and September 30, 2010 were $23,784 and $20,252 respectively. On December 5, 2004, the Company began to structure itself into an oil and gas production and exploration company. The Company has an oil and gas lease in the county of  Callahan, Texas and has begun development of oil and gas. The company received its first revenues from oil and gas operations in March, 2008. In the next fiscal year, it is the Company’s intent to increase production by placing additional wells into operation. Since it ceased its former business operations, the Company has devoted its efforts to research prospective leases and business combinations and secure financing.

Expenses from Continuing Operations - The Company incurred operating expenses of $272,517 for the fiscal  year ended September 30, 2011; a decrease of $760,893 compared to $1,033,410 for the fiscal year ended September 30, 2010. The operating expense decrease is primarily attributed to: lower stock based compensation of $231,835, Impairment losses and assets write-offs of $302,560and $252,181 respectively, recorded in 2010. The favorable variance was partially offset by a $50,000 impairment loss recorded in 2011.

Net Loss - For the fiscal year ended September 30, 2011 the Company incurred a loss of $101,376 compared to a loss of $1,141,303 for the fiscal year ended September 30, 2010, a loss decrease of $1,039.927.  The major reasons for the Company having a lower net loss during the fiscal year ended September 30, 2011 can be attributed to: lower stock based compensation of $231,835, lower impairment losses and asset write–offs of $504,741 and, an accounts payable/accrued liability write-off of $276,637 resulting from open balances as of the statute of limitation expiration date.

Net Operating Loss Carry forward for Tax Purposes

The Company has tax net operating loss carry forwards totaling approximately $4,200,000, expiring in 2018 through 20311.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company.

Liquidity

At September 30, 2011 the Company had a cash balance of $3,019.  As of September 30, 2010 the Company had a  cash balance of $5,848. This is a result of work that has been completed in the oil & gas fields and the purchase of the fields. Property and equipment, net  was $133,714 as of September 30, 2011 compared to  $188,702 as of September 30, 2010, The investment in the oil and gas fields has caused the Company a liquidity crisis. The Company has been able to borrow money from William Shrewsbury primarily to resolve the Company's liquidity needs. The Company completed its testing required by the Texas Railroad Commission as of December 28, 2007.  This will allow the Company to increase production on the oil wells on the Parks lease. While the Company anticipates generating greater revenue beginning in the second quarter of 2012 the amount of production will not be sufficient to meet all of the Company's liquidity needs.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of a business strategy that produced significant revenues. Since MA&N took a controlling interest in the Company in December 2002, Mr. Neuhaus has claimed that he provided loans for operating purposes to the Company in the amount of $1,199,886 for operating purposes as of September 30, 2010. Mr. Shrewsbury has also provided the company with a short term loan of $289,997 as well as advances in the amount of $143,500. As of September 30, 2011, the Company has a recorded liability of $62,719 owed to Dexter & Dexter, Attorneys at Law for attorneys’ fees and the sum of $365,077 to Jose Fuentes as payment for service.

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

Item 8.  Financial Statements and Supplementary Data

The Company's balance sheets as of September 30, 2011 and, 2010 and the related statements of operations, changes in stockholders deficit and cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
FINANCIAL STATEMENTS - TABLE OF CONTENTS
As of and For the Years Ended September 30, 2011 and 2010 and for the period from inception of the Development Stage, October 1, 2004 to September 30, 2011

Page(s)

Reports Of Independent Registered Public Accounting Firm	21

Audited Financial Statements:

Balance Sheets at September 30, 2011 and 2010	22

Statements of Operations for the years ended September 30, 2011 and 2010, and for the period from inception of the development stage, October 1, 2004, to
September 30, 2011	23

Statements of Changes In Stockholders' Deficit for the years ended
September 30, 2011 and 2010 and for the period from inception of the development
stage, October 1, 2004, to September 30, 2011	30

Statements of Cash Flows for the years ended September 30, 2011 and 2010, and for the period from inception of the development stage, October 1, 2004, to
September 30, 2011	31

Notes to Financial Statements	33

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TX Holdings, Inc.

We have audited the accompanying balance sheets of TX Holdings, Inc. (the “Company”) (a corporation in the development stage) (the “Company”) as of September 30, 2011 and 2010 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended and cumulatively for the period from October 1, 2009 to September 30, 2011. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits. We did not audit the cumulative totals of the Company for the period from October 1, 2004 (inception of development stage) to September 30, 2009, which totals reflected a deficit of $11,502,792 accumulated during the development stage. Those cumulative totals were audited by other independent auditors whose report dated January 8, 2010, expressed an unqualified opinion on the cumulative amounts. Our opinion, insofar as it relates to amounts included for that period is based on the report of the other independent auditors, mentioned above.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. at September 30, 2011 and 2010, and the results of its operations and its cash flows for the years ended September 30, 2011 and 2010 and for the period from inception of the development stage, October 1, 2004 to September 30, 2011 in conformity with accounting principles generally accepted in the United States of America.

We were not engaged to examine management’s assertion about the effectiveness of TX Holdings, Inc.’s internal control over financial reporting as of September 30, 2011 and 2010, accordingly, we do not express an opinion thereon.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses from operations since inception and has a working capital deficiency both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
December 6, 2011

TX Holdings, Inc.
A CORPORATION IN THE DEVELOPMENT STAGE
AUDITED BALANCE SHEETS
SEPTEMBER 30, 2011 AND 2010

	September 30,	September 30,
	2011	2010
ASSETS

Current assets:
Cash and cash equivalents	$3,019	$5,848
Accounts Receivable-(Net of Allowance for Doubtful Accounts)	_	_
Total current assets	3,019	5,848

Unproved oil and gas properties-successful efforts, net	133,714	188,702
Other	50,000	50,000

Total Assets	$186,733	$244,550

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to a stockholder	$289,997	$289,997
Accounts payable and accrued liabilities	1,106,223	1,003,737
Accounts payable-related party	_	158,308
Advances from stockholder/officer	170,697	51,397
Convertible debt to stockholder/officer	1,199,886	1,199,886
Total current liabilities	2,766,803	2,703,325

Asset Retirement Obligation	23,012	50,981
Total Liabilities	2,789,815	2,754,306

Commitments and contingencies (Notes 8 and 11)

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized
no shares outstanding	_	_
Common stock:no par value, 250,000,000 shares
authorized, 53,271,897 and 53,041,897 shares
issued and outstanding at September 30, 2011
and September 30, 2010, respectively	10,566,487	10,558,437
Additional paid-in capital	1,379,409	1,379,409
Accumulated deficit	(1,803,507)	(1,803,507)
Losses accumulated in the development stage	(12,745,471)	(12,644,095)

Total stockholders' deficit	(2,603,082)	(2,509,756)

Total liabilities and stockholders' deficit	$186,733	$244,550

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
AUDITED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2011 and 2010 and for the Period From
Inception of the Development Stage, October 1, 2004 to September 30, 2011

			Inception of the
			Development
			Stage to
	September 30,	September 30,	September 30,
	2011	2010	2011

Revenue	$23,784	$20,252	$60,248

Operating expenses, except items shown
separately below	188,161	224,007	2,485,647
Stock-based compensation	8,050	239,885	7,460,439
Professional fees	21,887	11,226	1,204,903
Impairment Expense	50,000	302,560	736,648
Lease expense	_	_	17,392
Loss on write-off of leases and equipment		252,181	263,383
Depreciation expense	4,419	3,551	11,116
Advertising expense	_	_	83,265

Total Operating Expenses	272,517	1,033,410	12,262,793

Loss from operations	(248,733)	(1,013,158)	(12,202,545)

Other income and (expense):
Legal settlement	_		204,000
Gain on extinguishment of debt	276,637		276,637
Other income		125	838
Forbearance agreement costs	_		(211,098)
Interest expense	(129,280)	(128,270)	(813,303)

Total other income and (expenses), net	147,357	(128,145)	(542,926)

Net loss	$(101,376)	$(1,141,303)	$(12,745,471)

Net loss per common share
basic and diluted	$-	$(0.02)

Weighted average number of common shares
outstanding-basic and diluted	53,115,623	51,649,099

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
settlement of notes payable
and interest	-	-	833,333	546,666	-	-	-	546,666
Common stock issued in
settlement of accounts
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

TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage , October 1, 2004 to September 30, 2009

							Losses
					Additional		Accumulated in
	Preferred Stock		Common Stock		Paid in	Accumulated	the Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total
Balance at September 30, 2008	_	_	43,705,824	$9,693,944	$1,145,052	$(1,803,507)	$(10,226,665)	$(1,191,176)

Common stock issued in Payment of
Shareholders'advances	_	_	2,581,073	258,108	_	_	_	258,108

Common stock issued
for professional services	_	_	2,450,000	244,000	_	_	_	244,000

Common stock sold
to private investors	_	_	200,000	20,000	_	_	_	20,000

Common stock returned
to treasury	_	_	(1,300,000)	_	_	_	_	_

Shareholders' advances previously
reported as Additional Paid in Capital	_	_	_	_	(10,643)	_	_	(10,643)

Imputed salary contributed
by officer/stockholder	_	_	_	_	125,000	_	_	125,000

Accounting for employee
stock warrant	_	_	_	_	120,000	_	_	120,000

Net Loss	_	_	_	_	_	_	(1,276,127)	(1,276,127)

Balance at
September 30, 2009	_	_	47,636,897	$10,216,052	$1,379,409	$(1,803,507)	$(11,502,792)	$(1,710,838)

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

TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
AUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' EQUITY
For the Period from Inception of the Development Stage, October 1, 2004 to September 30, 2011

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at
September 30, 2010	_	_	53,041,897	$10,558,437	$1,379,409	$(1,803,507)	$(12,644,095)	$(2,509,756)

Common srock issued for
professional services			230,000	8,050				8,050

Net Loss	_	_	_	_	_	_	(101,376)	(101,376)

Balance at
September 30, 2011	_	_	53,271,897	$10,566,487	$1,379,409	$(1,803,507)	$(12,745,471)	$(2,603,082)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
AUDITED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2011 and 2010 and for the Period From
Inception of the Development Stage, October 1, 2004 to September 30, 2011

			Inception of
			Development
			Stage to
	9/30/2011	9/30/2010	9/30/2011
Cash flows used by operating activities:
Net loss	$(101,376)	$(1,141,303)	$(12,745,471)
Adjustments to reconcile net loss to net cash used
in operating activities:
Warrants issued for forbearance agreement	_	_	211,098
Loss on disposal of equipment	_	252,181	263,383
Impairment of unproved oil and gas properties	50,000	302,560	736,648
Depreciation expense	4,419	3,551	11,116
Bad Debt Expense	_	_	1,729
Common and preferred stock issued for services	8,050	239,885	6,068,274
Accounting for Warrants issued to employees and
a consultant	_	_	329,000
Warrants issued for services	_	_	376,605
Common stock issued to settle accounts payable	_	_	251,308
Common stock issued in payment of interest expense	_	_	196,666
Common stock issued by an officer/stockholder to
satisfy expenses of the Company and increase
stockholder advances	_	_	616,750
Common stock issued in settlement of legal claim	_	_	31,500
Accrued salary contributed by stockholder/former officer	_	_	250,000
Changes in operating assets and liabilities:
Accrued stock-based compensation reversal
resulting from legal claim settlement	_	_	(231,000)
Gain on extinguishment of debt	(276,637)		(276,637)
Prepaid expenses and other assets	_	_	(49,750)
Accounts receivable		_	(1,729)
Accounts payable and accrued liabilities	193,415	248,452	2,102,349
Net cash used in operating activities	(122,129)	(94,674)	(1,858,161)

TX HOLDINGS, INC.
AUDITED STATEMENTS OF CASH FLOWS-CONT'D
For the Years Ended September 30, 2011 and 2010 and for the Period From
Inception of the Development Stage, October 1, 2004 to September 30, 2011

Cash flows used in investing activities:
Deposits paid for oil and gas property acquisitions	_	_	(378,000)
Purchase of oil and gas properties	_	(10,716)	(425,329)
Net cash used in investing activities	_	(10,716)	(803,329)

Cash flows provided by financing activities:
Proceeds from stockholder/officer contribution	_	_	10,643
Repayment of note payable to a bank	_	_	(20,598)
Proceeds from note payable to stockholder	_	_	520,000
Proceeds from sale of common stock	_	102,500	1,360,497
Proceeds from exercise of warrants	_	_	78,404
Proceeds from stockholder/officer advances	119,300	9,050	722,463
Payments of stockholders advances	_	(6,900)	(6,900)
Net cash provided by financing activities	119,300	104,650	2,664,509

Increase (Decrease) in cash and cash equivalents	(2,829)	(740)	3,019
Cash and cash equivalents at beginning of period	5,848	6,588	_

Cash and Cash Equivalent at end of period	$3,019	$5,848	$3,019

Non-cash investing and financing activities:
Common stock issued in payment of Shareholders' advances	_	_	$258,107
Shareholders'advances converted to notes payable from stockholder	_	_	$119,997
Shareholders' advances previously reported as paid-in capital	_	_	$(10,643)
Increase in property and equipment from recognition of asset retirement obligation	$(27,969)	_	$23,012
Land and Building in exchange for Accounts Payable	$27,400	_	$27,400

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

CURRENT BUSINESS ACTIVITIES

Management seeks to acquire producing oil and gas properties in and around Texas. The acquisition of these properties will define the operational holdings of the Company. Management has defined a number of criteria for acquisition which include:

●	Wells should be currently producing
●	Production should be broadly distributed across lease
●	Lease should show a 24 month payback (or better)
●	Wells should show upside potential (proved undeveloped reserves of approximately 20%)

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

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-continued

GOING CONCERN CONSIDERATIONS-continued

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

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificate of deposits and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2011, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe is is exposed to any significant credit risks from these excess deposits.

ACCOUNTS RECEIVABLE AND PROVISION FOR BAD DEBTS

The Company  practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was zero and $1,729 for the years ended  September 30, 2011 and 2010, respectively.

PROPERTY AND EQUIPMENT

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells, and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysic, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-continued

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

ASSET RETIREMENT OBLIGATION

The Company follows ASC Topic 410,”  Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost is included in unproved oil and gas property in the accompanying balance sheets. The future cash outflows for oil and gas property associated with settling the asset retirement obligations is accrued in the balance sheets, and is excluded from ceiling test calculations. The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties.

For the years ended September 30, 2011 and 2010, the changes in the Company’s asset retirement obligations are as follows.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES AND ACTIVITIES-Continued

ASSET RETIREMENT OBLIGATION-Continued

	2011	2010
Balance at beginning of Year	$50,981	$86,455

Costs incurred during year	_	(17,248)

Changes in estimate	(32,627)	(18,226)

Accretion	4,658	_

Balance at end of year	$23,012	$50,981

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

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES AND ACTIVITIES-Continued

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

There were no outstanding options and  warrants at September 30, 2011.

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2011. The book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING

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

	2011	2010

Warrants issued as compensation	_	1,000,000

Total	-	1,000,000

RECENTLY ISSUED ACCOUNTING STANDARDS

During the twelve months ended September 30, 2011, there were several new accounting pronouncements issued by the FASB  the most recent of which was Accounting Standards Update 2010-29   Each  of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2011 and 2010:

	2011	2010
Oil and Gas properties- successful efforts
method- unproved	$141,684	$192,253

Less accumulated depreciation,
depletion and amortization	(7,970)	(3,551)

	$133,714	$188,702

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

POLICIES AND ACTIVITIES-Continued

Depreciation expense of $4,419 and $3,551 were recognized during the years ended September 30, 2011 and 2010, respectively. At September 30, 2011 and 2010, the Company had no proven oil and gas properties and, accordingly, there was no amortization of oil and gas properties recorded during the years then ended. The Company unproven oil and gas properties were reviewed for impairment on a field-by-field basis as of September 30, 2011 and 2010. As a result of the review, the Company recognized an impairment loss of $0 and $302,560 for the years ended September 30, 2011 and 2010, respectively. The impairment loss is included in operating expenses on the accompanying statement of operations.

Substantially all the Company’s reserves can only be produced economically through application of improved recovery techniques and are excluded from the proved classification until successful testing by a pilot project, or the operation of an installed program in the reservoir, provide support for the engineering analysis on which the project or program is based.

The Company owned an 8.5% working interest on the Contract Area-1 lease which included a total of 247 acres and a total of 36 wells. After repeated unsuccessful attempts over several years, the Company elected to cease operation of the Contract area-1 lease resulting in impairment of the lease. The Company wrote-off $568,047 and recognized a loss on disposal of $252,560 on the Statement of Operation for the year ended September 30, 2010 related to the lease.

Included in unproved oil and gas  properties is $352,560 of 2007 additions that were  acquired  in  exchange  for  shares of the  Company's common  stock that the Company's  former  Chief  Executive  Officer who is a major stockholder of the Company advised he transferred on behalf of the Company.  This amount is included in Convertible Debt to Stockholder/Officer. On September 30, 2010 an impairment amount for this property of $302,560 was recorded reducing the recorded property value to $50,000.

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

The Company has identified potential retirement obligations related to the Parks Lease, Williams Lease and Contract Area1 lease. These retirement obligations are determined based on estimated costs to comply with abandonment regulations established by the Texas Railroad Commission and the State of Texas. Management has estimated the cost in today’s dollars, to comply with these regulations. These estimates have been projected out to the anticipated retirement date 9 years in the future. The anticipated future cost of remediation efforts is $101,912. The anticipated future cost of remediation efforts were discounted back at an assumed interest rate of 8 percent, to arrive at a net present value of the obligation. The asset retirement obligation is $23,012 and $50,981 at September 30, 2011 and September 30, 2010, respectively. The Company has not recorded accretion on the asset retirement obligation due to minimal revenues.

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2011 and 2010:

	2011	2010

Deferred tax assets:
Net operating losses	$1,789,000	$1,757,000
Accrued expenses	257,000	257,000
Valuation allowance	(2,046,000)	(2,014,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2011 were approximately $3,000,000.  The Company has total net operating losses available to the Company to offset future taxable income of approximately $4,300,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES-Continued

	2011		2010
	Amount	Percent	Amount	Percent
Benefits for Income Tax at federal statutory rate	$35,000	34%	$388,000	34%

Change in valuation allowance	(32,300)	(28)	(306,000)	(21)
Non-deductible stock-based
Compensation	(2,700)	(5)	(82,000)	(13)

	$-	-%	$-	-%

The Company has tax net operating loss carry forwards totaling approximately $4,300,000, expiring in 2018 through 2031.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income. the company has not filed any federal income tax forms.

NOTE 6 - SEGMENT INFORMATION

As of September 30, 2011 and 2010, the Company’s only operating segment was in oil and gas operations.

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

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS' EQUITY-Continued

COMMON STOCK

During the years ended September 30, 2010 and 2011, the Company issued Common stock to raise capital, compensate employees and professionals, and to settle liabilities as follows:
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

On June 6, 2011 the Company issued 230,000 shares of restricted common stock for services. The services were valued at $8,050 based on the quoted market price of the Company’s stock on the date of issuance.

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

Following is a summary of outstanding stock warrants at September 30, 2010 and 2009 and activity during the years then ended:

	Number of	Exercise	Weighted
	Shares	Price	Average Price
Warrants at September 30, 2009	2,050,000	$0.28 – 0.30	$0.29

Expired	(1,050,000)	0.30	0.30
Warrants at September 30,2010	1,000,000	0.28	0.28

Expired	(1,000,000)	0.28	0.28

Warrants at September 30, 2011	0	$0	$0

A summary of outstanding warrants at September 30, 2011, follows:

None

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 8 - LEGAL PROCEEDINGS

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against several defendants for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation or reimbursement of expenses. The Company is seeking a favorable legal claim settlement. The settlement will include 1) The recall and return of approximately 10,000,000 shares of the company’s stock to be reclassified to treasury stock, 2) the write–off of a recorded debt and interest claimed by a prior officer of the Company, 3) A favorable monetary settlement from a prior legal service provider and 4) Compensation from the Company’s claim on the disputed investment on a third party Oil/Gas producing field. At a court hearing on February 2, 2011 the court determined that the State of Utah will be the jurisdiction where the claim will be adjudicated. The Company has retained legal counsel in Utah to represent them in the on-going litigation.

The Company believes that any on-going litigation will not have a negative material impact on the Company’s financial position or operating results.

NOTE 9 - RELATED PARTY TRANSACTIONS

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

Included in the financial statements as of September 30, 2011 and 2010 are advances from stockholder/officer of $170,697 and $51,397, respectively .

In June 2007 the Company  entered  into a  strategic  alliance  agreement  with Hewitt Energy Group,  LLC to identify  reserves and prospects,  and to establish production from the projects  mutually owned or contemplated to be jointly owned by the entities in states of Texas,  Kansas and  Oklahoma.  Hewitt Energy Group, LLC is controlled by a former member of the Company's board of directors. During 2007 the Company's former Chief Executive Officer,  who is a major stockholder, claimed that he transferred stock on behalf of the Company with a market value of $352,560 to Hewitt Energy Group, LLC to acquire an interest in the Perth field in Kansas. The Company recorded an impairment of $302,560 during the year ended September 30, 2010 and an additional impairment of $50,000 during the year ended 2011. There is currently a dispute as to the extent of the Company’s performance under the leases and agreement with Hewitt Energy.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 9 - RELATED PARTY TRANSACTIONS-Continued

	2011	2010

Beginning balance	$51,397	$49,247

Proceeds from stockholder/officer advances of stockholders advances	119,300	9,050
Payments of stockholders advances		(6,900)
Common stock issued at fair market value for services
and added to advances	__	__
Stockholders advances previously reported as
Paid-in capital		10,643
Advances repaid in Common Stock	__	__
Converted to convertible promissory note	__	__

Ending Balance	$170,697	$51,397

NOTE 10 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non cash investing and financing activities during the years ended September 30, 2011 and 2010:

2011
Property and equipment acquired through exchange of acct. payable	$27,400

NOTE 11 - COMMITMENTS AND CONTINGENCIES

None

NOTE 12 - SUBSEQUENT EVENTS

Subsequent to the period ended September 30, 2011, the Company has received additional advances from Officers/Shareholders in the amount of $29,000.

NOTE 13 - SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA (Unaudited)

The following tables set forth supplementary disclosures for the Company’s oil and gas producing activities in accordance with ASC 932, Disclosures about Oil and Gas Producing Activities.

TX HOLDINGS, INC
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO FINANCIAL STATEMENTS

NOTE 13 - SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA (Unaudited)-Continued

Capitalized Costs Relating to Oil and Gas Producing Activities:

	Years Ended September 30,
	2011	2010
Capitalized Costs:

Oil & gas properties	$141,684	$192,253
Total Capitalized Costs	141,684	192,253
Less: Accumulated depreciation, depletion,
amortization, and valuation allowance	(7,970)	(3,551)
Net Capitalized Costs	$133,714	$188,702

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	Years Ended September 30,
	2011	2010
Costs Incurred:
Acquisition of properties	$-	$-

Exploration	-	-
Development	17,036	10,716
Total Costs Incurred	$17,036	$10,716

Results of Operations from Oil and Gas Producing Activities:

	Years Ended September 30,
	2011	2010
Revenues from Oil and Gas Producing Activity:	$23,784	$20,252
Revenue Distributions	-	-
Net Revenues from Producing Activities	23,784	20,252
Production Costs	(27,424)	(31,096)
Exploration Expenses	-	-
Depreciation, depletion, amortization, & valuation allowance	(4,419)	(3,551)
Pretax Income from Producing Activities	(8,059)	(14,395)
Income tax expenses/estimated loss carry forward benefit	-	-
Results of oil and gas producing activities	$(8,059)	$(14,395)

The results of oil and gas producing activities above does not include the impairment charges of $302,560  and write-off of oil and gas properties of $252,181 for the year ended September 30, 2010 and an impairment loss of $50,000 in 2011 since these properties were not operational.

Item 9.  Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There has been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2011 covered by this Annual Report on Form 10-KSB.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were not effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act.  This conclusion is based upon the number and magnitude of the year end adjusting entries.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of September 30, 2011, under the criteria set forth in the in Internal Control—Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties.  The Company continues to implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2011, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B.  Other Information

None

PART III

Item 10.  Directors, Executive Officers, Promoters and Control Persons and Corporate Governance:

The following table shows the names, ages and positions held by our executive officers, directors and significant employees during the year ended September 30, 2011:

Name	Age	Position

William Shrewsbury	67	Chairman of the Board of Directors/CEO

Richard Novack	53	Director/President

Jose Fuentes	64	Chief Financial Officer

Martin Lipper	77	Director

Bobby S. Fellers	61	Director

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

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficiary more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission Based solely upon a review of Forms 3 and 4 (furnished to the Company during the year ended September 30, 2006 and two Forms 5 (no other Forms 5 nor written representations furnished to the Company having been furnished with respect to such year)  each of the current directors failed to file a Form 3 on a timely basis. Mr. Shrewsbury timely filed a Form 5 reporting the failure to file the Form 3 and 9 acquisitions that should have been reported on a Form 4 and which took place in February and March of 2008.  Mr. Lipper  filed a form 5 on November 14, 2008 reflecting his ownership of shares of the common stock of the Company  which should have been reported on a Form 3 including  7 acquisitions that took place in November and September of 2007 prior to his becoming a director and one in March of 2008. Timely filings were made for the period ended September 30, 2011.

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

Item 11.  Executive Compensation

The following table sets forth all compensation accrued or  paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the "Named Executive Officers") for our last two completed fiscal years:

SUMMARY COMPENSATION TABLE

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($) (1)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Change in Pension Value and Nonqualified Deferred Compensation Earnings ($)	All Other Compensation ($)	Total ($)
William Shrewsbury Chairman and Chief Executive Officer	2011 2010	__ —	__ —	__ —	__ —	__ —	__ —	__ —	__ —
Richard Novack Director and President	2011 2010	— —	— —	— —	— —	— —	— —	— —	— —
Jose Fuentes (1) Chief Financial Officer	2011 2010	104,000 104,000	— —	— —	— —	— —	— —	— —	104,000 104,000

(1)
On September 28, 2008 the Company granted Jose Fuentes warrants for his services,  to purchase 1,000,000 shares of TX Holdings, Inc common stock at an exercise price of $0.28. The warrants expired on September 30, 2011

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to any of the foregoing officers during the periods covered herein. [The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the annual salary reported for them.]

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

On September 28, 2007, the Company granted Jose Fuentes warrants, for his services, to purchase 1,000,000 shares of TX Holdings, Inc. common stock at an exercise price of $0.28. The Warrants expired on September 30, 2011. Mr. Fuentes replaced Mr. Cederstrom to the CFO position on May 2, 2008.

Option Warrant Grants During 2011 and 2010 Fiscal Years

There were no options or warrants granted to executive officers or directors during the 2011 and 2010 fiscal years.

Aggregated Option Exercises During 2009 Fiscal Year and Fiscal Year-End Option Values

The following table provides information related to employee options exercised by the named executive officers during the 2011 fiscal year and number and value of such options held at fiscal year-end.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

None

Director’s Compensation

The following table sets forth all fees and compensation paid or earned by the Company’ directors for the fiscal years 2011, 2010.

DIRECTORS' COMPENSATION TABLE
		Fees
		earned in			Non-equity
Name and		paid in	Stock	Option	Incentive plan	All other
Principal		cash	Awards	Awards	compensation	compensation	Total
Position	Year	$	$	$	$	$	$
Bobby Fellers	2011	0	0	n/a	n/a	n/a	n/a
	2010	0	0	n/a	n/a	n/a	n/a

Martin Lipper	2011	0	0	n/a	n/a	n/a	n/a
	2010	0	0	n/a	n/a	n/a	n/a

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

Item 12.  Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

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

Title	Name of beneficial owner (A)	Beneficial Ownership Number of shares (B)	Percent of class
Former CEO/Chairman	Mark Neuhaus	9,323,813	17.5 (C)
Chairman/CEO	William Shrewsbury	7,351,184	13.8
Director	Martin Lipper	286,166.5
President/Director	Richard Novack	1,016,587	1.9
Director	Bobby Fellers	__	__
CFO	Jose Fuentes	500,000.9
All Officers and Directors As a group (5)		9,153,937	17.2 (D)

(A) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 12080 Virginia Blvd. Ashland Kentucky 41102.

(B) Based upon shares of common stock outstanding as of December 1, 2011, together with securities exercisable or convertible into shares of common stock within 60 days of December 23, 2011 for each stockholder. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December, 2010 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(C) Of which 2,323,813 shares are owned by MA&N.

(D) Total number of shares and % ownership includes all directors and officers as of December 1, 2011.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Item 13.  Certain Relationships and Related Transactions

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

In November, 2006, the Company entered into agreements to purchase, from Masada Oil and Gas, Inc. a company beneficially owned a 100% by Bobby S. Fellers, two fields for the amount of $221,426. Mr. Fellers is a Member of the Board of Directors of the Company.  Mr. Fellers through his company had retained a 40% working interest in the Contract Area #1 field and a 25% working interest in the Park's Lease. In January, 2011 the Company purchased the remaining 25% working interest on the Parks lease from Mr. Fellers and as part of the deal returned to Mr Feller the 8.5% it owned on the Contract Area#1 field.  The Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

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

As of September 30, 2009, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand. Mr. Shrewsbury has also provided the Company with a cash advance of $143,500 which was used for operating expenses.

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

Item 14.  Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Turner, Stone & Company, L.L.P. for the audit of our annual financial statements for fiscal years 2011 and  2010:

ACCOUNTING FEES AND SERVICES	2011	2010

Audit fees	$23,390	$30,438
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$23,390	$30,438

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The Category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Turner, Stone & Company, L.L.P.. was compatible with the maintenance of the respective firm’s independence in the conduct of its audits.

Item 15.  Exhibits and Reports on Form 8-K

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

Dated: December 6, 2011

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury	Chairman of the Board of Directors,
William “Buck” Shrewsbury	and Chief Executive Officer
December 6, 2011

/s/ Richard Novack	President
Richard Novack
December 6, 2011

/s/ Jose Fuentes	Chief Financial Officer
Jose Fuentes
December 6, 2011

/s/ Bobby S. Fellers	Director
Bobby S. Fellers
December 6, 2011

/s/ Martin Lipper	Director
Martin Lipper
December 6, 2011

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