Form 10-Q
period 2011-12-31
TX Holdings, Inc.
filed 2012-02-02
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
ACT OF 1934

For the quarterly period ended December 31, 2011
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

As of February 2, 2012 there were 53,271,897 shares of common stock outstanding.

TX Holdings, Inc.
Form 10-Q
For the Quarter Ended December 31, 2011

TX Holdings, Inc.
A CORPORATION IN THE DEVELOPMENT STAGE
Balance Sheets
December 31, 2011 and September 30, 2011
	Unaudited	Audited
	December 31,	September 30,
	2011	2011
ASSETS

Current assets:
Cash and cash equivalents	$90,743	$3,019
Accounts Receivable	88,246	_
Prepaid Expenses	146,935
Advances-Commission	32,795
Inventory	13,224
Total current assets	371,943	3,019

Unproved oil and gas properties-successful efforts, net	132,566	133,714
Other	50,000	50,000

Total Assets	$554,509	$186,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to a stockholder	$289,996	$289,997
Accounts payable and accrued liabilities	1,184,739	1,106,223
Advances from stockholder/officer	647,697	170,697
Convertible debt to stockholder/officer	1,199,886	1,199,886
Total current liabilities	3,322,318	2,766,803

Asset Retirement Obligation	23,012	23,012
Total Liabilities	3,345,330	2,789,815

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized
no shares outstanding as of December 31,2011 and September 30,2011	_	_
Common stock:no par value, 250,000,000 shares
authorized, 53,271,897 shares issued and outstanding at
December 31, 2011 and September 30, 2011	10,566,487	10,566,487
Additional paid-in capital	1,379,409	1,379,409
Accumulated deficit	(1,803,507)	(1,803,507)
Losses accumulated in the development stage	(12,933,210)	(12,745,471)

Total stockholders' deficit	(2,790,821)	(2,603,082)

Total liabilities and stockholders' deficit	$554,509	$186,733

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2011, and 2010 and for the Period From
Inception of the Development Stage, October 1, 2004 to December 31, 2011
			Inception of
			Development
	THREE MONTHS ENDED		Stage to
	December 31,	December 31,	December 31,
	2011	2010	2011

Revenue	$111,937	$159	$172,185

Cost of Goods Sold	93,897	_	93,897

Gross Profit	18,040	159	78,288

Operating expenses, except items shown
separately below	119,266	42,574	2,604,913
Stock-based compensation	_	_	7,460,439
Professional fees	56,429		1,261,332
Impairment Expense			736,648
Lease expense	_	_	17,392
Loss on write-off of leases and equipment			263,383
Depreciation expense	1,148	888	12,264
Advertising expense	_	_	83,265

Total Operating Expenses	176,843	43,462	12,439,636

Loss from operations	(158,803)	(43,303)	(12,361,348)

Other income and (expense):
Legal settlement	_	_	204,000
Gain on extinguishment of debt			276,637
Other income	3,638	_	4,476
Forbearance agreement costs	_	_	(211,098)
Interest expense	(32,574)	(32,690)	(845,877)

Total other income and (expenses), net	(28,936)	(32,690)	(571,862)

Net loss	$(187,739)	$(75,993)	$(12,933,210)

Net loss per common share
basic and diluted	$ _	$ _

Weighted average number of common shares
outstanding-basic and diluted	53,271,897	53,041,897

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

TX HOLDINGS INC.
A CORPORATION IN THE DEVELOPMENT STAGE
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Period from Inception of the Development Stage, October 1, 2004 to December 31, 2011

							Losses
							Accumulated
					Additional		in the
	Preferred Stock		Common Stock		Paid in	Accumulated	Development
	Shares	Amount	Shares	Amount	Capital	Deficit	Stage	Total

Balance at
September 30, 2011	_	_	53,271,897	$10,566,487	$1,379,409	$(1,803,507)	$(12,745,471)	$(2,603,082)

Net Loss	_	_	_	_	_	_	(187,739)	(187,739)

Balance at
December 31, 2011	_	_	53,271,897	$10,566,487	$1,379,409	$(1,803,507)	$(12,933,210)	$(2,790,821)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
Statements of Cash Flows
For the Three Months Ended December 31, 2011 and 2010 and for the Period From
Inception of the Development Stage, October 1, 2004 to December 31, 2011

			Inception of
			Development
	THREE MONTHS ENDED		Stage to
	12/31/2011	12/31/2010	12/31/2011
Cash flows used by operating activities:
Net loss	$(187,739)	$(75,993)	$(12,933,210)
Adjustments to reconcile net loss to net cash used
in operating activities:
Warrants issued for forbearance agreement	_	_	211,098
Loss on disposal of equipment	_	_	263,383
Impairment of unproved oil and gas properties	_	_	736,648
Depreciation expense	1,148	888	12,264
Bad Debt Expense	_	_	1,729
Common and preferred stock issued for services	_	_	6,068,274
Accounting for Warrants issued to employees and
a consultant	_	_	329,000
Warrants issued for services	_	_	376,605
Common stock issued to settle accounts payable	_	_	251,308
Common stock issued in payment of interest expense	_	_	196,666
Common stock issued by an officer/stockholder to
satisfy expenses of the Company and increase
stockholder advances	_	_	616,750
Common stock issued in settlement of legal claim	_	_	31,500
Accrued salary contributed by stockholder/former officer	_	_	250,000
Changes in operating assets and liabilities:
Accrued stock-based compensation reversal
resulting from legal claim settlement	_	_	(231,000)
Gain on extinguishment of debt	_	_	(276,637)
Prepaid expenses and other assets	(179,730)	_	(229,480)
Accounts receivable	(88,246)	_	(89,975)
Inventories	(13,224)		(13,224)
Accounts payable and accrued liabilities	78,515	51,752	2,180,864
Net cash used in operating activities	(389,276)	(23,353)	(2,247,437)

TX HOLDINGS, INC.
Statements of Cash Flows - Cont'd
For the Three Months Ended December 31, 2011 and 2010 and for the Period From
Inception of the Development Stage, October 1, 2004 to December 31, 2011

Cash flows used in investing activities:
Deposits paid for oil and gas property acquisitions	_	_	(378,000)
Purchase of oil and gas properties	_	_	(425,329)
Net cash used in investing activities	_	_	(803,329)

Cash flows provided by financing activities:
Proceeds from stockholder/officer contribution	_	_	10,643
Repayment of note payable to a bank	_	_	(20,598)
Proceeds from note payable to stockholder	_	_	520,000
Proceeds from sale of common stock	_	_	1,360,497
Proceeds from exercise of warrants	_	_	78,404
Proceeds from stockholder/officer advances	477,000	26,500	1,199,463
Payments of stockholders advances	_	_	(6,900)
Net cash provided by financing activities	477,000	26,500	3,141,509

Increase (Decrease) in cash and cash equivalents	87,724	3,147	90,743
Cash and cash equivalents at beginning of period	3,019	5,848	_

Cash and Cash Equivalent at end of period	$90,743	$8,995	$90,743

Non-cash investing and financing activities:
Common stock issued in payment of Shareholders' advances	_	_	$258,107
Shareholders'advances converted to notes payable from stockholder	_	_	$119,997
Shareholders' advances previously reported as paid-in capital	_	_	$(10,643)
Increase in property and equipment from recognition of asset retirement obligation	_	_	$23,012
Land and Building in exchange for Accounts Payable	_	_	$27,400

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2011 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2012.

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

On December 10, 2011 the Board of directors approved the expansion of the Company’s business to include the retail and wholesale of mining supplies. In support of the mining supplies business, TX Holdings signed contracts with two companies which will procure sales on behalf of the Company and earn a commission based on the gross profit generated by the sales. TX Holdings’ Chairman , William Shrewsbury, has committed  to finance the new business expansion with his personal loan, up to the amount of $750,000. The new venture financing will be secured by a lien on the Company’s assets.

The Company continues to be actively engaged in the development of crude oil and natural gas in the counties of Callahan and Eastland, Texas. In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada"). Masada has previously served as the operator on the Park’s Lease in which TX Holdings currently holds a 100% working interest in the counties of Callahan and Eastland, Texas.

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

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT’D

OVERVIEW OF BUSINESS-CONT’D

The Company has an estimated 8% working interest on the Perth lease which is currently under litigation. On September 30, 2011 and 2010, the Company recorded an impairment loss of $50,000 and $302,560 respectively.

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

REVENUE RECOGNITION

The Company recognizes revenue from sales at the time the products are shipped and the customers are invoiced. The Company extends unsecured credit to its customers for amounts invoiced. Invoices are due on terms ranging from Due upon Receipt to a net-30 day basis depending on each customer’s credit history and business volume. On some sales, Shipping and handling costs are billed to customers. The Company expenses shipping and handling costs as incurred which are included in cost of sales on the statements of income and accumulated deficit.
The Company recognizes revenue from sales at the time the products are shipped and the customers are invoiced. The Company extends unsecured credit to its customers for amounts invoiced. Invoices are due on terms ranging from Due upon Receipt to a net-30 day basis depending on each customer’s credit history and business volume. On some sales, Shipping and handling costs are billed to customers. The Company expenses shipping and handling costs as incurred which are included in cost of sales on the statements of income and accumulated deficit.

GOING CONCERN CONSIDERATIONS

Since it ceased its former business operations, the Company has devoted its efforts to securing financing and has not earned sufficient revenue from its planned principal operations. Accordingly, the the Company still considers itself in a development stage and financial statements are presented in accordance with FASB Accounting Standards Codification  (“ASC”) Topic 915 Development Stage Entities.

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing advantageous businesses opportunities. Management currently believes that its best opportunities lie in the oil and gas industry and the wholesale and retail of mining supplies. The Company's total liabilities exceed its total assets and the Company's liquidity has depended excessively on raising new capital.

TX HOLDINGS, INC.
A CORPORATION IN THE DEVELOPMENT STAGE
NOTES TO UNAUDITED CONDENSED FINANCIAL STATEMENTS

GOING CONCERN CONSIDERATIONS-CONT’D

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At December 31, 2011, the Company has outstanding 1,300,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of December 31, 2011, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand. Interest has been accrued on the notes payables at rates ranging from 8% to 10%.

Included in the financial statements at December 31, 2011 are advances from stockholder/officer of $647,697.
In the three months ended December 31, 2011 interest expense of $31,505, in the accompanying statement of operations, relates to the promissory notes.

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

The Company has never earned a profit, and has incurred an accumulated deficit of $14,736,717 as of  Deecember 31, 2011. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to continue to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has twenty two wells located on one field located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel.

In  December 2011, the Company expanded its business to include the retail and wholesale of mining supplies. The Company has contracted with two independent Companies who will provide assistance in carrying–out the new venture sales program.  If the new venture sales projections materialize, the Company is optimistic that the new venture will bring a significant profit contribution during the current year.

The Company's success is dependent on if and how quickly it can increase production levels and, how quickly it can grow the new venture to become a positive contributor. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production, be successful in the new venture. TX Chairman and CEO, William Shrewsbury, has committed to advance capital in the amount of $750,000. During the current quarter ended December 31,2011the Company received an additional advance from Mr. Shrewsbury of $477,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2011 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011 REVENUES FROM OPERATIONS

Revenues for the three months ended December 31, 2011 and 2010 were $111,937 and $159 respectively. During the quarter ended December 31, 2011, the Company entered into a new business venture as a retailer and wholesaler of mining supplies. Revenues from the new venture for the quarter were $103,041. There was limited Oil production during the quarter ended December 31, 2011 primarily due to well workover. The Company received its first revenues from oil and gas operations in March 2008.

EXPENSES FROM CONTINUING OPERATIONS

During the quarter ended December 31, 2011 the Company incurred Cost of Goods Sold in the amount of $93,897. The Cost of Goods sold resulted from the sale of mining products since the Company entry  into this new venture on December, 2011. Other Operating expenses for the three months ended December 31, 2011 were $176,843 as compared to $43,462 for the three months ended December 31, 2010, an increase of $133,381. The increase in Other Operating expenses resulted primarily from higher legal fees ($56k), insurance ($11k), well expenses ($41), and operating supplies ($3k) during the quarter ended December 31, 2011.

NET INCOME/LOSS

For the quarter December 31, 2011, the Company had a net loss of $187,739 representing a negative variance of $111,746 when compared to a net loss of $$75,993 for the quarter ended December 31, 2011. The unfavorable  variance in the current quarter as noted above in “Total Operating Expenses” resulted primarily from higher legal fees, higher insurance and higher well expenses.

LIQUIDITY

At December 31, 2011 the Company had a cash balance of $90,743. As of September 30, 2011 the Company had a cash balance of $3,019. Property and equipment was $132,566 as of December 31, 2011 compared to $133,714 as of September 30, 2011. The investment in the oil and gas fields has caused the Company a liquidity crisis. The Company has been able to borrow money from William Shrewsbury primarily to resolve the Company's liquidity needs. In January, 2011 the Company purchased an additional 25% working interest in the Parks lease. This will  allow the Company to increase production on the oil wells on the Parks lease. The Company anticipates generating greater revenue beginning in the first quarter of 2012 from the sales of mining products, associated with the new venture the Company entered during December, 2012. The Company expectations are that the higher  production levels and, sales of mining products will be sufficient to meet all of the Company's liquidity needs.

As a result of the new Venture the Company entered during December, 2011, the Company currently requires operating capital of approximately $50,000 per month to meet current obligations. The Company is optimistic that the revenue increase generated by the new venture coupled with higher well production will enable the Company to meet its current obligations. In the past the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances. Going forward, the Company anticipates generating operating capital it will need to raise approximately $200,000 in working capital to complete the refurbishment and development of the leases it currently owns. If the Company is unable to raise sufficient capital to refurbish and develop its fields, it will need to find working interest partners to assist in the development of its oil and gas leases.  The Company’s primary challenge is to generate higher revenue from the new venture and its oil and gas leases.

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is a “smaller reporting Company” as defined by Rule 12b-2 of the Exchange Act, and as such, is not required to provide the information required under this Item.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were not effective as of December 31, 2011, under the criteria set forth in the Internal Control—Integrated Framework. The determination was made partially due to the small size of the company and a lack of segregation of duties.  The Company continues to implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

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

During the quarter ended December 31, 2011 the Company has retained new  legal council to represent the Company on current litigation against Mark Neuhaus (Prior CEO) Michael Cedestrom (Prior CFO), Dexter & Dexter, Hewitt Energy and Doug Hewitt. The firms of  Kluger, Kaplan. Silverman, Katzen & Levine, P.L. will represent TX Holdings in Miami Florida and, the firm of  Winder & Counsel will represent the Company in Salt Lake City, Utah.

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

Dated: February 2, 2012

 In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury William “Buck” Shrewsbury: February 2, 2012	Chairman of the Board of Directors and Chief Executive Officer

/s/ Richard (Rick) Novack Richard (Rick) Novack February 2, 2012	President and Director

/s/ Jose Fuentes Jose Fuentes February 2, 2012	Chief Financial Officer

/s/ Bobby S. Fellers Bobby S. Fellers February 2, 2012	Director

/s/ Martin Lipper Martin Lipper February 2, 2012	Director