Form 10-Q
period 2012-03-31
TX Holdings, Inc.
filed 2012-05-15
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☐    QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended March 31, 2012

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

(Principal Address of Issuer)

(606) 928-1131

Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES x NO o

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Smaller reporting company  x

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES o NO x

Transitional Small Business Disclosure Format (check one): YES o NO x

As of May 15, 2012 there were 53,271,897 shares of common stock outstanding.

TX Holdings, Inc.

Form 10-Q

For the Quarter Ended March 31, 2012

PART I – FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

TX Holdings, Inc.

Condensed Balance Sheets

March 31, 2012 and September 30, 2011

	Unaudited	Audited
	March 31,	September 30,
	2012	2011
ASSETS

Current Assets:
Cash and cash equivalents	$29,041	$3,019
Accounts Receivable	297,898	-
Finished Goods Inventory	744,783	-
Commission advances	63,787	-
Total current assets	1,135,509	3,019

Unproved oil and gas properties-successful efforts, net	148,835	133,714
Deposits	100,200	50,000

Total Assets	$1,384,544	$186,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to a stockholder	$289,997	$289,997
Accounts payable and accrued liabilities	1,476,327	1,106,223
Advances from stockholder/officer	1,182,280	170,697
Convertible debt to stockholder/officer	1,199,886	1,199,886
Total current liabilities	4,148,490	2,766,803

Asset retirement obligation	23,012	23,012
Total Liabilities	4,171,502	2,789,815

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized
no shares outstanding as of March 31, 2012 and September 30, 2011
Common stock: no par value, 250,000,000 shares
authorized, 53,271,897 shares issued and outstanding at
March 31, 2012 and September 31, 2011	10,566,487	10,566,487
Additional paid-in capital	1,406,449	1,379,409
Accumulated deficit	(14,759,894)	(14,548,978)
Total stockholders' deficit	(2,786,958)	(2,603,082)

Total liabilities and stockholders' deficit	$1,384,544	$186,733

See accompanying notes to the consolidated financial statements.

TX HOLDINGS, INC.

UNAUDITED STATEMENTS OF OPERATIONS

For the Three and Six Months Ended March 31, 2012 and 2011

THREE MONTHS ENDED			SIX MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2012	2011	2012	2011
Revenue	$916,579	$9086	$1,025,516	$9245

Cost of Goods Sold	719,856	-	813,753	-

Gross Profit	196723	9,086	214,763	9,245

Operating expenses, except items shown
separately below:	87,446	55,667	206,713	98,241
Professional fees	59,286	-	115,715	-
Commission expense	74,198	-	74,198	-
Stock-Based Compensation	27,040	-	27,040	-
Depreciation expense	2,731	1,235	3,879	2,123
Total Operating Expenses	250,701	56,902	427,545	100,364

Loss from operations	(53,978)	(47,816)	(212,782)	(9,119)

Other income and (expense):
Gain on extinguishment of debt	62,719	-	62,719	-
Other income	125	-	3,763	-
Interest expense	(32,043)	(31,517)	(64,616)	(64,207)

Total other income and (expenses), net	30,801	(31,517)	1,866	(64,207)

Net Income (Loss)	$(23,177)	$(79,333)	$(210,916)	$(155,326)

Net loss per common share-basic	$-	$-	$-	$-

Weighted average number of common shares
outstanding-Basic	53,271,897	53,041,897	53,271,897	53,041,897

See accompanying notes to the consolidated financial statements.

TX HOLDINGS, INC.

UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT

For the Six Months Ended March 31, 2012

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at
September
30, 2011	-	-	53,271,897	10,566,487	$1,379,409	$(14,548,978)	$(2,603,082)

Accounting for
warrants issued
to an officer and
the Board	-	-	-	-	27,040	-	27,040

Net Loss	-	-	-	-	-	(210,916)	(210,916)

Balance at
March 31, 2012	-	-	53,271,897	10,566,487	$1,406,449	$(14,759,894)	$(2,786,958)

See accompanying notes to the consolidated financial statements.

TX HOLDINGS, INC.

UNAUDITED STATEMENTS OF CASH FLOW

For the Six Months Ended March 31, 2012 and 2011

	SIX MONTHS ENDED
	3/31/2012	3/31/2011
Cash flows used by operating activities:
Net loss	$(210,916)	$(155,326)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation expense	3,879	2,123
Gain on extinguishment of debt	(62,719)	-
Commission advances	(63,787)	-
Deposits	(50,200)	-
Accounting for warrants issued to an officer and
the Board	27,040
Accounts Receivable	(297,898)	-
Inventories	(744,783)	-
Accounts Payable and accrued liabilities	432,823	119,109
Net cash used in operating activities	(966,561)	(34,094)

Cash flows used in investing activities:
Purchase of Fixed Assets	(19,000)	(27,400)
Net cash used in investing activities	(19,000)	(27,400)

Cash flows provided by financing activities:
Proceeds from stockholder/officer advances	1,011,583	56,300
Payments of stockholders advances	_	_
Net cash provided by financing activities	1,011,583	56,300

Increase (Decrease) in cash and cash equivalents	26,022	(5,194)
Cash and cash equivalents at beginning of period	3,019	5,848

Cash and Cash Equivalents at end of period	$29,041	$654

Non-cash investing and financing activities:
Increase in property and equipment from recognition
of asset retirement obligation	$-	$(27,969)

See accompanying notes to the consolidated financial statements.

TX HOLDINGS, INC.

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

On December 10, 2011 the Board of directors approved the expansion of the Company’s business to include the retail and wholesale of mining supplies. In support of the mining supplies business, TX Holdings signed contracts with two companies which will procure sales on behalf of the Company and earn a commission based on the gross profit generated by the sales. TX Holdings’ Chairman, William Shrewsbury, has committed to finance the new business expansion with his personal loan, up to the amount of $1,000,000. The new venture financing will be secured by a lien on the Company’s assets.

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

TX HOLDINGS, INC.

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

After the recent business expansion into wholesale and retail of mining supplies, the Company has generated enough revenue to no longer be considered a development stage Company. To enter into the retail and wholesale of mining supplies, TX Holdings signed contracts with two companies which will procure sales on behalf of the Company and earn a commission based on the gross profit generated by the sales.

REVENUE RECOGNITION

The Company recognizes revenue from sales at the time the products are shipped and the customers are invoiced. The Company extends unsecured credit to its customers for amounts invoiced. Invoices are due on terms ranging from Due upon Receipt to a net-30 day basis depending on each customer’s credit history and business volume. On some sales, Shipping and handling costs are billed to customers. The Company expenses shipping and handling costs as incurred which are included in cost of sales on the statement of operations.

GOING CONCERN CONSIDERATIONS

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing advantageous businesses opportunities. Management currently believes that its best opportunities lie in the oil and gas industry and the wholesale and retail of mining supplies. The Company's total liabilities exceed its total assets and the Company's liquidity has depended excessively on raising new capital. TX Holdings’ Chairman, William Shrewsbury, has committed to finance the new business expansion with his personal loan, up to the amount of $1,000,000. The new venture financing will be secured by a lien on the Company’s assets.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

.

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At March 31, 2012, the Company has outstanding 1,300,000 warrants which were not included in the calculation of diluted net loss per share since their inclusion would be anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

As of March 31, 2012, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand. Interest has been accrued on the notes payables at rates ranging from 8% to 10%.

Included in the financial statements at March 31, 2012 are advances from stockholder/officer of $1,182,280.

In the three months ended March 31, 2012 interest expense of $32,043, in the accompanying statement of operations, relates to the promissory notes.

TX HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

For the three months ended March 31, 2012 ,the Company had a loss of $23,177, and has incurred an accumulated deficit of $14,759,894 as of March 31, 2012. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. Revenues derived from the planned production and sale of oil will be based on the evaluation and development of fields. If our development plan is successful, it is estimated it will take approximately one year to reach production levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to continue to raise additional funds to fully develop its fields, purchase equipment and meet general administrative expenses. The Company may seek both debt and equity financing. The Company currently has twenty two wells located on one field located in Texas. Each of the wells will need to be reworked to establish production at a cost of approximately $7,000 to $10,000 per well. Initial production from each well is estimated to be between two to five barrels per day. Once initial production has been established the Company intends to begin a water flood program that injects water into the oil producing zone through injector wells. The water then forces the oil towards the producing well and, if successful, may increase production of each well up to an estimated four to seven barrels per day per well. If the Company is able to produce its wells upon the re-completion the Company revenues will exceed current operating expenses if 40 barrels of oil is produced and the price of oil remains above $55.00 per barrel.

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

The Company's success is dependent on if and how quickly it can increase production levels and, how quickly it can grow the new venture to become a positive contributor. The Company plans to use all revenues for general corporate purposes as well as, future expansion of its current oil producing properties and the acquisition of other oil and gas properties. There is no certainty that the Company can achieve profitable levels of production, be successful in the new venture. TX Chairman and CEO, William Shrewsbury, has committed to advance capital in the amount of $1,000,000. During the current quarter ended March 31, 2012 the Company received an additional advance from Mr. Shrewsbury of $534,583.

RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2012 COMPARED TO THREE MONTHS ENDED MARCH 31, 2011

REVENUES FROM OPERATIONS

Revenues for the three months ended March 31, 2012 and 2011 were $916,579 and $9,086 respectively. During the quarter ended March 31, 2012, the Company entered into a new business venture as a retailer and wholesaler of mining supplies. Revenues from the new venture for the quarter were $913,885. There was limited oil production during the quarter ended March 31, 2012 primarily due to well workover. The Company received its first revenues from oil and gas operations in March 2008.

EXPENSES

During the quarter ended March 31, 2012 the Company incurred Cost of Goods Sold in the amount of $719,856. The Cost of Goods sold resulted from the sale of mining products since the Company entry into this new venture on December 2011. Operating expenses for the three months ended March 31, 2012 were $250,701 as compared to $56,902 for the three months ended March 31, 2011, an increase of $193,799.The increase in Operating expenses resulted primarily from higher legal fees ($59k), commission expense ($74k), Stock bases compensation ($27k) and payroll expense during the quarter ended March 31, 2012.

NET INCOME/LOSS

For the quarter March 31, 2012, the Company had a Net Loss of $23,177 representing a positive variance of $56,156 when compared to a net loss of $79,333 for the quarter ended March 31, 2011. The favorable variance in the current quarter resulted primarily from a gain on the extinguishment of a debt in the amount of $63K and a reduction in losses from operations of $20K. The favorable variance was partially offset by $27,040 stock compensation from warrants issued to an officer and the Board.

SIX MONTHS ENDED MARCH 31, 2012 COMPARED TO SIX MONTHS ENDED MARCH 31, 2011

REVENUES FROM OPERATIONS

Revenues for the six months ended March 31, 2012 and 2011 were $1,028,516 and $9,245 respectively. During the six months ended March 31, 2012, the Company entered into a new business venture as a retailer and wholesaler of mining supplies. Revenues from the new venture for the quarter were $1,016,927. There was limited oil production during the six months ended March 31, 2012 primarily due to well workover.

EXPENSES

During the six months ended March 31, 2012 the Company incurred Cost of Goods Sold in the amount of $813,753. The Cost of Goods sold resulted from the sale of mining products since the Company entry into this new venture on December 2011. Other Operating expenses for the six months ended March 31, 2012 were $427,545 as compared to $100,364 for the six months ended March 31, 2011, an increase of $327,181.The increase in Operating expenses resulted primarily from higher legal fees ($116k), commission expense ($74k), Well expenses ($37k), payroll expense ($36k) , stock based compensation ($27k) and, Insurance expense ($12k) during the six months ended March 31, 2012.

NET INCOME/LOSS

For the six months ended March 31, 2012, the Company had a Net Loss of $210,916 representing a negative variance of $55.590 when compared to a net loss of $155,326 for the six months ended March 31, 2011. The negative variance in the current period resulted primarily from higher operating expenses as noted above in “Expenses” partially offset by a favorable gross profit on sales of $214,763 and a gain on the extinguishment of a debt in the amount of $63K.

LIQUIDITY

At March 31, 2012 the Company had a cash balance of $29,041. As of September 30, 2011 the Company had a cash balance of $3,019. Property and equipment was $148,835 as of March 31, 2012 compared to $133,714 as of September 30, 2011. The Company has been able to borrow money from William Shrewsbury primarily to resolve the Company's liquidity needs. In January 2011 the Company purchased an additional 25% working interest in the Parks lease. This will allow the Company to increase revenue on the oil wells on the Parks lease. The Company is currently generating greater revenue beginning in the first quarter of 2012 from the sales of mining products, associated with the new venture the Company entered during December 2012. The Company expectations are that the higher oil revenues and sales of mining products will be sufficient to meet all of the Company's liquidity needs.

As a result of the new venture the Company entered during December 2011, the Company currently requires operating capital of approximately $50,000 per month to meet current obligations. The Company is optimistic that the revenue increase generated by the new venture coupled with higher oil revenue will enable the Company to meet its current obligations. In the past the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances. The Company’s primary challenge is to generate higher revenue from the new venture and its oil and gas leases.

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

During the Six months ended March 31, 2012 the Company has retained new legal councel to represent the Company on current litigation against Mark Neuhaus (Prior CEO), Michael Cedestrom (Prior CFO), Dexter & Dexter, Hewitt Energy and Doug Hewitt. The firms of Kluger, Kaplan. Silverman, Katzen & Levine, P.L. will represent TX Holdings in Miami Florida and, the firm of Winder & Counsel will represent the Company in Salt Lake City, Utah.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were effective as of March 31, 2012, under the criteria set forth in the Internal Control—Integrated Framework. The determination was made based on improvement to the control environment resulting from enhanced segregation of duties by adding new staff and overall improvement of control processes.  The Company will continue to review and implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

During the Six Months ended March 31, 2012 the Company has retained new legal councel to represent the Company on current litigation against Mark Neuhaus (Prior CEO), Michael Cedestrom (Prior CFO), Dexter & Dexter, Hewitt Energy and Doug Hewitt. The firms of Kluger, Kaplan. Silverman, Katzen & Levine, P.L. will represent TX Holdings in Miami Florida and, the firm of Winder & Counsel will represent the Company in Salt Lake City, Utah.

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

Chief Executive Officer

Dated: May 11, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury ------------------------- William “Buck” Shrewsbury: May 11, 2012	Chairman of the Board of Directors and Chief Executive Officer
/s/ Richard (Rick) Novack ------------------------- Richard (Rick) Novack May 11, 2012	President and Director

/s/ Jose Fuentes ------------------------- Jose Fuentes May 11, 2012	Chief Financial Officer
/s/ Bobby S. Fellers ------------------------- Bobby S. Fellers May 11, 2012	Director
/s/ Martin Lipper ------------------------- Martin Lipper May 11, 2012	Director

16