Form 10-Q
period 2012-06-30
TX Holdings, Inc.
filed 2012-08-20
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2012

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

(Principal Address of Issuer)

(606) 928-1131

Issuer's telephone number

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. Smaller reporting company  ☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES☐ NO ☑

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

As of August10, 2012 there were 46,553,084 shares of common stock outstanding.

TX Holdings, Inc.

Form 10-Q

For the Quarter Ended June 30, 2012

TX Holdings, Inc.
Balance Sheets
June 30, 2012 and September 30, 2011
	Unaudited	Audited
	June 30,	September 30,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$ 14,943	$ 3,019
Accounts receivable	433,033	_
Finished goods inventory	865,413	_
Work in process inventory	35,434
Commission advances	51,315	_
Total current assets	1,400,138	3,019

Unproved oil and gas properties-successful efforts, net	_	110,076
Property and equipment	36,028	23,638
Notes receivable	40,000
Deposits	50,200	50,000

Total assets	$ 1,526,366	$ 186,733

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Notes payable to a stockholder	$ 1,351,997	$ 289,997
Accounts payable and accrued liabilities	1,318,330	1,106,223
Advances from stockholder/officer	275,582	170,697
Convertible debt to stockholder/former officer	_	1,199,886
Total current liabilities	2,945,909	2,766,803

Asset retirement obligation	5,000	23,012
Total Liabilities	2,950,909	2,789,815

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized
no shares outstanding as of June 30, 2012 and September 30, 2011	_	_
Common stock:no par value, 250,000,000 shares
authorized, 46,553,084 and 53,271,897,shares issued and outstanding
at June 30,2012 and September 30, 2011 respectively.	10,566,487	10,566,487
Additional paid-in capital	2,971,603	1,379,409
Accumulated deficit	(14,962,633)	(14,548,978)
Total stockholders' deficit	(1,424,543)	(2,603,082)

Total liabilities and stockholders' deficit
	$ 1,526,366	$ 186,733
The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2012 and 2011

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2012	2011	2012	2011

Revenue	$ 797,532	$ 9,864	1,826,048	$ 19,109

Cost of goods sold	645,455	_	1,459,208	_

Gross profit	152,077	9,864	366,840	$ 19,109

Operating expenses, except items shown
separately below	124,924	40,626	331,637	138,868
Professional fees	80,224	10,000	195,939	10,000
Commission expense	109,004		183,202
Stock-Based Compensation	_	8,050	27,040	8,050
Depreciation expense	2,731	1,148	6,610	3,271
Total operating expenses	316,883	59,824	744,428	160,189

Loss from operations	(164,806)	(49,960)	(377,588)	(141,080)

Other income and (expense):
Gain/Loss on disposal of fixed assets	(12,064)		(12,064)
Gain on extinguishment of debt	_	_	62,719	_
Other income	3,743	_	7,506	_
Interest expense	(29,611)	(32,420)	(94,228)	(96,626)

Total other income (expense), net	(37,932)	(32,420)	(36,067)	(96,626)

Net loss	$ (202,738)	$ (82,380)	$ (413,655)	$ (237,706)

Net loss per common share-basic	$ _	$ _	$ 0.01	$ _
Weighted average number of common shares
outstanding-Basic	49,547,338	53,102,556	52,016,733	53,062,117

The accompanying notes are an integral part of these financial statements

TX HOLDINGS INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended June 30, 2012

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at 9/30/10			53,041,897	$ 10,558,437	$1,379,409	$ (14,447,602)	$(2,509,756)

Common stock
issued for profesional
services			230,000	8,050			8,050

Net Loss						(101,376)	(101,376)

Balance at 9/30/11			53,271,897	$ 10,566,487	$1,379,409	$ (14,548,978)	$(2,603,082)

Accounting for
warrants issued
to an officer and
the Board					27,040		27,040

Legal settlement with
former officer/share-
holder reflected as
additional paid in
capital					1,565,154		1,565,154

Common shares
returned to Company
and canceled as
part of legal
settlement			(6,718,813)

Net Loss						(413,655)	(413,655)

Balance at 6/30/2012			46,553,084	$ 10,566,487	$2,971,603	$ (14,962,633)	$(1,424,543)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2012 and 2011

	Nine Months Ended
	6/30/2012	6/30/2011
Cash flows used by operating activities:
Net loss	$ (413,655)	$ (237,706)
Adjustments to reconcile net loss to net cash used
in operating activities:
Depreciation expense	6,610	3,271
Common stock issued for services		8,050
Gain on extinguishment of debt	(62,719)
Loss on sale of fixed assets	12,064
Commission advances	(51,315)
Deposits	(200)
Fair value of warrants issued to an officer and the
board	27,040
Accounts receivable	(433,033)
Inventories	(900,847)
Accounts payable and accrued liabilities	619,540	177,394
Net cash used in operating activities	(1,196,515)	$ (48,991)

Cash flows used in investing activities:
Proceeds received on sale of assets	40,000
Purchase of fixed assets	(19,000)	(27,400)
Net cash used in investing activities	21,000	(27,400)

Cash flows provided by financing activities:
Proceeds from stockholder/officer advances	1,237,439	74,300
Payments of stockholders advances	(50,000)	_
Net cash provided by financing activities	1,187,439	74,300

Increase (Decrease) in cash and cash equivalents	11,924	(2,091)
Cash and cash equivalents at beginning of period	3,019	5,848

Cash and Cash Equivalents at end of period	$ 14,943	$ 3,757

Non-cash investing and financing activities:
Increase in notes payable to a stockholder from
reclass from Advances from stockholder/officer	$ (1,062,000)
Decrease in property and equipment from recognition
of asset retirement obligation	$ 18,012
Increase in property and equipment from recognition
of asset retirement obligation		$ (27,969)

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

On December 10, 2011 the Board of directors approved the expansion of the Company’s business to include retail and wholesale mining supplies. In support of the mining supplies business, TX Holdings signed contracts with two companies which will procure sales on behalf of the Company and earn a commission based on the gross profit generated by the sales. TX Holdings’ Chairman, William Shrewsbury, has committed to finance the new business expansion with his personal loan, up to the amount of $1,000,000. The new venture financing will be secured by a lien on the Company’s assets.

The Company continues to be actively engaged in the development of crude oil and natural gas. In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada).The Parks lease covers 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings is the lease operator of the lease and there are currently 22 wells which may be capable of minimal production rates. (2 to3 bbls- per-day). On January 28, 2011, the company purchased from Masada Oil the remaining 25% working

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT’D

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

On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The Note will be secured by future Park’s lease production.

The Company had an estimated 8% working interest on the Perth lease which was under litigation. On May 10, 2012, the Company reached an agreement regarding the on-going litigation whereby all interest in the Perth lease was relinquished. The Perth lease was fully impaired at September 30, 2011.

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

The Company plans to continue using a combination of debt and equity financing to acquire new oil fields and to develop those fields. Currently, management cannot provide any assurance regarding the successful acquisition and development of any future fields.

After the recent business expansion into wholesale and retail mining supplies, the Company has generated enough revenue to no longer be considered a development stage Company. To enter into the retail and wholesale of mining supplies, TX Holdings signed contracts with two companies which will procure sales on behalf of the Company and earn a commission based on the gross profit generated by the sales.

REVENUE RECOGNITION

The Company recognizes revenue from sales at the time the products are shipped and the customers are invoiced. The Company extends unsecured credit to its customers for amounts invoiced. Invoices are due on terms ranging from Due upon Receipt to a net-30 day basis depending on each customer’s credit history and business volume. On some sales, shipping and handling costs are billed to the customers. The Company expenses shipping and handling costs as incurred which are included in cost of sales on the statements of operations.

GOING CONCERN CONSIDERATIONS

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing advantageous business opportunities. Management currently believes that its best opportunities lie in the oil and gas industry and the wholesale and retail of mining supplies. The Company's total liabilities exceed its total assets and the Company's liquidity has depended on raising new capital. TX Holdings’ Chairman, William Shrewsbury, has committed to finance the new business expansion with his personal loan, up to the amount of $1,062,000. The new venture financing will be secured by a lien on the Company’s assets.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT’D

GOING CONCERN CONSIDERATIONS-CONT’D

These factors raise doubt about the Company's ability to continue as a going concern. The accompanying financial statements have been prepared on a going concern basis, which contemplates continuing operations and realization of assets and liquidation of liabilities in the ordinary course of business. The Company's ability to continue as a going concern is dependent upon its ability to raise sufficient capital and to implement a successful business plan to generate profits sufficient to become financially viable. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

.

NOTE 2 – STOCKHOLDERS’ EQUITY

In June 2011, the Company issued 230,000 shares of common stock for web designing services valued at $8,050.

In May 2012, 6,718,813 shares of the Company’s common stock were returned to the Company as part of a legal settlement.

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At June 30, 2012, the Company has outstanding 1,300,000 warrants which were not included in the nine months ended June 30, 2012 calculation of diluted net loss per share since their inclusion would be anti-dilutive.

NOTE 3 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of June 30, 2012, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand. Interest has been accrued on the notes payables at a rate of 10%.

Included in the financial statements at June 30, 2012 are advances from stockholder/officer of $275,582

.

In the three months ended June 30, 2012 interest expense of $29,611, in the accompanying statement of operations, relates to the promissory notes.

TX HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS-CON’TD

PARK’S LEASE

On January 28, 2011 TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease which the Company currently owns a 75% working interest.

As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company will relinquish an 8.5% working interest which it currently holds in the Contract Area 1 lease, pay the sum of $10,000 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The Note will be secured by future Park’s lease production.

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER

On April 30, 2012 TX Holdings, Inc issued for value received a Revolving Promissory Demand Note to Mr. Shrewsbury, the Company’s Chairman and CEO for the amount of $1,062, 000. The note earns a 5% interest per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur.

CONVERTIBLE DEBT TO STOCKHOLDER AND FORMER OFFICER

Mark Neuhaus, the former Chairman of the Board of Directors and former Chief Executive Officer of the Company caused the company in September 2007 to issue to him a convertible promissory note in the amount of $1,199,886 bearing interest at 8% per annum and due and payable within two years for payments in cash and common stock made on behalf of the Company through that date. The conversion price was $0.28 per common share (the market price of the Company’s common stock on the date of the note) which would have automatically converted on the two-year anniversary of the note if not paid in full by the Company. The conversion price was subject to adjustments for anti-dilution. The Company disputed that the note was not supported by consideration and that it was not properly authorized under Georgia law.

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against Mark Neuhaus (prior CEO), Michael Cederstrom (Prior CFO), Dexter & Dexter , Hewitt Energy and Doug Hewitt for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on

TX Holdings behalf which would have entitled them to receive compensation in the form of the convertible promissory note for reimbursement of expenses.

During the six months ended March, 31 2012 , the Company retained new legal counsel to represent the Company on current litigation against the defendants listed above. The firm of Kluger, Kaplan, Silverman, Katzen & Levine, P.L. represented TX Holdings in Miami Florida and the firm of Winder & Counsel continues to represent the Company in Salt Lake City, Utah.

On May 10, 2012, The Company reached a settlement agreement with Mark Neuhaus, M A &N, Nicole Bloom Neuhaus, Hewitt Energy and Doug Hewitt. Pursuant to the settlement agreement, Mark Neuhaus returned to the Company 6,718,813 shares previously issued to him and the convertible promissory note previously issued to him in the amount of $1,199,886 plus accrued interest along with any other liability owed to him, was cancelled. In return, the company paid $100,000 cash.

The Company recorded the “gain” from the legal settlement totaling $1,565,153 as a contribution of additional paid-in capital consistent with ASC Topic 470-50-40 Debt – Modifications and Extinguishments- Derecognition, relating to the treatment of debt forgiveness with a related party.

TX HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

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

On December 2011, the Company expanded its business to include the retail and wholesale of mining supplies. The Company has contracted with two independent Companies who will provide assistance in carrying–out the new venture sales program. If the new venture sales projections materialize, the Company is optimistic that the new venture will bring a significant profit contribution during the current year.

The Company's success is dependent on if and, how quickly it can grow the new venture to become a positive contributor. The Company plans to use all revenues for general corporate purposes as well as future acquisitions of new oil and gas properties. There is no certainty that the Company can be successful in the new venture. TX Chairman and CEO, William Shrewsbury, has committed to advance capital in the amount of $1,062,000. During the current quarter ended June 30, 2012 the Company received an additional advance from Mr. Shrewsbury of $176,500.

RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2012 COMPARED TO THREE MONTHS ENDED JUNE 30, 2011

REVENUES FROM OPERATIONS

Revenues for the three months ended June 30, 2012 and 2011 were $797,532 and $9,864 respectively. On December, 2011, the Company entered into a new business venture as a retailer and wholesaler of mining supplies. Revenues from the new venture for the quarter were $792,730. There was limited oil production during the quarter ended June 30, 2012 primarily due to well workover.

EXPENSES

During the quarter ended June 30, 2012 the Company incurred Cost of Goods Sold in the amount of $645,455. The Cost of Goods Sold resulted from the retail and wholesale of mining products. Operating expenses for the three months ended June 30, 2012 were $316,883 as compared to $59,824 for the three months ended June 30, 2011, an increase of $257,059. The increase in Operating expenses resulted primarily from higher legal fees ($70k), commission expense ($109k), well workover ($40k) and payroll expense ($27k) during the quarter ended June 30, 2012.

NET INCOME/LOSS

For the quarter June 30, 2012, the Company had a Net Loss of $202,738 representing a negative variance of $120,358 when compared to a Net Loss of $82,340 for the quarter ended June 30, 2011. The negative variance in the current quarter resulted primarily from higher operating losses due to higher legal fees and wells workover.

NINE MONTHS ENDED JUNE 30, 2012 COMPARED TO NINE MONTHS ENDED JUNE 30, 2011

REVENUES FROM OPERATIONS

Revenues for the nine months ended June 30, 2012 and 2011 were $1,826,048 and $19,109 respectively. On December 2011, the Company entered into a new business venture as a retailer and wholesaler of mining supplies. Revenues from the new venture for the nine months ended June 30, 2011 were $1,809,656. There was limited oil production during the nine months ended June 30, 2012 primarily due to well workover.

EXPENSES

During the nine months ended June 30, 2012 the Company incurred Cost of Goods Sold in the amount of $1,459,208. The Cost of Goods sold resulted from the sale of mining products since the Company entry into this new venture on December 2011. Operating expenses for the nine months ended June 30, 2012 were $744,428 as compared to $160,189 for the nine months ended June 30, 2011, an increase of $584,239.The increase in Operating expenses resulted primarily from higher legal fees ($186k), commission expense ($183k), Well expenses ($77k), payroll expense ($65k) , stock based compensation ($19k) and, Insurance expense ($12k) during the nine months ended June 30, 2012.

NET INCOME/LOSS

For the nine months ended June 30, 2012, the Company had a Net Loss of $413,655 representing a negative variance of $175,949 when compared to a net loss of $237,706 for the nine months ended June 30, 2011. The negative variance in the current period resulted primarily from higher operating expenses ($584,239) as noted above in “Expenses” partially offset by a favorable gross profit on sales of $366,840 and a gain on the extinguishment of a debt in the amount of $62,719.

LIQUIDITY

At June 30, 2012 the Company had a cash balance of $14,943. As of September 30, 2011 the Company had a cash balance of $3,019. Property and equipment was $36,028 as of June 30, 2012 compared to $133,714 as of September 30, 2011. The Company has been able to borrow money from William Shrewsbury primarily to resolve the Company's liquidity needs. The Company is currently generating greater revenue beginning in the first quarter of 2012 from the sales of mining products, associated with the new venture the Company entered during December 2012. The Company expectations are that the higher sales of mining products will be sufficient to meet all of the Company's liquidity needs.

As a result of the new venture the Company entered during December 2011, the Company currently requires operating capital of approximately $50,000 per month to meet current obligations. The Company is optimistic that the revenue increase generated by the new venture will enable the Company to meet its current obligations. In the past 461the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances. The Company’s primary challenge is to generate higher revenue from the new venture.

LEGAL PROCEEDINGS

Management is currently aware of no pending, past or present litigation involving the Company which management believes could have a material adverse effect on the Company.

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against Mark Neuhaus (prior CEO), Michael Cederstrom (Prior CFO), Dexter & Dexter , Hewitt Energy and Doug Hewitt for alleged services and reimbursed expenses paid by the Company. The claim stipulated that the defendants did not perform any services on

TX Holdings behalf which would have entitled them to receive compensation in the form of the convertible promissory note for reimbursement of expenses.

During the six months ended March 31, 2012 the Company retained new legal counsel to represent the Company on current litigation against the defendants listed above The firms of Kluger, Kaplan. Silverman, Katzen & Levine, P.L. represented TX Holdings in Miami Florida and, the firm of Winder & Counsel continues to represent the Company in Salt Lake City, Utah.

On May 10, 2012, The Company reached a settlement agreement with Mark Neuhaus, M A &N, Nicole Bloom Neuhaus, Hewitt Energy and Doug Hewitt. Pursuant to the settlement agreement, Mark Neuhaus returned to the Company 6,718,813 shares previously issued to him and the convertible promissory note previously issued to him in the amount of $1, 199,886 plus accrued interest along with any other liability owed to him, was cancelled. In return, the company paid $100,000 cash.

The legal firm of Winder & Counsel will continue representing the Company in Utah regarding the on-going litigation with Michael Cederstrom (prior CFO) and the law firm of Dexter & Dexter.

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were effective as of June 30, 2012 under the criteria set forth in the Internal Control—Integrated Framework. The determination was made based on improvement to the control environment resulting from enhanced segregation of duties by adding new staff and overall improvement of control processes.  The Company will continue to review and implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

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

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against Mark Neuhaus (prior CEO), Michael Cederstrom (Prior CFO), Dexter & Dexter , Hewitt Energy and Doug Hewitt for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on

TX Holdings behalf which would have entitled them to receive compensation in the form of the convertible promissory note for reimbursement of expenses.

During the six months ended March 31, 2012 the Company retained new legal counsel to represent the Company on current litigation against the defendants listed above. The firms of Kluger, Kaplan. Silverman, Katzen & Levine, P.L. represented TX Holdings in Miami Florida and, the firm of Winder & Counsel continues to represent the Company in Salt Lake City, Utah.

On May 10, 2012, The Company reached a settlement agreement with Mark Neuhaus, M A &N, Nicole Bloom Neuhaus , Hewitt Energy and Doug Hewitt. Pursuant to the settlement agreement, Mark Neuhaus returned to the Company 6,718,813 shares previously issued to him and the convertible promissory note previously issued to him in the amount of $1,199,886 plus accrued interest along with any other liability owed to him, was cancelled. In return, the company paid $100,000 cash

The legal firm of Winder & Counsel will continue representing the Company in Utah regarding the on-going litigation with Michael Cederstrom (prior CFO) and the law firm of Dexter & Dexter.

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

ITEM 2 UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3 DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4 SUBMISSION OF MATTERSTO A VOTE TO SECURITY Holders

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

Dated: August 20, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

Martin Lipper

August 20, 2012

/s/ William “Buck” Shrewsbury ------------------------- William “Buck” Shrewsbury: August 20, 2012	Chairman of the Board of Directors and Chief Executive Officer
/s/ Richard (Rick) Novack ------------------------- Richard (Rick) Novack August 20, 2012	President and Director

/s/ Jose Fuentes ------------------------- Jose Fuentes August 20, 2012	Chief Financial Officer
/s/ Bobby G. Fellers ------------------------- Bobby G. Fellers August 20, 2012	Director

/s/ Martin Lipper -------------------------
Director

EXHIBIT 31.1

CERTIFICATIONS

I, William “Buck” Shrewsbury, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TX Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present, in all material respects, the financial condition, results of operations and cash flows of the Registrant as of and for the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)     Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)     Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Registrant's Board of Directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

August 20, 2012

/s/ William “Buck” Shrewsbury

-----------------------

William “Buck” Shrewsbury

Chief Executive Officer

EXHIBIT 31.2

CERTIFICATIONS

I, Jose Fuentes, certify that:

1. I have reviewed this quarterly report on Form 10-Q of TX Holdings, Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the Registrant as of, and for, the periods presented in this report;

4. The Registrant's other certifying officer and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) and internal control over financial reporting (as defined in Exchange Act Rules 13a-15(f) and 15d-15(f)) for the Registrant and have:

a)     Designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

b)     Designed such internal control over financial reporting, or caused such internal control over financial reporting to be designed under our supervision, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles;

c)     Evaluated the effectiveness of the Registrant's disclosure controls and procedures and presented in this report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this report based on such evaluation; and

d)     Disclosed in this report any change in the Registrant's internal control over financial reporting that occurred during the Registrant's most recent fiscal quarter (the Registrant's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the Registrant's internal control over financial reporting; and

5. The Registrant's other certifying officer and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the Registrant's auditors and the Registrant's Board of Directors (or persons performing the equivalent functions):

a)     All significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the Registrant's ability to record, process, summarize and report financial information; and

b)     Any fraud, whether or not material, that involves management or other employees who have a significant role in the Registrant's internal control over financial reporting.

August 20, 2012 /s/ Jose Fuentes

-------------------------

Jose Fuentes

Chief Financial Officer

EXHIBIT 32.1

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of TX Holdings, Inc., a Georgia corporation (the "Company"), on Form 10-Q for the quarter ended June 30,2012, as filed with the Securities and Exchange Commission (the "Report"), William “Buck” Shrewsbury, Chief Executive Officer of the Company, does hereby certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ William “Buck” Shrewsbury

- -----------------------

William “Buck” Shrewsbury

Chief Executive Officer

August 20, 2012

[A signed original of this written statement required by Section 906 has been provided to TX Holdings, Inc. and will be retained by TX Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]

EXHIBIT 32.2

CERTIFICATIONS PURSUANT TO SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002 (18 U.S.C. SECTION 1350)

In connection with the Quarterly Report of TX Holdings, Inc., a Georgia corporation (the "Company"), on Form 10-QSB for the quarter ended June 30, 2012, as filed with the Securities and Exchange Commission (the "Report"), Jose Fuentes, Chief Financial Officer, of the Company, does hereby certify, pursuant to section 906 of the Sarbanes-Oxley Act of 2002 (18 U.S.C. §. 1350), that to his knowledge:

(1) The Report fully complies with the requirements of section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

(2) The information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.

/s/ Jose Fuentes

- -------------------------------

Jose Fuentes

Chief Financial Officer

August 20, 2012

[A signed original of this written statement required by Section 906 has been provided to TX Holdings, Inc. and will be retained by TX Holdings, Inc. and furnished to the Securities and Exchange Commission or its staff upon request.]