Form 10-Q/A
period 2012-06-30
TX Holdings, Inc.
filed 2012-09-04
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q/A

☑ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the quarterly period ended June 30, 2012

___________________________

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE

ACT OF 1934

For the transition period from _____to _____

Commission File No. 0-32335

TX HOLDINGS, INC.

(Exact name of small business issuer as specified in its charter)

GEORGIA	58-2558702
(State or other jurisdiction of	(I.R.S. Employer Identification. No.)
incorporation or organization)

12080 Virginia Blvd, Ashland, KY 41102	(606) 928-1131
(Principal Address of Issuer)	(Issuer's telephone number)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the issuer was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☑ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐	Smaller reporting company	☑

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES☐ NO ☑

Transitional Small Business Disclosure Format (check one): YES ☐ NO ☑

As of August10, 2012 there were 46,553,084 shares of common stock outstanding.

EXPLANATORY NOTE

The purpose of this Amendment No. 1 for TX Holdings Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2010, filed with the Securities and Exchange Commission on 8/10/212 (the “Form 10-Q”), is solely to furnish Exhibit 101 to the Form 10-Q in accordance with Rule 405 of Regulation S-T. Exhibit 101 to this report provides the consolidated financial statements and related notes from the Form 10-Q formatted in XBRL (eXtensible Business Reporting Language).

No other changes have been made to the Form 10-Q. This Amendment No. 1 to the Form 10-Q speaks as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update in any way disclosures made in the original Form 10-Q.

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

TX HOLDINGS INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended June 30, 2012

	Preferred				Additional
	Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at 9/30/10			53,041,897	$ 10,558,437	$1,379,409	$ (14,447,602)	$(2,509,756)

Common stock
issued for professional
services			230,000	8,050			8,050

Net Loss						(101,376)	(101,376)

Balance at 9/30/11			53,271,897	$ 10,566,487	$1,379,409	$ (14,548,978)	$(2,603,082)

Accounting for
warrants issued
to an officer and
the Board					27,040		27,040

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

OVERVIEW OF BUSINESS CONT’D

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

REVENUE RECOGNITION

The Company recognizes revenue from sales at the time the products are shipped and the customers are invoiced. The Company extends unsecured credit to its customers for amounts invoiced. Invoices are due on terms ranging from Due upon Receipt to a net 30 day basis depending on each customer’s credit history and business volume. On some sales, shipping and handling costs are billed to the customers. The Company expenses shipping and handling costs as incurred which are included in cost of sales on the statements of operations.

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

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES CONT’D

GOING CONCERN CONSIDERATIONS CONT’D

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

TX HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS CON’TD

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

Dated:September 4, 2012

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury ------------------------- William “Buck” Shrewsbury: September 4, 2012	Chairman of the Board of Directors and Chief Executive Officer
/s/ Richard (Rick) Novack ------------------------- Richard (Rick) Novack September 4, 2012	President and Director

/s/ Jose Fuentes ------------------------- Jose Fuentes September 4, 2012	Chief Financial Officer
/s/ Bobby G. Fellers ------------------------- Bobby G. Fellers September 4, 2012	Director
/s/Martin Lipper ------------------------- Martin Lipper September 4,2012	Director