Form 10-K
period 2012-09-30
TX Holdings, Inc.
filed 2013-02-08
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ Annual report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended September 30, 2012

☐ Transition report pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from __________________ to __________________.

Commission File No. 0-32335

TX HOLDINGS, INC. (formerly R Wireless, Inc.)
(Name of small business issuer in its charter)

Georgia	58-2558702
(State or Other Jurisdiction Of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12080 Virginia Blvd.
Ashland, Kentucky. 41102
(Address of Principal)

(606) 929-5655
(Registrant’s Telephone Number, Including Area Code)

Securities Registered Under Section 12(b) of the Act:

None

Securities Registered Under Section 12(g) of the Act:

Common Stock, No Par Value
(Title of class)

Check whether the issuer is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐

Check whether the issuer is not required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. ☐ Yes
No ☒

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for past 90 days. Yes ☒ No ☐

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (paragraph 229.405 of this chapter) contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the issuer is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer”, “accelerated filer”, and “smaller reporting company” in rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☐  Accelerated Filer ☐  Non-Accelerated Filer ☐   Smaller Reporting Company ☒

The Registrant had revenues for the fiscal year ended September 30, 2012 of $2,322,525.

Indicate by check mark whether the registered is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☐ No ☒

The aggregate market value of the Common Stock held by non-affiliates, based on the average closing bid and asked price of the Common Stock on January 31, 2013 was $1,017,294

There are approximately 36,331,918 shares of common voting stock of the Registrant held by non-affiliates. On January 31, 2013 the average bid and asked price was $0.028

As of February 4, 2013 there were 48,053,084 shares of common stock outstanding.

Forward-Looking Statements and Cautionary Words

Included in this report are forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. All statements, other than statements of historical facts, included in this Form 10-K which address activities, events or developments which we expect or anticipate will or may occur in the future are forward-looking statements.  These forward-looking statements are only predictions and involve known and unknown risks, uncertainties including the risks in the section entitled “Risk Factors” which may cause the actual results, performance or achievements of the Company to be materially different from any future results, performance, or achievements expressed or implied by such forward-looking statements. Such forward-looking statements speak only as of the date of this Form 10-K or the amendment thereto in which they appear, as the case may be. The Company expressly disclaims any obligation or undertaking to release publicly any updates or revisions to any forward-looking statements contained herein to reflect any change in the Company’s expectations with regard thereto or any change in events, conditions or circumstances on which any such statement is based or to reflect the occurrence of unanticipated events except as required by law.  All statements, other than statements of historical fact included in this annual report, regarding our strategy, future operations, financial position, estimated revenues and losses, projected costs, prospects, plans and objectives of management are forward-looking statements. When used in this annual report, the words “could,” “believe,” “anticipate,” “intend,” expect,” “estimate,”  “may,” “will”  “continue,” “predict,” “potential,” “project” and similar expressions are intended to identify forward-looking statements, although not all forward-looking statements contain such identifying words. In particular, the factors discussed below and elsewhere in this annual report could affect our actual results and cause our actual results to differ materially from expectations, estimates, or assumptions expressed in, forecasted in, or implied in such forward-looking statements.

Forward-looking statements may include statements about our:

● business strategy;

● estimated quantities of oil and natural gas reserves;

● technology;

● financial strategy;

● oil and natural gas realized prices;

● timing and amount of future production of oil and natural gas;

● the amount, nature and timing of capital expenditures;

● drilling of wells;

● competition and government regulations;

● marketing of oil and natural gas;

● exploitation or property acquisitions;

● costs of exploiting and developing our properties and conducting other operations;

● general economic and business conditions;

● cash flow and anticipated liquidity;

● uncertainty regarding our future operating results; and

● plans, objectives, expectations and intentions contained in this annual report that are not historical.

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

As used in this Annual Report, the terms “we”, “us”, and “our” mean TX Holdings, Inc.

CAUTIONARY NOTE TO U.S. INVESTORS

THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION PERMITS OIL AND GAS COMPANIES, IN THEIR FILINGS WITH THE SEC, TO DISCLOSE ONLY PROVED RESERVES THAT A COMPANY HAS DEMONSTRATED BY ACTUAL PRODUCTION OR CONCLUSIVE FORMATION TESTS TO BE ECONOMICALLY AND LEGALLY PRODUCIBLE UNDER EXISTING ECONOMIC AND OPERATING CONDITIONS. WE USE CERTAIN TERMS HEREIN, SUCH AS “PROBABLE”, “POSSIBLE”, “RECOVERABLE”, AND “RISKED,” AMONG OTHERS, THAT THE SEC’S GUIDELINES STRICTLY PROHIBIT US FROM INCLUDING IN FILINGS WITH THE SEC.  READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE ADDITIONAL FACTORS WHICH MAY AFFECT OUR BUSINESS.

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2012

 PART I

ITEM 1 - DESCRIPTION OF BUSINESS

Overview of Business

TX Holdings, Inc. (“TX Holdings” or the “Company”), formerly named R Wireless, Inc. (“RWLS”) and HOM Corporation (“HOM”), is a Georgia corporation incorporated on May 4, 2000. In December 2004 the Company began to structure itself into an oil and gas exploration and production company. The Company acquired oil and gas leases and began development of a plan for oil and gas producing operations in April 2006.

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

The Company continues to be actively engaged pursuing crude oil and natural gas opportunities. In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. (“Masada).The Parks lease covered 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%.On January 28, 2011, the company purchased from Masada Oil the remaining 25% working interest and thereby increasing the Company working interest on the Parks lease to 100%. In addition to the 25% working interest, the Company purchased 2 acres of land and a 1,400 square foot storage building on the property. In consideration for the purchase, the Company paid $10,400 cash, relinquished an 8.5% working interest on the Contract Area 1 (non-producing ) lease with a book Value of $0 and, assumed a $17,000 liability previously owed by the 25% prior lease owner.  The Company also adjusted the ARO by $27,969 for the release of the liability for Contract Area 1 and the increase in the liability for the Parks lease.

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

After the recent business expansion into wholesale and retail mining supplies, the Company has generated enough revenue to no longer be considered a development stage Company.  To enter into the retail and wholesale of mining supplies, TX Holdings signed contracts with agents which will procure sales on behalf of the Company and earn a commission based on the gross profit generated by the sales.

History and Corporate Structure

TX Holdings formerly acted as a holding company whose operations were conducted through two wholly-owned operating subsidiaries, Direct Lending Inc. and Homes By Owners, Inc. The Company ceased its former operations in September 2004.  In December 2004, as a result of the Company’s research, the Company announced that it would pursue acquisition of producing oil and gas properties operations in the oil and gas industry. In connection with this decision, the Company effected its name change to “TX Holdings, Inc.” on September 1, 2005. October 1, 2004 was the beginning day for the first quarter of the determination to pursue operations in the oil and gas industry. The CUSIP number changed to 873 11R 101 as of September 6, 2005, and the trading symbol changed to TXHG as of September 19, 2005.

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

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC (“Hewitt”), a company owned by Douglas C. Hewitt, a Director of TX Holdings, Inc. at the time of the transaction.  The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a 6 month period. Mr. Hewitt resigned as a director on July, 27, 2007 The Company and Mr. Hewitt mutually agreed to terminate the Strategic Alliance Agreement and to negotiate the participation in individual projects. The Company initiated litigation against Mr. Hewitt as to the extent of the Company’s performance and entitlement under the new agreement executed in August of 2007. On May 10, 2012, the Company reached an agreement regarding the on-going litigation whereby all interest in the Perth lease was relinquished.

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

On December 1, 2007, Mark Neuhaus resigned as Chairman of the Board, Director and CEO of the Company.  On December 24, 2007 the Board accepted Mr. Neuhaus’ resignation and canceled the 1,000 preferred shares of stock held by Mr. Neuhaus, in exchange for 10,715,789 common shares. The Board determined that it was in the best interest of the Company to remove Mr. Neuhaus from voting control of the Company.

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against Mark Neuhaus (prior CEO), Michael Cederstrom (Prior CFO), Dexter & Dexter, Hewitt Energy and Doug Hewitt for alleged services and reimbursed expenses paid by the Company. The claim stipulated that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation in the form of the convertible promissory note for reimbursement of expenses. .

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

Recent Developments

On December 10, 2011 the Board of directors approved the expansion of the Company’s business to include retail and wholesale mining supplies. In support of the mining supplies business, TX Holdings signed contracts with agents which will procure sales on behalf of the Company and earn a commission based on the gross profit generated by the sales. TX Holdings’ Chairman, William Shrewsbury, has committed to finance the new business expansion with his personal loan, up to the amount of $1,062,000. The new venture financing was secured by a lien on the Company’s assets.

Background for Oil and Gas and Retail and Wholesale Mining Supplies Business Activities

Oil & Gas
Since August 2005 oil prices have exceeded $31 per barrel. On January 31, 2013 the closing price for a barrel of oil was $97.54.  At these prices, secondary recovery, or the recovery accomplished by injecting gas or water into a reservoir to replace produced fluids and thus maintain or increase the reservoir pressure is financially viable. The current corporate direction is to acquire through purchase, merger and option, fields with proven reserves and excellent development prospects. Concurrently, the Company is exploring options for the acquisition of operational expertise and equipment.

This strategy is contingent upon the Company’s ability to obtain sufficient capital to fund the high start up costs of testing, analyzing, acquiring capital equipment and lease acquisition.

Retail and Wholesale Mining Supplies
The Coal mining industry where we sell our products is highly competitive and government regulated. There are approximately 700 coal producers in the United States with a limited number of large producers accounting for approximately 40% of the total US coal production.

Principal Products or Services and Markets

Oil & Gas
The principal markets for our crude oil and natural gas are expected to be refining companies, pipeline companies, utility companies and private industry end users. The point of delivery of our crude oil is at tank batteries located at or near well sites on the leases. We believe that our customers will be in the industries discussed above.

Retail and Wholesale Mining Supplies
Our sales of mining supplies are sold primarily through our agents and to a limited extent directly to our customers. Our agents sell our mining supplies to resellers as well as directly to the mines. Our customer base is primarily small coal companies located in Ohio, Pennsylvania, Kentucky and West Virginia.

Distribution Methods of Products or Services

Oil & Gas
During the Company’s ownership of the Oil and Gas leases, crude oil was stored in tanks at well sites located on our leases, until the purchaser took delivery of the crude oil by tanker truck. On May, 2008, TX Holdings entered into a contract for the sale of its crude with BML, Inc. The contract with BML ended upon sale of the leases.

Retail and Wholesale Mining Supplies
The Company uses a combination of commercial trucks and Company’s owned truck in delivering our mining supplies, directly to the mines. Delivery costs are normally borne by the purchaser with most sales shipped to our major customer base located in the four States area.

Competitive Business Conditions

Oil & Gas
Our oil and gas exploration activities in Texas were undertaken in a highly competitive and speculative business environment. In seeking any other suitable oil and gas properties for acquisition, we will be competing with a number of other companies located in Texas and elsewhere, including large oil and gas companies and other independent operators, most with greater financial resources.

Although, our management generally does not foresee difficulties in procuring logging of wells, cementing and well treatment services in the area of new operations, several factors, including increased competition in the area, may limit the availability of logging equipment, cementing and well treatment services. If such an event occurs, it will have a significant adverse impact on the profitability of new operations.

The prices of our products are controlled by the world oil market; thus, competitive pricing behavior in this regard is considered unlikely; however, competition in the oil and gas exploration industry exists in the form of competition to acquire the most promising acreage blocks and obtaining the most favorable prices for completion of wells and drilling costs.

Retail and Wholesale Mining Supplies
The U.S. Coal industry is highly competitive, with numerous producers in all the coal producing regions. The Company’s competition comes primarily from a combination of large and small suppliers who sell their products directly and through resellers. The Company’s competitive advantage arises from its ability to secure reliable sources of mining supplies, competitive pricing, prompt delivery and exceptional customer service and support.

Dependence on One or a Few Major Customers

Oil & Gas
On future Oil and Gas ventures, the Company may be dependent on local purchasers of hydrocarbons to purchase our products in the areas where our properties may be located. We do not anticipate that the loss of one or more of a primary purchaser will have a substantial adverse impact on future potential sales and on our ability to operate profitably.

Retail and Wholesale Mining Supplies
Our customer base is composed of large and small mining companies with the top five customers accounting for 58% of our revenue in 2012. The Company continues to strive to increment the customer base and reduce the reliance in a limited number of customers.

Patents, Trademarks, Licenses, Franchises, Concessions, Royalty Agreements or Labor Contracts

Oil & Gas
Royalty agreements relating to oil and gas production are fairly standardized in the industry. However, the percentage and amount of royalties paid by producers vary from lease to lease.

Retail and Wholesale Mining Supplies
Not Applicable

Governmental Approval and Regulation

Oil & Gas
The production and sale of oil and gas are subject to regulation by federal, state and local authorities. None of the products that we expect to offer require governmental approval, although permits are required for the drilling of oil and gas wells. Additionally, testing of well integrity is required on a routine basis.

When and if we begin to sell natural gas we will be affected by intrastate and interstate gas transportation regulation. Beginning in 1985, the Federal Energy Regulatory Commission (“FERC”), which sets the rates and charges for the transportation and sale of natural gas, adopted regulatory changes that have significantly altered the transportation and marketing of natural gas. The stated purpose of FERC’s changes is to promote competition among the various sectors of the natural gas industry. In 1995, FERC implemented regulations generally grandfathering all previously approved interstate transportation rates and establishing an indexing system for those rates by which adjustments are made annually based on the rate of inflation, subject to certain conditions and limitations. These regulations may tend to increase the cost of transporting oil and natural gas by pipeline. Every five years, FERC will examine the relationship between the change in the applicable index and the actual cost changes experienced by the industry. We are not able to predict with certainty what effect, if any, these regulations will have on us.

Texas law requires that we obtain state permits for the drilling of oil and gas wells and to post a bond with the Texas Railroad Commission (the “RRC”) to ensure that each well is reclaimed and properly plugged when it is abandoned. The reclamation bond amount is $50,000 for up to ninety-nine wells. The Company has arranged a cash deposit in the amount of $50,000 to meet the requirements for the bond.

The state and regulatory burden on the oil and natural gas industry generally increases the cost of doing business and affects profitability. While we believe we are presently in compliance with all applicable federal, state and local laws, rules and regulations, continued compliance (or failure to comply) and future legislation may have an adverse impact on our present and contemplated business operations. Because such federal and state regulation are amended or reinterpreted frequently, we are unable to predict with certainty the future cost or impact of complying with these laws.

Retail and Wholesale Mining Supplies
The coal mining industry is subject to extensive regulations by federal, state and local authorities primarily in the areas of discharging materials into the environment, health and safety, blasting operations and complying with air and water quality standards.

Future legislation may continue to emphasize the protection of the environment and health and safety. The impact of future legislation could have a negative impact on the mining industry, the extent of which cannot be predicted.

Research and Development

During 2012 and 2011 we did not incur any research and development expenditures.

Intellectual Property

None.

Environmental Compliance

We are subject to various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), which affect our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

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

CERCLA, also known as “Superfund,” imposes liability for response costs and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” or “operator” of a disposal site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs required cleaning up sites at which these wastes have been disposed.

Until recently, The Company leased properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

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

The Resource Conservation and Recovery Act (“RCRA”) is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements and liability for failure to meet such requirements on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, would increase the volume of hazardous waste we are required to manage and dispose of and would cause us to incur increased operating expenses.

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

The Clean Water Act and comparable state statutes provide for civil, criminal and administrative penalties for unauthorized discharges for oil and other pollutants and impose liability on parties responsible for those discharges for the costs of cleaning up any environmental damage caused by the release and for natural resource damages resulting from the release. We believe that our operations complied in all material respects with the requirements of the Clean Water Act and state statutes enacted to control water pollution.

Our operations were also subject to laws and regulations requiring removal and cleanup of environmental damages under certain circumstances. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose us to liability for the conduct of operations or conditions caused by others, or for acts which may have been in compliance with all applicable laws at the time such acts were performed. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on our operations.

In addition, our proposed operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations. We have an Emergency Action and Environmental Response Policy Program in place. This program details the appropriate response to any emergency that management believes to be possible in our area of operations. We believe we are presently in compliance with all applicable federal and state environmental laws, rules and regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on our present and contemplated business operations.

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

Insurance

Our Oil and Gas operations were subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. The Company did not maintain insurance coverage. Losses could arise from uninsured risks. The Company has purchased insurance to address potential liabilities associated with the distribution of mining supplies.

Company Employees and Other Workers

On September 30, 2012, the Company had four employees. On December 24, 2007, William Shrewsbury was appointed Chairman of the Board of Director. Jose Fuentes was promoted to the Chief Financial Position on May 12, 2008 after the resignation of the interim Chief Financial Officer, Michael Cederstrom. On June 11, 2009 Richard “Rick” Novack was appointed to the Board of Directors and elected President. In the second half of 2012 a delivery position was filled; other specialized functions are provided as necessary through the engagement of independent consulting contractors.

Item 1A, Risk Factors

Risk Factors Relating to the Company’s Business

Due to the competitiveness of the oil and gas industry, the lack of acquisitions and uncertainty of future negotiations, and the nature of the Company’s business, it encounters many risk factors. Each of these factors, as well as matters set forth elsewhere in this Form 10-K, could adversely affect the business, operating results and financial condition of the Company.

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

General Risks Related To Our Business

Brief Operating History - No Assurance of Profitability

The Company has a brief operating history. Although we commenced operations in 1997, prior businesses have been sold or discontinued and original management has been replaced as previous operations have not been profitable. The Wi-Fi business contemplated subsequent to the acquisition of a controlling interest in the Company by MA&N did not materialize. As of December 1, 2012 the Company has continued operating losses. The Company has encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these may continue. There is no assurance that the Company’s business ventures will be successful or that the Company will be able to produce and acquire sufficient productive wells or develop a profitable wholesale and retail mining supplies business to meet its goals. The Company anticipates that its operating expenses will increase if and as its business expands, and it will need to generate revenues sufficient to meet all of its expenses to achieve profitability.

The Company Has A History Of Operating Losses And Cannot Guarantee Profitable Operations In The Future. Any Failure On Our Part To Achieve Profitability May Cause To Reduce Or Eventually Cease Operations.

We reported a net loss of $499,501 for the twelve months ending September 30, 2012 and a net loss of $101,376 for the twelve months ending September 30, 2011. At September 30, 2012 and 2011 respectively, we reported accumulated deficits of $15,048,479 and $14,548,978. Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as the large capital requirements necessary for the acquisition of additional oil and gas producing properties.

We may also require additional financing to fund ongoing operations, as our current sales and revenue growth are insufficient to meet our operating costs.  In the past the Company has been able to raise capital from its stockholders/officers through stock-based compensation and advances. The Company estimates that it will take from 12 to 24 months to achieve profitability.  Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

Competition Could Negatively Affect Revenues

The proposed Oil and Gas business of the Company is highly competitive. Additional competitors may also enter the market and future competition may intensify. Most of these competitors have substantially greater financial resources than the Company, and they may be able to accept more financial risk than the Company feels is prudent.

The Company is competing with several large and small mining suppliers. The Company’s ability to successfully maintain and grow the customer base is totally dependent on having a competitive pricing strategy, available products when needed and, ensuring customer satisfaction; failure to meet any of the three requirements could negatively impact future Company’s profitability.

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

Our ability to acquire additional prospects and to find and develop reserves in the future will depend on our ability to obtain financing and to evaluate and select suitable properties and to consummate transactions in a highly competitive environment. In addition, there is substantial competition for capital available for investment in the oil and natural gas industry. Our inability to compete successfully in these areas could have a material adverse effect on our future business, financial condition or results of operations.

In March 2008, TX Holdings began receiving its first revenue from the production of oil and gas. The Company’s revenues could be affected by a substantial or extended increase or decline in oil and natural gas prices. The price received for future oil and natural gas production will heavily influence our revenue, profitability, access to capital and rate of growth. Oil and natural gas are commodities and their prices are subject to wide fluctuations in response to relatively minor changes in supply and demand. Historically, the markets for oil and natural gas have been volatile and currently oil and natural gas prices are significantly above historic levels. These markets will likely continue to be volatile in the future and current record prices for oil and natural gas may decline in the future. The prices we may receive for any future production, and the levels of this production, depend on numerous factors beyond our control. These factors include the following:

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

Drilling for and producing oil and natural gas are high risk activities with many uncertainties that could substantially increase our costs and reduce future profitability.

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

Oil and Gas Operations Involve Many Physical Hazards

Natural hazards, such as excessive underground pressures, may cause costly and dangerous blowouts or make further operations on a particular well financially or physically impractical. Similarly, the testing and completion of oil and gas wells involves a high degree of risk arising from operational failures, such as blowouts, fires, pollution, collapsed casing, loss of equipment and numerous other mechanical and technical problems. Any of these hazards may result in substantial losses to us or liabilities to third parties. These could include claims for bodily injuries, reservoir damage, loss of reserves, environmental damage and other damages to people or property. Any successful claim against us would probably require us to spend large amounts on legal fees and any successful claim may make us liable for substantial damages. The Company did not carry insurance to cover any of these risks.

Our Dependence On Outside Equipment and Service Providers May Hurt Our Profitability

 We will need to obtain logging equipment and cementing and well treatment services in the area of future operations. Several factors, including increased competition in the area, may limit their availability. Longer waits and higher prices for equipment and services may reduce our profitability.

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

We May Incur Losses As A Result Of Title Deficiencies

We purchase working and revenue interests in the oil and natural gas leasehold interests upon which we will perform our exploration activities from third parties or directly from the mineral fee owners. The existence of a material title deficiency can render a lease worthless and can adversely affect our results of operations and financial condition. Title insurance covering mineral leaseholds is not generally available and often we forego the expense of retaining lawyers to examine the title to the mineral interest to be placed under lease or already placed under lease until the drilling block is assembled and ready to be drilled. As is customary in our industry, we rely upon the judgment of oil and natural gas lease brokers or independent land men who perform field work in examining records in the appropriate governmental offices and abstract facilities before attempting to acquire or place under lease a specific mineral interest. Where, despite our efforts, title deficiencies exist, we risk loss of some or all of our interest in the affected properties or possible economic adjustment where we may have overpaid or underpaid one or more economic interest owners.

Limited Access to Qualified Personnel

To be effective, the Company needs persons with the skills necessary to conduct the proposed oil and gas business. The Company is continually trying to attract and retain qualified personnel to conduct the proposed oil and gas business. The Company has lacked the resources to train personnel, so it needs to find persons with the required experience, understanding, ability and effectiveness. The Company’s financial position has made this difficult and the inability to attract and retain appropriate personnel may have a materially adverse effect upon the Company and its operations.

Legal and Regulatory Risk

Laws and regulations, including securities laws and regulations, applicable to the Company’s business and operations are extensive and complex. As a start up business with limited personnel and funding, the Company has taken actions without being able to fully ascertain their legal effect and potential conflict with applicable law and regulations. The Company believes that this situation often pertains to minimally-funded new businesses which are in a financial position similar to that of the Company. As a result, actions taken by the Company could subject it to regulatory review and challenge, and involve it in legal or administrative proceedings, that could have a material adverse affect on the Company.

Our Board of Directors Has No Independent Directors and We Have Not Instituted Corporate Governance Policies or Procedures

Our Board of Directors has no director who may be considered independent. Further, we do not have an audit committee, a nominating committee, or any other corporate governance committee. Thus, our shareholders do not have the benefits or protections associated with corporate governance controls and other corporate oversight mechanisms overseen by independent directors.

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

The Issuance of Shares Upon Exercise of Outstanding Warrants May Cause Immediate and Substantial Dilution Of Our Existing Shareholders

The issuance of shares upon exercise of warrants may result in substantial dilution to the interests of other shareholders. In addition, such shares would increase the number of shares in the “public float” and could depress the market price for our Common Stock.

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

Our Common Stock Is Subject To Penny Stock Rules Which Limit the Market For Our Common Stock

The Securities and Exchange Commission has adopted Rule 15g-9 which establishes the definition of a “penny stock,” for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:

o	that a broker or dealer approve a person’s account for transactions in penny stocks; and

o	that broker or dealer receives from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person’s account for transactions in penny stocks, the broker or dealer must:

o	obtain financial information and investment experience objectives of the person; and

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

Generally, brokers may be less willing to execute transactions in securities subject to the “penny stock” rules. This may make it more difficult for investors to dispose of our Common Stock and cause a decline in the market value of our stock.

Concentration of Share Ownership Gives Insiders Control

Our current management owns a significant amount of the common stock, giving them influence or control in corporate transactions and other matters, and their interests could differ from those of other stockholders. The aggregate percentage of Company stock owned by current directors and executive officers as well as warrants held by management is 24.7%.

Possibility That No Public Market or Only a Limited Public Market Will Be Established for the Common Stock of TX Holdings

In or about March 2007, NASD Regulation, Inc. cleared a broker’s request for an un-priced quotation on the OTC Bulletin Board for TX Holdings’. Sales from inception have been sporadic and have ranged from $.03 to $1.05 a share. See MARKET FOR COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

ITEM 2 - DESCRIPTION OF PROPERTY

 The Company’s headquarters are located at 12080 Virginia Blvd. Ashland, Kentucky 41102. Our telephone number is (606) 929-5655. Management believes that our current property will be sufficient for its current and immediately foreseeable administrative needs.  The Company owns approximately two acres of land and a storage building that were used to satisfy its Oil and Gas operational needs. The Company currently seeks additional oil and gas leases for operational purposes, which is an essential part of operations of any oil and gas production company.

We are an oil and gas exploration and production company that uses the history of old fields, geophysical exploration and development techniques to identify oil and gas wells that are now considered to be economical feasible based on the current and predicted future price of oil and gas. It is the Company’s current plan to re-enter old wells in a confined area and then utilize water flood techniques to produce the wells. Water flood techniques work well on shallow wells to push the oil to the producing wells to facilitate recovery.

Lease and Royalty Terms-Parks Lease

On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000.This lease included 320 acres in which we had a 100% working interest. The land owners of this lease owned a 12.5% royalty interest in the production. The Company purchased this lease from Masada Oil and Gas. There were 22 wells on this lease with 10 wells capable of producing 2 to 3 bbls per-day. Production for the fiscal year ended September 30, 2011 was reduced as a result of continued well workover. The lease provided that the Company was limited to production from 1,000 feet and above.

Oil and Gas Reserve Analyses

The leases acquired by the Company had not been developed in a way that allowed our Petroleum Engineers to assign estimated net proved oil and gas reserves and the present value of estimated cash flows from those reserves. The Company had no proved reserves on the leases owned.

Item 3 Legal Proceedings

Management is currently aware of no pending, past or present litigation involving the Company which management believes could have a material adverse effect on the Company.

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against several defendants for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation or reimbursement of expenses. On May 10, 2012, The Company reached a settlement agreement with Mark Neuhaus, M A &N, Nicole Bloom Neuhaus, Hewitt Energy and Doug Hewitt. Pursuant to the settlement agreement, Mark Neuhaus returned to the Company 6,718,813 shares previously issued to him and the convertible promissory note previously issued to him in the amount of $1,199,886 plus accrued interest along with any other liability owed to him, was cancelled. In return, the company paid $100,000 cash. The Company continues to litigate the claim against two remaining defendants; at a court hearing held on February 2, 2011, the court determined that the State of Utah will be the venue where the claim will be adjudicated.

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

	Closing Prices ($)
Quarter Ended	High	Low

September 30, 2012	0.10	0.03
June, 30, 2012	0.10	0.03
March, 31, 2012	0.12	0.04
December 31, 2011	0.06	0.02

September 30, 2011	0.04	0.02
June, 30, 2011	0.04	0.02
March, 31, 2011	0.05	0.02
December 31, 2010	0.06	0.02

As of September 30, 2012 there were approximately 786 holders of record of our common stock.

The ability of an individual shareholder to trade his or her shares in a particular state may be subject to various rules and regulations of that state. A number of states require that an issuer’s securities be registered in their state or appropriately exempted from registration before the securities are permitted to trade in that state. The Company has no present plans to register its securities in any particular state, although it may take action that will allow it to receive appropriate exemption.

The shares of TX Holdings’ common stock are subject to the provisions of Section 15(g) and Rule 15g-9 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), commonly referred to as the “penny stock” rule. The Commission generally defines penny stock to be any equity security that has a market price less than $5.00 per share, subject to specified exceptions. Section 15(g) sets forth requirements for transactions in penny stocks and Rule 15g-9(d)(1) incorporates the definition of penny stock as that used in Rule 3a51-1 of the Exchange Act. Rule 3a51-1 provides that any equity security is considered to be a penny stock unless that security is registered and traded on a national securities exchange meeting specified criteria set by the Commission; authorized for quotation on The NASDAQ Stock Market; issued by a registered investment company; excluded from the definition on the basis of price (at least $5.00 per share) or the issuer’s net tangible assets; or exempted from the definition by the Commission. As a result, trading in TX Holdings’ common stock is subject to additional sales practice requirements on broker-dealers who sell penny stocks to persons other than established customers and accredited investors, generally persons with assets in excess of $1,000,000 or annual income exceeding $200,000, or $300,000 together with their spouse.

For transactions covered by these rules, broker-dealers must make a special suitability determination for the purchase of such securities and must have received the purchaser’s written consent to the transaction prior to the purchase. Additionally, for any transaction involving a penny stock, unless exempt, the rules require the delivery, prior to the first transaction, of a risk disclosure document relating to the penny stock market. A broker-dealer also must disclose the commissions payable to both the broker-dealer and the registered representative, and current quotations for the securities. Finally, monthly statements must be sent disclosing recent price information for the penny stocks held in the account and information on the limited market in penny stocks. Consequently, these rules may restrict the ability of broker-dealers to trade and/or maintain a market in TX Holdings’ common stock and may affect the ability of shareholders to sell their shares.

Dividends

We have never declared or paid any cash dividends on our common stock. We currently intend to retain future earnings, if any, to finance the expansion of our business. As a result, we do not anticipate paying any cash dividends in the foreseeable future.

Holders

As of September 30, 2012 and 2011, TX Holdings has issued and outstanding 46,553,084 and 53,271,897 shares of common stock respectively.

Of the total 46,553,084 shares outstanding as of September 30, 2012, 16,529,563 shares were deemed “restricted securities,” as defined by the Securities Act of 1933 (the “Act”) when issued to their registered owner and continues to have their restricted status noted on the books of Company’s transfer agent. Certificates representing such shares bear an appropriate restrictive legend and their sale is subject to Rule 144 under the Act.

In general, under Rule 144 as currently in effect, a person (or persons whose shares are aggregated) who has beneficially owned restricted shares of the Company for at least six months, is entitled to sell, within any three-month period, an amount of shares that does not exceed the greater of (i) the average weekly trading volume in the Company’s common stock, as reported through the automated quotation system of a registered securities association, during the four calendar weeks preceding such sale or (ii) 1% of the shares then outstanding. A person who is not deemed to be an “affiliate” of the Company (as the term “affiliate” is defined in the Act), and has not been an affiliate for the most recent three months, and who has held restricted shares for at least two years would be entitled to sell such shares without regard to the resale limitations of Rule 144.

Recent Sales of Unregistered Securities

In June 2011, the Company issued 230,000 shares of common stock for services valued at $8,050

In May, 2012, 6,718,813 shares of outstanding common stock were returned to the Company as part of the litigation settlement with Mark Neuhaus, the prior CEO.

Share Repurchases

None.

Item 7 Management’s Discussion and Analysis or Plan of Operations

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

The Company has never earned a profit, and has incurred an accumulated deficit of $15,048,479 as of September 30, 2012. As of September 30, 2006, the Company had raised $1,240,000 in equity. The Company has used these funds to purchase or place deposits on three oil and gas fields to begin its operations as an oil and gas exploration and production company. As of September 30, 2012 the Company has completed divesting all three low producing previously owned oil gas fields and has concentrated in searching to identify and purchase new oil and gas fields that may offer potential higher economic production levels. In December 2011, the Company entered into the wholesale retailing mining supply business. Since entering the mining supply business in December 2011, the Company was able to generate in excess of 2 million dollars in revenue. If the Company is successful in incrementing the mining supply business it is estimated that it will take approximately one year to reach profit levels to sufficiently capitalize the Company on an ongoing basis. During this initial ramp up period, the Company believes it will need to raise additional funds to meet general administrative expenses. The Company may seek both debt and equity financing. The Company’s success is dependent on if and how quickly it can grow the mining supply business and, how successful it can be in identifying and acquiring potentially profitable new oil and gas fields. There is no certainty that the Company can achieve profitable levels in the mining supply business or that it will be able to raise additional capital through any means.

Results of Operations

Year Ended September 30, 2012 Compared With Year Ended September 30, 2011

Revenues from Operations- Revenues for the year ended September 30, 2012 and September 30, 2011 were $2,322,525 and $23,784 respectively. In December 2011, the Company entered into the wholesale, retail mining supply business. Having divested the previously owned Oil and Gas fields, the increase in revenue is attributable to the mining supply business. In addition to growing the mining supply business, the Company will continue to devote its efforts to research prospective leases and business combinations and secure financing.

Expenses from Continuing Operations - The Company incurred operating expenses of $918,230 for the fiscal year ended September 30, 2012; an increase of $645,713 compared to $272,517 for the fiscal year ended September 30, 2011. The operating expense increase were the result primarily due to higher legal expenses of $ $189,313 in connection with a recent legal settlement, higher well shut-down expenses of $75,957 associated with the release of previously owned leases and, expense increases attributed to the new mining supply business in the following expense categories: Commission expense, $228,828; compensation of $95,816; Rentals, $23,240; Insurance, $11,797; Stock based compensation, $18,990 and travel expenses, $13,444.

Net Loss - For the fiscal year ended September 30, 2012 the Company incurred a net loss of $499,501 compared to a net loss of $101,376 for the fiscal year ended September 30, 2011, a loss increase of $398,125.  The major reasons for the Company having a higher net loss during the fiscal year ended September 30, 2012 can be attributed to the higher expenses from operations ($645,713)  partially offset by the gross profit ($476,195) generated by the new mining supply business. A gain on extinguishment of debt recorded in 2011 of $276,637 compared to a gain on extinguishment of debt of $62,719 recorded in 2012 accounts for an additional $213,918 negative variance.

Net Operating Loss Carry forward for Tax Purposes

The Company has tax net operating loss carry forwards totaling approximately $7,500,000, expiring in 2018 through 2032.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets can ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company.

Liquidity

At September 30, 2012 the Company had a cash balance of $3,135.  As of September 30, 2011 the Company had a cash balance of $3,019. Property and equipment, net was $55,797 as of September 30, 2012 compared to $133,714 as of September 30, 2011. The decrease in Property and equipment is the direct result of the Company divestiture of the previously low income producing oil and gas leases. The investment in the oil and gas fields had caused the Company a liquidity crisis. The Company has been able to borrow money from William Shrewsbury primarily to resolve the Company’s liquidity needs.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of a business strategy that produced significant revenues. On December 2011, the Company entered in the wholesale, retail mining supply business. Mr. Shrewsbury has also provided the company with a secured short term loan of $1,062,000, an additional short term loan of $289,997 as well as advances in the amount of $307,082. As of September 30, 2012, the Company has a recorded liability of $425,743 to Jose Fuentes as payment for service.

During the 2007 fiscal year Mark Neuhaus caused the Company to issue him a note for $1,199,886 for advances he made on behalf of the Company and which the Company disputes. This disputed obligation is set forth in a convertible promissory note which pays interest at 8% per annum effective September 28, 2007. The conversion price for common stock is twenty-eight cents per share. The note is for two years and provides that it may be converted at any time during that period. As a result of a favorable legal settlement reached in May, 2012, the Company has reversed the note and is no longer liable for the note or any accrued interest.

Based on current expectations, the Company will need to find additional sources of financing to meet our general corporate needs as well as any large capital requirements necessary for the acquisition of additional oil and gas producing properties.

In the past the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances.  The Company will require the officers of the Company to continue to defer their compensation or receive stock-based compensation. The Company may also need to borrow or raise sufficient equity capitalization to meet its current obligations if the new mining supply business does not generate enough capital.

Item 8 Financial Statements and Supplementary Data

The Company’s balance sheets as of September 30, 2012 and, 2011 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein in response to Part F/S of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.

FINANCIAL STATEMENTS - TABLE OF CONTENTS
For the Years Ended September 30, 2012 and 2011

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TX Holdings, Inc.

We have audited the accompanying balance sheets of TX Holdings, Inc. (the “Company”) as of September 30, 2012 and 2011 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. as of September 30, 2012 and 2011, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant recurring losses from operations since inception and has a working capital deficiency, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
February 4, 2013

TX Holdings, Inc.
BALANCE SHEETS
September 30, 2012

	September 30,	September 30,
	2012	2011
ASSETS

Current assets:
Cash and cash equivalents	$3,135	$3,019
Accounts receivable	200,275	–
Inventory	771,977	–
Commission advances	56,375	–
Note receivable-current	10,000	–
Other current assets	43,771	–
Total current assets	1,085,533	3,019

Unproved oil and gas properties-successful efforts, net	–	75,064
Property and equipment, net	55,797	58,650
Note receivable, less current portion	30,000	–
Other	50,200	50,000

Total Assets	$1,221,530	$186,733

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable to a stockholder	$1,351,997	$289,997
Accrued liabilities	788,185	1,014,476
Accounts payable	279,655	91,747
Advances from stockholders/officers	307,082	170,697
Convertible debt to stockholder/former officer	–	1,199,886
Total current liabilities	2,726,919	2,766,803

Asset retirement obligation	5,000	23,012
Total Liabilities	2,731,919	2,789,815

Commitments and contingencies (Notes 8 and 11)

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 46,553,084 and 53,271,897 shares issued and outstanding at September 30, 2012 and September 30, 2011, respectively	9,233,810	10,566,487
Additional paid-in capital	4,304,280	1,379,409
Accumulated deficit	(15,048,479)	(14,548,978)
Total stockholders’ deficit	(1,510,389)	(2,603,082)

Total Liabilities and Stockholders’ Deficit	$1,221,530	$186,733

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2012 and 2011

	September 30,	September 30,
	2012	2011

Revenue	$2,322,525	$23,784

Cost of goods sold	1,846,330	–

Gross profit	476,195	23,784

Operating expenses, except items shown separately below	434,320	188,161
Commission expense	228,828	–
Professional fees	216,201	21,887
Impairment expense	–	50,000
Stock-based compensation	27,040	8,050
Depreciation expense	11,841	4,419
Total operating expenses	918,230	272,517

Loss from operations	(442,035)	(248,733)

Other income and (expense):
Loss on disposal of oil and gas properties	(12,064)	–
Gain on extinguishment of debt	62,719	276,637
Other income	7,506	–
Interest expense	(115,627)	(129,280)

Total other income and (expenses), net	(57,466)	147,357

Net loss	$(499,501)	$(101,376)

Net loss per common share Basic loss per common share	$(0.01)	$-

Weighted average of common shares outstanding- Basic and Diluted	50,639,594	53,115,623

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT
For the Years Ended September 30, 2012 and 2011

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at
September 30, 2010	–	–	53,041,897	$10,558,437	$1,379,409	$(14,447,602)	$(2,509,756)

Common stock issued for professional services	–	–	230,000	8,050	–	–	8,050

Net Loss	–	–	–	–	–	(101,376)	(101,376)

Balance at
September 30, 2011	–	–	53,271,897	$10,566,487	$1,379,409	$(14,548,978)	$(2,603,082)

Accounting for warrants issued to an officer and the Board					27,040		27,040

Legal settlement against prior CEO and shareholder			(6,718,813)	(1,332,677)	2,897,831		1,565,154

Net loss						(499,501)	(499,501)

Balance at
September 30, 2012	–	–	46,553,084	$9,233,810	$4,304,280	$(15,048,479)	$(1,510,389)

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2012 and 2011

	September 30,	September 30,
	2012	2011
Cash flows used by operating activities:
Net loss	$(499,501)	$(101,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Impairment of unproved oil and gas properties	–	50,000
Depreciation expense	11,841	4,419
Common stock issued for services		8,050
Gain on extinguishment of debt	(62,719)	(276,637)
Fair value of warrants issued to an officer and the Board	27,040	–
Loss on sale of fixed assets	12,064	–
Rent expense	18,000	–
Changes in operating assets and liabilities:
Commission advances	(81,375)	–
Finished goods inventory	(771,977)	–
Other current assets	(43,971)	–
Accounts receivable	(200,275)	–
Accrued liabilities	200,601	237,550
Accounts payable	268,449	(44,135)
Net cash used in operating activities	(1,121,823)	(122,129)

Cash flows used in investing activities:
Proceeds received on sale of assets	40,000	–
Purchase of delivery equipment	(19,000)	–
Net cash provided by investing activities	21,000	–

Cash flows provided by financing activities:
Proceeds from stockholder/officer advances	1,259,939	119,300
Payment for settlement of debt	(71,250)
Purchase of treasury stock	(28,750)	–
Payments on stockholder/officer advances	(59,000)	–
Net cash provided by financing activities	1,100,939	119,300

Increase (Decrease) in cash and cash equivalents	116	(2,829)
Cash and cash equivalents at beginning of year	3,019	5,848

Cash and cash equivalents at end of year	$3,135	$3,019

The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

HISTORICAL BUSINESS ACTIVITIES

TX Holdings, Inc. (formerly R Wireless, Inc. and HOM Corporation) (the “Company”), incorporated May 4, 2000 in the State of Georgia, is an oil and gas exploration and production company.

CURRENT BUSINESS ACTIVITIES

In addition to expanding the wholesale, retail mining supply business which the Company entered in December 2011, Management seeks to continue to acquire producing oil and gas properties in and around Texas. The acquisition of these properties will define the operational holdings of the Company. Management has defined a number of criteria for acquisition which include:

●	Wells should be currently producing
●	Production should be broadly distributed across lease
●	Lease should show a 24 month payback (or better)
●	Wells should show upside potential (proved undeveloped reserves of approximately 20%)

These criteria were developed in an effort to mitigate risk for TX Holdings, Inc. and its investors.

On April 30, 2012, The Company issued a revolving promissory note to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $1,062,000. The amount of the note represents the new cash infusion by Mr. Shrewsbury to provide to the Company the anticipated capital required to enter into the mining supply business. For the nine months since entering the mining supply business, the Company has not generated enough cash to cover operating expenses. The Company plans to continue to use a combination of debt, and equity financing to fund operations. Currently, management cannot provide any assurance regarding the expansion of the mining supply business or the successful development of any future acquired oil and gas fields, the completion of additional acquisitions or the continued ability to raise funds, however it is using its best efforts to acquire additional fields and finance the operations.

DEVELOPMENT STAGE COMPANY
The Company ceased its former operations as of September 30, 2004. During the first quarter for 2005 beginning on October 1, 2004, the Company commenced researching of different alternatives for the future development of the Company. In December 2004, as a result of the Company’s research, the Company announced that it would pursue operations in the oil and gas industry. October 1, 2004 was the beginning day for the first quarter of the determination to pursue operations in the oil and gas industry. Therefore October 1, 2004 was identified as the beginning of the developmental stage. After the recent business expansion into wholesale and retail mining supplies, the Company has generated enough revenue to no longer be considered a development Company.

GOING CONCERN CONSIDERATIONS

The Company, with its prior subsidiaries, has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing advantageous business opportunities. Management currently believes that its best opportunities lie in the oil and gas industry and the wholesale and retail of mining supplies. The Company’s total liabilities exceed its total assets and the Company’s liquidity has depended on raising new capital. TX Holdings’ Chairman, William Shrewsbury, has committed to finance the new business expansion with his personal loan, up to the amount of $1,062,000. The new venture financing will be secured by a lien on the Company’s assets.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates continuing operations and realization of assets and liquidation of liabilities in the ordinary course of business.  The Company’s ability to continue as a going concern is dependent upon its ability to raise sufficient capital and to implement a successful business plan to generate profits sufficient to become financially viable. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy cost should the Company be unable to continue as a going concern.

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

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificate of deposits and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2012, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe is exposed to any significant credit risks from these excess deposits.

ACCOUNTS RECEIVABLE AND PROVISION FOR BAD DEBTS

The Company practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was zero for the years ended September 30, 2012 and 2011.

INVENTORY

The Company’s inventory consists of mine and rail inventory. There were no transit items at September 30, 2012. Inventory is stated at the lower of cost (first-in, first-out) or market.

UNPROVED OIL AND GAS PROPERTIES

The Company uses the successful efforts method of accounting for oil and gas producing activities. Under this method, acquisition costs for proved and unproved properties are capitalized when incurred. Exploration costs, including geological and geophysical costs, the costs of carrying and retaining unproved properties and exploratory dry hole drilling costs, are expensed. Development costs, including the costs to drill and equip development wells and successful exploratory drilling costs to locate proved reserves are capitalized. Exploratory drilling costs are capitalized when incurred pending the determination of whether a well has found proved reserves. A determination of whether a well has found proved reserves is made shortly after drilling is completed. The determination is based on a process that relies on interpretations of available geologic, geophysics, and engineering data. If a well is determined to be successful, the capitalized drilling costs will be reclassified as part of the cost of the well. If a well is determined to

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-continued

UNPROVED OIL AND GAS PROPERTIES-continued

be unsuccessful, the capitalized drilling costs will be charged to expense in the period the determination is made. If an exploratory well requires a major capital expenditure before production can begin, the cost of drilling the exploratory well will continue to be carried as an asset pending determination of whether proved reserves have been found only as long as: i) the well has found a sufficient quantity of reserves to justify its completion as a producing well if the required capital expenditure is made and ii) drilling of the additional exploratory wells is under way or firmly planned for the near future. If drilling in the area is not under way or firmly planned, or if the well has not found a commercially producible quantity of reserves, the exploratory well is assumed to be impaired, and its costs are charged to expense.

In the absence of a determination as to whether the reserves that have been found can be classified as proved, the costs of drilling such an exploratory well is not carried as an asset for more than one year following completion of drilling. If, after that year has passed, a determination that proved reserves exist cannot be made, the well is assumed to be impaired, and its costs are charged to expense. Its costs can, however, continue to be capitalized if sufficient quantities of reserves are discovered in the well to justify its completion as a producing well and sufficient progress is made in assessing the reserves and the well’s economic and operating feasibility.

The impairment of unamortized capital costs is measured at a lease level and is reduced to fair value if it is determined that the sum of expected future net cash flows is less than the net book value. TX Holdings determines if impairment has occurred through either adverse changes or as a result of the annual review of all fields.

Development costs of proved oil and gas properties, including estimated dismantlement, restoration and abandonment costs and acquisition costs, are depreciated and depleted on a field basis by the units-of-production method using proved developed and proved reserves, respectively. The costs of unproved oil and gas properties are generally combined and impaired over a period that is based on the average holding period for such properties and the Company’s experience of successful drilling.

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

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES AND ACTIVITIES-Continued

ASSET RETIREMENT OBLIGATION-Continued

 For the years ended September 30, 2012 and 2011, the changes in the Company’s asset retirement obligations are as follows.

	2012	2011
Balance at beginning of year	$23,012	$50,981

Costs incurred during year	–	–

Changes in estimate	(18,012)	(32,627)

Accretion	–	4,658

Balance at end of year	$5,000	$23,012

REVENUE RECOGNITION

The Company recognizes revenue from direct sales of our products to our customers, including shipping fees. When title passes to the customer which usually occurs upon shipment or delivery, depending upon the terms of the sales order, when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. The Company expenses shipping and handling costs as incurred which are included in cost of sales on the statements of operations.

Currently, the Company has limited revenue from oil and gas operations. Revenue from oil and gas operations is recognized upon delivery of the oil and gas to the purchaser of the oil and gas.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the stock options granted.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES AND ACTIVITIES-Continued

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At September 30, 2012, the Company has outstanding 1,350,000 warrants which were not included in the twelve months ended September 30, 2012 calculation of diluted net loss per share since their inclusion would be anti-dilutive.

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

In assessing the deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred tax assets will be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during periods in which temporary differences become deductible. Management considers the reversal of any deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. Valuation allowances are established, when necessary, to reduce deferred tax assets to the amount expected to be realized.

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2012. The book value of those financial instruments that are classified as current approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

TX HOLDINGS, INC.

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

	2012	2011

Warrants issued as compensation	1,350,000	–

Total	1,350,000	–

RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2011 and through February 4, 2013. There were several new accounting pronouncements issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2012 and 2011:
	2012	2011

Property and equipment	$75,608	$66,620
Less accumulated depreciation, depletion and amortization	(19,811)	(7,970)

	$55,797	$58,650

Depreciation expense of $11,841 and $4,419 were recognized during the years ended September 30, 2012 and 2011, respectively. At September 30, 2011, the Company had no proven oil and gas properties and, accordingly, there was no amortization of oil and gas properties recorded during the year then ended.

Included in unproved oil and gas  properties in 2011, is $352,560 of 2007 additions that were  acquired  in  exchange  for  shares of the  Company’s common  stock that the Company’s  former  Chief  Executive  Officer who is a major stockholder of the Company advised he transferred on behalf of the Company. This amount is included as of September 30, 2011 in convertible debt to stockholder/former officer. On September 30, 2011 an impairment amount of the total for this property of $352,560 was recorded reducing the recorded property value to zero. As part of the May 2012 legal settlement agreement between the Company and several defendants, the Company relinquished all rights to this lease.

On January 28, 2011 TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease which the Company owned a 75% working interest. As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company relinquished the remaining 8.5% working interest which it held in the Contract Area 1 lease, pay the sum of $10,000 and, assumes the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000.  The Company received a down payment of $40,000 and a note for the balance of $40,000. The Note is secured by future Park’s lease production.

NOTE 3 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO STOCKHOLDER/FORMER OFFICER

A note payable to a stockholder of $289,997 as of September 30, 2011 is the principal due on advances from William Shrewsbury.  The note bears interest at 10% per year and due on demand. On June 15, 2007, the Company issued William Shrewsbury 333,333 shares of common stock at a market price of $0.77 per share for a total consideration of $256,666.  The proceeds were issued for a $100,000 reduction of a $270,000 loan owed to Mr. Shrewsbury and the remaining $156,666 treated as interest expense. During February 2009, the Company and Mr. Shrewsbury agreed to add $119,997 to shareholder advances to the outstanding note payable.

Mark Neuhaus, the former Chairman of the Board of  Directors  and former  Chief  Executive Officer of the  Company  caused the Company in September 2007 to  issue to him a convertible  promissory  note in the  amount  of  $1,199,886  bearing interest  at 8% per annum and due and payable  within two years for  payments in cash and  common  stock made on behalf of the  Company  through  that date.  The conversion  price was $0.28 per common  share (the market  price of the  Company’s common  stock on the date of the note) which will  automatically  convert on the two-year  anniversary  of the  note if not  paid in  full  by the  Company.  The conversion price is subject to adjustments for anti-dilution. The Company disputed that the note was not supported by consideration or that it was properly authorized under Georgia law.

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against Mark Neuhaus (prior CEO), Michael Cederstrom (Prior CFO), Dexter & Dexter, Hewitt Energy and Doug Hewitt for alleged services and reimbursed expenses paid by the Company. The claim stipulates that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation in the form of the convertible promissory note for reimbursement of expenses.

TX HOLDINGS, INC. NOTES TO FINANCIAL STATEMENTS

NOTE 3 - NOTES PAYABLE TO A STOCKHOLDER AND CONVERTIBLE DEBT TO STOCKHOLDER/ FORMER OFFICER-continued

In the latter half of 2011, the Company retained new legal counsel to represent the Company on current litigation against the defendants listed above. The firm of Kluger, Kaplan, Silverman, Katzen & Levine, P.L. represented TX Holdings in Miami Florida and the firm of Winder & Counsel continues to represent the Company in Salt Lake City, Utah.

On May 18, 2012, The Company reached a settlement agreement with Mark Neuhaus, M A &N, Nicole Bloom Neuhaus, Hewitt Energy and Doug Hewitt. Pursuant to the settlement agreement, Mark Neuhaus returned to the Company 6,718,813 shares previously issued to him and the convertible promissory note previously issued to him in the amount of $1,199,886 plus accrued interest along with any other liability owed to him was cancelled. In return, the Company paid $100,000 cash (Note 8)

On April 30, 2012 TX Holdings, Inc. issued for value received a Revolving Promissory Demand Note to Mr. Shrewsbury, the Company’s Chairman and CEO for the amount of $1,062, 000. The note earns a 5% interest per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. The new  financing is secured by a lien on the Company’s assets.

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

The Company has identified potential retirement obligations related to the Parks Lease, Williams Lease and Contract Area1 lease. These retirement obligations are determined based on estimated costs to comply with abandonment regulations established by the Texas Railroad Commission and the State of Texas. Management has estimated the cost in today’s dollars, to comply with these regulations. The asset retirement obligation is $5,000 and $23,012 at September 30, 2012 and 2011, respectively.

NOTE 5 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2012 and 2011:

	2012	2011

Deferred tax assets:
Net operating losses	$2,305,000	$2,144,000
Accrued expenses	257,000	257,000
Valuation allowance	(2,562,000)	(2,401,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - INCOME TAXES-Continued

Net operating losses after December 12, 2002 through September 30, 2012 were approximately $6,300,000.  The Company has total net operating losses available to the Company to offset future taxable income of approximately $7,500,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

	2012		2011
	Amount	Percent	Amount	Percent
Benefits for income tax at federal statutory rate	$170,000	34%	$3,515	34%

Change in valuation allowance	(161,000)	(32)	(815)	(29)
Non-deductible stock-based compensation	(9,000)	(2)	(2,700)	(5)

	$-	-%	$-	-%

The Company has tax net operating loss carry forwards totaling approximately $7,500,000, expiring in 2018 through 2032.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 6 - SEGMENT INFORMATION

As of September 30, 2011, the Company’s only operating segment was in oil and gas operations. On January 2012, the Company entered in the wholesale and retail mine supplies business. On May 10, 2012 the Company divested all of its operations in the oil and gas business; however, the Company continues to be actively engaged pursuing crude oil and natural gas opportunities and looks to remain involved in the oil and gas Business.

Results of Operations segregated by segment

	September 30,	September 30,
	2012	2011
Revenues to unafilliated customers:
Mining	$2,306,134	$-
Oil and Gas	16,391	23,784
	$2,322,525	$23,784

Operating profit or loss:
Mining	$(154,232)	$–
Oil and Gas	(287,803)	(248,733)
	$(442,035)	$(248,733)
Other income (expense), net	(57,466)	147,357
Net loss	$(499,501)	$(101,376)

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - SEGMENT INFORMATION-continued

Total assets, capital expenditure and Depreciation, depletion and amortization by segment

	September 30,	September 30,
	2012	2011
Identifiable assets:
Mining	$1,072,398	$–
Oil and Gas	90,200	125,064
Total segment assets	$1,162,598	$125,064
Total general corporate assets	58,932	61,669
Total Assets	$1,221,530	$186,733

Capital expenditures:
Mining	$19,000	$–
Oil and Gas	–	–
	$19,000	$–
Depreciation, Depletion and amortization:
Mining	$11,841	$–
Oil and Gas	–	4,419
	$11,841	$4,419

NOTE 7 - STOCKHOLDERS’ DEFICIT

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

During the fiscal year 2006, Mr. Neuhaus waived his salary.  However, Mr. Neuhaus obtained a letter from Baron Capital Group, Inc. stating that value of the preferred stock was no greater than $1,018,000. On December 24, 2007, and in connection with Mr. Neuhaus’ resignation, the 1,000 preferred shares were exchanged for 10,715,789 common shares, which exchange assumed that the preferred stock had a value of $1,018,000.  Current management of the Company has not seen documentation establishing that an employment agreement existed between Mr. Neuhaus and the Company; that any such agreement was authorized in accordance with Georgia law or that the preferred stock was duly authorized or validly issued in accordance with law. As part of a legal settlement on May 2012, Mark Neuhaus returned to the Company 6,718,813 of the previously exchanged common shares.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ DEFICIT-Continued

COMMON STOCK

On June 6, 2011, the Company issued 230,000 shares of restricted common stock for services. The services were valued at $8,050 based on the quoted market price of the Company’s stock on the date of issuance.

On May 2012, 6,718,813 common shares were returned to the Company by Mark Neuhaus, the prior CEO, as part of a legal settlement between the company and Mark Neuhaus and several other defendants.

STOCK OPTIONS AND WARRANTS

On September 28, 2007,  warrants to purchase a total of 2,000,000  shares of the Company’s  common  stock at an exercise  price of $0.28 were issued to Michael A Cederstrom (1,000,000 shares) and Jose Fuentes (1,000,000 shares). The warrants were subject to continued employment, expire on  September  30,  2011 and  vest over a two year period  with 1,000,000 shares vesting  September 28, 2008 and 1,000,000  shares  vesting  September 28, 2009. Fair value of $480,000 was calculated using the Black-Scholes Model. Variables used in the Black-Scholes option-pricing model during the year ended September 30, 2007, include (1) 4.75% discount rate, (2) warrant life is the expected remaining life of the options as of each year end, (3) expected volatility of 141.90%, and (4) zero expected dividends. Warrant expense of $120,000 and $190,000 was recorded during the years ended September 30, 2009 and 2008, related to these options. On May, 12, 2008 Michael A. Cederstrom  forefeited  his rights to the warrants upon tendering his resignation. As of the expiration date, the warrants were not exercised.

On September 28, 2007, a convertible promissory note was issued to Mark Neuhaus in the amount of $1,199,886 which bears interest at 8% per year. The note is for a period of two years and contains an automatic conversion at the end of the period.  The Company has the right to pay the note in full at any time prior to the maturity of the note. The total shares to be held for conversion is 4,970,954 shares.  On May, 2012 the promissory note was settled as part of a legal settlement between the Company and Mark Neuhaus and several other defendants.

On December 10, 2011 the Board of Directors approved 500,000 warrants be issued to Jose Fuentes and 200,000 warrants be issued to each of the four Board members. The warrants are convertible to the Company common stock at $0.05 per share and are exercisable for a two year period ending December 30, 2013.

On May 16, 2012 the Board of Directors approved 400,000 warrants to be issued to Tom Chafin, a sales agent. Over a period of four years, Tom will receive every six months, 50,000 warrants convertible to common stock for a total of 400,000 warrants.  The warrants are convertible at $0.10 per share, exercisable upon issuance, and expire two years after date of issuance with the first 50,000 warrants to be issued July 1, 2012. On December 1, 2012 an additional 50,000 warrants were issued to Tom Chafin pursuant to the agreement.

Following is a summary of outstanding stock warrants at September 30, 2012 and 2011 and activity during the years then ended:

	Number of	Exercise	Weighted
	Shares	Price	Average Price
Warrants at September 30, 2010	1,000,000	$0.28	$0.28

Expired	(1,000,000)	0.28	0.28
Warrants at September 30, 2011	0	0	0

New issue	1,350,000	0.05-0.10	0.052

Warrants at September 30, 2012	1,350,000	$0.05-0.10	$0.052

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 - STOCKHOLDERS’ EQUITY-Continued

STOCK OPTIONS AND WARRANTS-continued

A summary of outstanding warrants at September 30, 2012, follows:

Expiration Date	Number of	Exercise	Remaining Life
	Shares	Price	(Years)
December 2013	1,300,000	$0.05	$1.25
July 2014	50,000	0.10	1.75

NOTE 8 – LEGAL PROCEEDINGS

Management is currently aware of no pending, past or present litigation involving the Company which management believes could have a material adverse effect on the Company.

On November 17, 2009 the Company filed a legal claim in the Miami Circuit Court against Mark Neuhaus (prior CEO), Michael Cederstrom (Prior CFO), Dexter & Dexter, Hewitt Energy and Doug Hewitt for alleged services and reimbursed expenses paid by the Company. The claim stipulated that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive compensation in the form of the convertible promissory note for reimbursement of expenses.

During the six months ended March 31, 2012 the Company retained new legal counsel to represent the Company on current litigation against the defendants listed above The firms of Kluger, Kaplan. Silverman, Katzen & Levine, P.L. represented TX Holdings in Miami Florida and, the firm of Winder & Counsel continues to represent the Company in Salt Lake City, Utah.

On May 18, 2012, The Company reached a settlement agreement with Mark Neuhaus, M A &N, Nicole Bloom Neuhaus, Hewitt Energy and Doug Hewitt. Pursuant to the settlement agreement, Mark Neuhaus returned to the Company 6,718,813 shares previously issued to him and the convertible promissory note previously issued to him in the amount of $1,199,886 plus accrued interest along with any other liability owed to him, was cancelled. In return, the company paid $100,000 cash. The returned shares were subsequently canceled.

The Company accounted for the settlement as a “multiple element” transaction consisting of a debt extinguishment element and a stock repurchase element. The $100,000 cash payment was apportioned based on the relative fair value of the debt and repurchased shares. The difference between the cash portion for the debt extinguishment was credited to “additional paid-in capital” pursuant to ASC 470-50-40-2. The difference between the stated value of the repurchased shares and the cash portion paid to repurchase the shares was credited to “additional paid-in capital” pursuant to ASC 505-30-30-9.

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

NOTE 9 – RELATED PARTY TRANSACTIONS

As described in Note 3, Mark Neuhaus caused the Company to issue a convertible promissory note in the amount of $1,199,886 bearing interest at 8% per year and due and payable within two years. The conversion price was $0.28 per common share which will automatically convert on the two-year anniversary of the note if not paid in full by the Company.  Mr. Neuhaus claimed that this convertible promissory note was the result of the consolidation of stockholder advances made by him and entities he controls. The Company filed a legal claim against several defendants (including Mr. Neuhaus) for alleged services and reimbursed expenses paid by the Company. The claim stipulated that the defendants did not perform any services on TX Holdings behalf which would have entitled them to receive payment on the outstanding promissory note.  A favorable legal settlement was reached with Mark Neuhaus which settled the promissory note and all interest accrued.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – RELATED PARTY TRANSACTIONS-Cont’d

On April 30, 2012 TX Holdings, Inc issued for value received a Revolving Promissory Demand Note to Mr. Shrewsbury, the Company’s Chairman and CEO for the amount of $1,062, 000. The note earns a 5% interest per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur.

Included in the financial statements as of September 30, 2012 and 2011 are advances from stockholder/officer of $307,082 and $170,697, respectively.

	2012	2011

Beginning Balance	$170,697	$51,397

Proceeds from Stockholder/Officer advances	1,259,939	119,300
Warehouse rental from officer/stockholder	18,000	–
Reclassification to notes payable, stockholder	(1,062,000)	–
Repayment of stockholder/officer advances	(59,000)	–
Settlement of payable to Mark Neuhaus	(20,554)	–
Ending Balance	$307,082	$170,697

NOTE 10 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non-cash investing and financing activities during the years ended September 30, 2012 and 2011:

	2012	2011

Property and equipment acquired through Exchange of accounts payable	$–	$27,400
Note receivable for sale of oil and gas equipment	$40,000	$–
Increase in notes payable to a stockholder from reclass from advances from stockholder/officer	$1,062,000	$–
Decrease in property and equipment from recognition of asset retirement obligation	$18,012	$–
Increase in property and equipment from recognition of asset retirement obligation	$–	$(27,969)
Purchase of property and equipment through accrued commissions	$25,000	$–
Settlement of notes payable to former stockholder, accrued interest and advances to stockholder charged to equity	$818,724	$–

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Significant Customers

At September 30, 2012, the Company had the following customer concentration.
		Percentage of Accounts
	Percentage of Sales	Receivable, trade
Customer A	23%	11%

Customer B	*	27%

Customer C	*	21%

Customer D	35%	*

*= less than 10%

Lease Commitment

The Company entered on November 19, 2012 into a warehouse lease agreement with William Shrewsbury (Chairman and Chief Executive Officer) and Peggy Shrewsbury. The lease has a twenty three months term expiring on August 31, 2014 and is renewable for an additional two years upon written notice thirty days prior to the end of the lease. The lease amount is $2,000 per month and is payable on the 1st day of each month.

Note 12   -- SUBSEQUENT EVENTS

On November 9, 2012 1,500,000 shares of common stock were issued by the Company as payment for legal fee obligation arising from the May 10, 2012 legal settlement with the prior Company’s CEO and several other co-defendants.

On November 7, 2012 the Company signed a promissory note for a $250,000 loan. The loan is secured by the Company’s inventory and, matures on 11/7/2013. Interest on the loan is payable monthly and is an indexed calculated variable interest rate which is currently 3.250% per annum.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 – SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA

The following tables set forth supplementary disclosures for the Company’s oil and gas producing activities in accordance with ASC 932, Disclosures about Oil and Gas Producing Activities.

Capitalized Costs Relating to Oil and Gas Producing activities

	Year Ended September 30,

	2012	2011
Capitalized Costs:
Oil and Gas Properties	$–	$141,684
Total Capitalized Costs	–	141,684
Less: Accumulated depreciation,depletion,
amortization, and valuation allowance	–	(7,970)
Net Capitalized Costs	$–	$133,714

Costs Incurred in Oil and Gas Property Acquisition, Exploration, and Development Activities:

	Year Ended September 30,

	2012	2011
Cost Incurred:
Acquisition properties	$–	$–
Exploration	–	–
Development	–	17,036
Total Costs Incurred	$–	$17,036

Results of Operations from Oil and Gas Producing Activities:

	Year Ended September 30,

	2012	2011
Revenues from Oil and Gas Producing Activity:	$–	$23,784
Revenue Distribution	–	–
Net Revenue from Producing Activities	–	23,784
Production Costs	–	(27,424)
Exploration Expenses	–	–
Depreciation,depletion, amortization & valuation
allowance	–	(4,419)
Pretax Income from Producing Activities	–	(8,059)
Income tax expenses/estimated loss carry forward
benefit	–	–
Results of Oil and Gas Producing Activities	$–	$(8,059)

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

Note 13 – SUPPLEMENTAL INFORMATION ON OIL AND GAS DATA-Continued

 The results of oil and gas producing activities above does not include the impairment charges of $302,560  and write-off of oil and gas properties of $252,181 for the year ended September 30, 2010 and an impairment loss of $50,000 in 2011 since these properties were not operational.

Item 9 Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

There have been no changes or disagreements with accountants on accounting and financial disclosure.

Item 9A Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company’s Chief Executive Officer and Chief Financial Officer has evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) as of the fiscal period ending September 30, 2012 covered by this Annual Report on Form 10-KSB.  Based upon such evaluation, the Chief Executive Officer and Chief Financial Officer has concluded that, as of the end of such period, the Company’s disclosure controls and procedures were effective as required under Rules 13a-15(e) and 15d-15(e) under the Exchange Act

Management’s Report on Internal Control Over Financial Reporting

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on the internal control criteria set forth in the Internal Control—Integrated framework, management concluded that the Company’s internal control over financial reporting were effective, as of September 30, 2012.

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

Changes in Internal Control Over Financial Reporting

No change in the Company’s internal control over financial reporting occurred during the quarter ended September 30, 2012, that materially affected, or is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Item 9B Other Information

None

PART III

Item 10 Directors, Executive Officers, Promoters and Control Persons and Corporate Governance:

The following table shows the names, ages and positions held by our executive officers, directors and significant employees during the year ended September 30, 2012:

Name	Age	Position

William Shrewsbury	68	Chairman of the Board of Directors/CEO

Richard Novack	54	Director/President

Jose Fuentes	65	Chief Financial Officer

Martin Lipper	78	Director

Bobby S. Fellers	62	Director

Business Experience of Executive Officers and Directors

William “Buck” Shrewsbury, Chairman of the Board/CEO, age 68. Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering. He served as the IT Manager with a large steel mill for 19 years. Mr. Shrewsbury owns his own trucking company as well as being an agent for a major transportation company.

Richard Novack attended the Indiana University of Pennsylvania where he majored in Business Administration. Mr. Novack began his career in finance and subsequently started several business enterprises, including entities in the printing, vending and real estate industries.

Martin Lipper, Director, age 78, is a Korean War Veteran. Mr. Lipper graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics. Mr. Lipper began his career on Wall St. as a securities analyst specializing in bank stock analysis. He Joined the Bank of N.Y. and was the senior bank insurance and finance analyst. Later he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics. Mr. Lipper currently service as Senior Vice President and Research Director of Baron Group U.S.A.

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

Audit Committee

The Company’s Board of Directors has determined that TX Holdings does not currently have a separately-designated standing audit committee established or a committee performing similar functions, nor an audit committee financial expert.

Compliance with Section 16(a)

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and executive officers, and persons who own beneficiary more than ten percent of our common stock, to file reports of ownership and changes of ownership with the Securities and Exchange Commission Based solely upon a review of Forms 3 and 4 (furnished to the Company during the year ended September 30, 2006 and two Forms 5 (no other Forms 5 nor written representations furnished to the Company having been furnished with respect to such year)  each of the current directors failed to file a Form 3 on a timely basis. Mr. Shrewsbury timely filed a Form 5 reporting the failure to file the Form 3 and 9 acquisitions that should have been reported on a Form 4 and which took place in February and March of 2008.  Mr. Lipper  filed a form 5 on November 14, 2008 reflecting his ownership of shares of the common stock of the Company  which should have been reported on a Form 3 including  7 acquisitions that took place in November and September of 2007 prior to his becoming a director and one in March of 2008. Timely filings were made for the period ended September 30, 2012.

Code of Ethics

On February 24, 2004, the Company adopted a Code of Ethics that applies to all officers, directors and employees of the Company. A copy of the Code of Ethics is available in the Company’s website. The Company will provide to any person, without charge, a copy of its code of ethics upon request to:

                  TX Holdings, Inc.
                  12080 Virginia Blvd.
                  Ashland, Kentucky 41102

Item 11 Executive Compensation

The following table sets forth all compensation accrued or  paid in respect of our Chief Executive Officer and those individuals who received compensation in excess of $100,000 per year (collectively, the “Named Executive Officers”) for our last two completed fiscal years:

SUMMARY COMPENSATION TABLE

			Option	All Other
		Salary	Awards	Compensation	Total
Name and Position	Year	($)	($) (1)	($)	($)

William Shrewsbury	2012
Chairman and Executive Officer	2011

Richard Novack	2012	104,000			104,000
Director and President	2011

Jose Fuentes	2012	104,000			104,000
Chief Financial Officer	2011	104,000			104,000

(1)
On December 10, 2011 the Company granted Jose Fuentes warrants for his services, to purchase 500,000 shares of TX Holdings, Inc common stock at an exercise price of $0.05. William Shrewsbury and Richard Novack were also granted warrants to purchase 200,000 shares each of common stock at an exercise price of $0.05. The warrants expire on December 30, 2013. TX Holdings Common Stock price as of September 30, 2012 was $0.05

The preceding table does not include any amounts for non-cash compensation, including personal benefits, paid to any of the foregoing officers during the periods covered herein. [The Company believes that the value of such non-cash benefits and compensation paid during the periods presented did not exceed the lesser of $50,000 or 10% of the annual salary reported for them.]

Equity Compensation Plan Information - Employment Agreements

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

Option Warrant Grants During 2012 and 2011 Fiscal Years

On December 10, 2011 500,000 warrants to purchase  TX Holdings’ common were granted to Jose Fuentes, 200,000 warrants each  were also granted to William Shrewsbury, Richard Novack, Bobby fellers and Martin Lipper. The warrants are exercisable at $0.05 and expire on December 30, 2013.

Aggregated Option Exercises During 2012 Fiscal Year and Fiscal Year-End Option Values

None

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

The following table reflects all outstanding equity award held by the Company’s named executive officers as of September 30, 2012

	Number of Securities Underlying		Value of Unexercised In-the-Money
	Unexercised options at fiscal Year End		Options at Fiscal Year End
	September 30, 2012		September 30, 2012 (1)
			$	$
Name	Exercisable	Unexercisable	Exercisable	Unexercisable

William Shrewsbury	200,000	0	0	0

Richard Novack	200,000	0	0	0

Jose Fuentes	500,000	0	0	0

Note- Warrants are convertible at $0.05. At September 30, 2012 the common stock price was $0.04.

Director’s Compensation

The following table sets forth the Company’s fees and compensation paid or earned by directors for the fiscal years 2012, 2011.

DIRECTOR’S COMPENSATION TABLE

		Fees Earned	Option	All Other
		Paid in Cash	Awards	Compensation	Total
Name and Position	Year	($)	($) (1)	($)	($)

Bobby Fellers	2012	0	0	0	0
	2011	0	0	0	0

Martin Lipper	2012	0	0	0	0
	2011	0	0	0	0

 (1) Based on the closing price of $0.04 at September 30, 2012

On March 28, 2006, the Company entered into an agreement with Bobby Fellers to provide technical support and advice in setting up the oil and gas operations. Mr. Fellers was appointed a director of the company in March 2006. Mr. Fellers was granted warrants to purchase 300,000 shares of TX Holdings Common Stock at an exercise price of $0.30 per share. The warrants expired on March 27, 2010. On December 10, 2012 Mr. Fellers was granted 200,000 warrants exercisable at $0.05 and expiring on December 30, 2013.

On December 12, 2008 Mr. Martin Lipper was appointed director of the Company. On December 10, 2012, Mr. Lipper was granted 200,000 warrants exercisable at $0.05 and expiring on December 30, 2013.

Item 12 Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following table sets forth information, to the best of the Company’s knowledge, as of September 30, 2012 with respect beneficially ownership (as such term is defined in Item 403 of Regulation S-B under the Securities Exchange Act of 1934) of the outstanding TX Holdings common stock by (i) each person to own more than 5%, (ii) each director, each executive officer and (iii) all directors and officers as a group.

		Beneficial Ownership
		Number of	Number of	Total	Percent
Title	Name of Beneficial Owner (1)	Shares (2)	Warrants (3)	Shares	of Class

Chairman/CEO	William Shrewsbury	8,265,000	200,000	8,465,000	18.2

President/Director	Richard Novack	1,170,000	200,000	1,370,000	3.0

CFO	Jose Fuentes	500,000	500,000	1,000,000	2.1

Director	Martin Lipper	286,166	200,000	486,166	1.0

Director	Bobby Fellers	–	200,000	200,000	0.4

All Officers and
Directors as a group		10,221,166	1,300,000	11,521,166	24.7	(4)

(1) Unless otherwise indicated, the Company has been advised that each person above has sole investment and voting power over the shares indicated above. The address of each beneficial owner is c/o TX Holdings, 12080 Virginia Blvd. Ashland Kentucky 41102.

(2) Based upon shares of common stock outstanding as of December 1, 2012,

(3) Based on securities exercisable or convertible into shares of common stock within 60 days of December 1, 2012. Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock that are currently exercisable or exercisable within 60 days of December, 2011 are deemed to be beneficially owned by the person holding such securities for the purpose of computing the percentage of ownership of such person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

(4) Total number of shares and % ownership includes all directors and officers as of December 1, 2012.

No Director, executive officer, affiliate or any owner of record or beneficial owner of more than 5% of any class of voting securities of the Company is a party adverse to the Company or has a material interest adverse to the Company.

Item 13 Certain Relationships and Related Transactions

Particular Transactions

There have been no transactions since the beginning of the last fiscal year, or any currently proposed transaction, between the Company and any officer, director, nominee for election as director, or any shareholder owning more than 5% of the Company’s outstanding shares, or any member of any such individual’s immediate family, as to which the amount involved in the transaction or a series of similar transactions exceeded the lesser of $120,000, or one percent of the average of the company’s total assets at year-end for the last three completed fiscal years except as set forth below:

In November, 2006, the Company entered into agreements to purchase, from Masada Oil and Gas, Inc. a company beneficially owned a 100% by Bobby S. Fellers, two fields for the amount of $221,426. Mr. Fellers is a Member of the Board of Directors of the Company.  Mr. Fellers through his company had retained a 40% working interest in the Contract Area #1 field and a 25% working interest in the Park’s Lease. In January, 2011 the Company purchased the remaining 25% working interest on the Parks lease from Mr. Fellers and as part of the deal returned to Mr. Feller the 8.5% it owned on the Contract Area#1 field.  The Management believes that the agreements were entered at arms length and upon terms that would be common for the industry and location of the fields.

On March 28, 2006 the Company entered into a consulting agreement with Mr. Bobby S. Fellers, a Member of the Company’s Board of Directors, to provide technical support and advice in organizing the Company’s oil and gas operations. On December 10, 2011, Mr. Fellers received warrants to purchase 200,000 shares of the Company’s common stock at an exercise price of $0.05 per share. The warrants expire on December 30, 2013

The law firm of Dexter and Dexter, located in the state of Utah, had previously been engaged by the Company when Mark Neuhaus was the CEO and Chairman of the Board,. The firm was paid $15,000 per month for legal services. Mr. Michael A. Cederstrom, the Company’s former part time interim Chief Financial Officer was a partner with Dexter and Dexter at the time. The services with Dexter and Dexter and Mr. Cederstrom were terminated on May 2, 2008.

As of September 30, 2012, the Company has two outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $1,351,997. The first note of $289,997, bears a 10% interest and is payable on demand.  The second promissory demand note of $1,062,000 earns a 5% interest per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. Mr Shrewsbury also provided the Company with a cash advance of $289,082 which was used for operating expenses.

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

Controlling Persons

The company is not aware of any agreements or understandings by a person or group of persons that could be construed as a controlling person.

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

Item 14 Principal Accounting Fees and Services

The following table sets forth the aggregate fees paid or accrued for professional services rendered by Turner, Stone & Company, L.L.P. for the audit of our annual financial statements for fiscal years 2012 and 2011:

ACCOUNTING FEES AND SERVICES	2012	2011

Audit fees	$32,005	$23,390
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$32,005	$23,390

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

Dated: February 4, 2013

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury	Chairman of the Board of Directors,
William “Buck” Shrewsbury	and Chief Executive Officer
February 4, 2013

/s/Richard Novack	President
Richard Novack
February 4, 2013

/s/Jose Fuentes	Chief Financial Officer
Jose Fuentes
February 4, 2013

/s/Bobby S. Fellers	Director
Bobby S. Fellers
February 4, 2013

/s/ Martin Lipper
Martin Lipper	Director
February 4, 2013

Glossary of Terms

We are engaged in the business of exploring for and producing oil and natural gas. Oil and gas exploration is a specialized industry. Many of the terms used to describe our business are unique to the oil and gas industry. The following glossary clarifies certain of these terms that may be encountered while reading this report:

“Bbl” means one stock tank barrel, of 42 U.S. gallons liquid volume, used herein in reference to crude oil, condensate or natural gas liquids..

“Bcf” means one billion cubic feet, used in this annual report in reference to gaseous hydrocarbons.

“BcfE” means one billion cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

“Farmout” involves an entity’s assignment of all or a part of its interest in or lease of a property in exchange for consideration such as a royalty.

“Gross” oil or gas well or “gross” acre is a well or acre in which we have a working interest.

“MBbl” means one thousand barrels, used in this annual report to refer to crude oil or other liquid hydrocarbons.

“Mcf” means one thousand cubic feet, used in this annual report to refer to gaseous hydrocarbons.

“McfE” means one thousand cubic feet of gas equivalent, determined using the ratio of six thousand cubic feet of gas to one barrel of oil, condensate or gas liquids.

“MMcf” means one million cubic feet, used in this annual report to refer to gaseous hydrocarbons.

“Net” oil and gas wells or “net” acres are determined by multiplying gross wells or acreage by our working interest therein. Unless otherwise specified, all references to wells and acres are gross.

“Oil and gas lease” or “Lease” means an agreement between a mineral owner, the lessor, and a lessee which conveys the right to the lessee to explore for and produce oil and gas from the leased lands. Oil and gas leases usually have a primary term during which the lessee must establish production of oil and or gas. If production is established within the primary term, the term of the lease generally continues in effect so long as production occurs on the lease. Leases generally provide for a royalty to be paid to the lessor from the gross proceeds from the sale of production.

“Prospect” means a location where both geological and economical conditions favor drilling a well.

“Proved oil and gas reserves” are the estimated quantities of crude oil, natural gas and natural gas liquids which geological and engineering data demonstrate with reasonable certainty to be recoverable in future years from known reservoirs under existing economic and operating conditions, i.e. prices and costs as of the date the estimate is made. Prices include consideration of changes in existing prices provided only by contractual arrangements, but not on escalations based upon future conditions. Reservoirs are considered proved if economic recovery by production is supported by either actual production or conclusive formation test. The area of a reservoir considered proved includes (A) that portion delineated by drilling and defined by gas-oil and/or oil-water contacts, if any, and (B) the immediately adjoining portions not yet drilled, but which can reasonably be judged as economically productive on the basis of available geological and engineering data. In the absence of information on fluid contacts the lowest known structural occurrence of hydrocarbons controls the lower proved limit of the reservoir.

“Proved developed oil and gas reserves” are those proved reserves that can be expected to be recovered through existing wells with existing equipment and operating methods. Additional oil and gas reserves expected to be obtained through the application of fluid injection or other improved secondary or tertiary recovery techniques for supplementing the natural forces and mechanisms of primary recovery are included as “proved developed reserves” only after testing by a pilot project or after the operation of an installed recovery program has confirmed through production response that increased recovery will be achieved.

“Proved undeveloped oil and gas reserves” are those proved reserves that are expected to be recovered from new wells on undrilled acreage, or from existing wells where a relatively major expenditure is required. Reserves on undrilled acreage are limited to those drilling units offsetting productive units that are reasonably certain of production when drilled. Proved reserves for other undrilled units are claimed only where it can be demonstrated with reasonable certainty that there is continuity of production from the existing productive formation. Estimates for proved undeveloped reserves attributable to any acreage do not include production for which an application of fluid injection or other improved recovery technique is required or contemplated, unless such techniques have been proved effective by actual tests in the area and in the same reservoir.

“Royalty interest” is a right to oil, gas, or other minerals that are not burdened by the costs to develop or operate the related property.

“Working interest” is an interest in an oil and gas property that is burdened with the costs of development and operation of the property.