Form 10-Q
period 2012-12-31
TX Holdings, Inc.
filed 2013-02-14
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒           QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2012

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

Issuer’s telephone number

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

As of   February 1, 2013 there were 48,053,084 shares of common stock outstanding.

TX Holdings, Inc.
Form 10-Q
For the Quarter Ended December 31, 2012

TX Holdings, Inc.
BALANCE SHEETS
December 31, 2012 and September 30, 2012
	(Unaudited)
	December 31,	September 30,
	2012	2012
ASSETS

Current assets:
Cash and cash equivalents	$16,681	$3,135
Accounts receivable	322,618	200,275
Inventory	1,308,745	771,977
Commission advances	59,158	56,375
Notes receivable-current	10,000	10,000
Other current assets	15,000	43,771
Total current assets	1,732,202	1,085,533

Property and equipment, net	64,496	55,797
Notes receivable, less current portion	30,000	30,000
Other	50,200	50,200

Total Assets	$1,876,898	$1,221,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable to a stockholder	$1,351,997	$1,351,997
Accrued liabilities	845,769	788,185
Accounts payable	670,686	279,655
Advances from stockholders/officers	301,082	307,082
Bank-Line of Credit	240,000	_
Total current liabilities	3,409,534	2,726,919

Asset retirement obligation	5,000	5,000
Total Liabilities	3,414,534	2,731,919

Commitments and contingencies

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 and 46,553,084 shares issued and outstanding at December 31, 2012 and September 30, 2012, respectively	9,293,810	9,233,810
Additional paid-in capital	4,304,280	4,304,280
Accumulated deficit	(15,135,726)	(15,048,479)
Total stockholders’ deficit	(1,537,636)	(1,510,389)

Total Liabilities and Stockholders’ Deficit	$1,876,898	$1,221,530

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For theThree Months ended December 31, 2012 and 2011
	Unaudited
	December 31,	December 31,
	2012	2011

Revenue	$776,246	$111,937

Cost of goods sold	(592,048)	(93,897)

Gross profit	184,198	18,040

Operating expenses, except items shown separately below	133,283	119,266
Commission expense	71,779	–
Professional fees	29,222	56,429
Loss on settlement of accounts payable	10,116	–
Depreciation expense	4,445	1,148
Total operating expenses	248,845	176,843

Loss from operations	(64,647)	(158,803)

Other income and (expense):
Gain on disposal of fixed assets	500	–
Other income	–	3,638
Interest expense	(23,100)	(32,574)

Total other income and (expense), net	(22,600)	(28,936)

Net loss	$(87,247)	$(187,739)

Basic and diluted loss per common share	$–	$–

Weighted average of common shares outstanding-
Basic and Diluted	47,417,214	52,271,897

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)
For the Three Months Ended December 31, 2012

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2012	–	–	46,553,084	$9,233,810	$4,304,280	$(15,048,479)	$(1,510,389)

Common stock issued for professional service			1,500,000	60,000			60,000

Net loss						(87,247)	(87,247)

Balance at December 31, 2012
	–	–	48,053,084	$9,293,810	$4,304,280	$(15,135,726)	$(1,537,636)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2012 and 2011
	Unaudited
	December 31,	December 31,
	2012	2011
Cash flows used by operating activities:
Net loss	$(87,247)	$(187,739)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	4,445	1,148
Loss on settlement of accounts payable	10,116	–
Gain on sale of equipment	(500)	–

Changes in operating assets and liabilities:
Commission advances	(2,783)	–
Finished goods inventory	(536,768)	(13,224)
Other current assets	28,771	(179,730)
Accounts receivable	(122,343)	(88,246)
Accrued liabilities	57,584	68,514
Accounts payable	440,915	10,001
Stockholder advances for operations	6,000	–
Net cash used in operating activities	(201,810)	(389,276)

Cash flows used in investing activities:
Purchase of equipment	(13,144)	–
Proceeds received on sale of equipment	500	–
Net cash used in investing activities	(12,644)	–

Cash flows provided by financing activities:
Proceeds from line of credit	240,000	–
Proceeds from stockholder/officer advances	30,000	477,000
Payments of stockholders advances	(42,000)	–
Net cash used in financing activities	228,000	477,000

Increase in cash and cash equivalents	13,546	87,724
Cash and cash equivalents at beginning of period	3,135	3,019

Cash and cash equivalents at end of period	$16,681	$90,743

Non-cash investing and financing activities:
Accounts payable exchanged for common stock	$49,884	$–

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

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2012 Annual Report. The results of operations for interim periods are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2013.

CAUTIONARY NOTE TO U.S. INVESTORS

THE UNITED STATES SECURITIES AND EXCHANGE COMMISSION PERMITS OIL AND GAS COMPANIES, IN THEIR FILINGS WITH THE SEC, TO DISCLOSE ONLY PROVED RESERVES THAT A COMPANY HAS DEMONSTRATED BY ACTUAL PRODUCTION OR CONCLUSIVE FORMATION TESTS TO BE ECONOMICALLY AND LEGALLY PRODUCIBLE UNDER EXISTING ECONOMIC AND OPERATING CONDITIONS. WE USE CERTAIN TERMS HEREIN, SUCH AS “PROBABLE”, “POSSIBLE”, “RECOVERABLE”,AND “RISKED,” AMONG OTHERS, THAT THE SEC’S GUIDELINES STRICTLY PROHIBIT US FROM INCLUDING IN FILINGS WITH THE SEC. READERS ARE URGED TO CAREFULLY REVIEW AND CONSIDER THE VARIOUS DISCLOSURES MADE BY US WHICH ATTEMPT TO ADVISE INTERESTED PARTIES OF THE ADDITIONAL FACTORS WHICH MAY AFFECT OUR BUSINESS

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

The Company continues to be actively engaged in the development of crude oil and natural gas. In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. (“Masada).The Parks lease covers 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%. The land owners of this lease have a 12.5% royalty interest in the production. TX Holdings was the lease operator of the lease and the lease has 22 wells which may be capable of minimal production rates. (2 to3 bbls- per-day). On January 28, 2011, the company purchased from Masada Oil the remaining 25% working interest and thereby increasing the Company working interest on the Parks lease to 100%. In addition to the 25% working interest, the Company purchased 2 acres of land and a 1,400 square foot storage building on the property. In consideration for the purchase, the Company paid $10,400 cash, relinquished an 8.5% working interest on the Contract Area 1 (non-producing ) lease with a book Value of $0 and, assumed a $17,000 liability previously owed by the 25% prior lease owner.  The Company also adjusted the ARO by $27,969 for the release of the liability for Contract Area 1 and the increase in the liability for the Parks lease.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND CRITICAL ACCOUNTING POLICIES- CONT’D

OVERVIEW OF BUSINESS-CONT’D

On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000.  The Company received a down payment of $40,000 and a note for the balance of $40,000. The Note is secured by future Park’s lease production.

The Company had an estimated 8% working interest on the Perth lease which was under litigation. On May 18, 2012, the Company reached an agreement regarding the on-going litigation whereby all interest in the Perth lease was relinquished. The Perth lease was fully impaired at September 30, 2011.

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

GOING CONCERN CONSIDERATIONS

The Company has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing advantageous business opportunities. Management currently believes that its best opportunities lie in the oil and gas industry and the wholesale and retail sale of mining supplies. The Company’s total liabilities exceed its total assets and the Company’s liquidity has depended on raising new capital. TX Holdings’ Chairman, William Shrewsbury, has committed to finance the new business expansion with his personal loan, up to the amount of $1,062,000. The new venture financing will be secured by a lien on the Company’s assets.

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

NOTE 2 – STOCKHOLDERS’ EQUITY

In May 2012, 6,718,813 shares of the Company’s common stock were returned to the Company as part of a legal settlement. See Note 3.

On November 9, 2012 1,500,000 shares of common stock were issued by the Company as payment for legal fee obligation arising from the May 18, 2012 legal settlement with the prior Company’s CEO and several other co-defendants. The Company recognized a loss on settlement of accounts payable of $10,116.

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At December 31, 2012, the Company has outstanding 1,350,000 warrants which were not included in the three months ended December 31, 2012 calculation of diluted net loss per share since their inclusion would be anti-dilutive.

On May 16, 2012 the Board of Directors approved 400,000 warrants to be issued to Tom Chafin, a sales agent. Over a period of four years, Tom will receive every six months, 50,000 warrants convertible to common stock for a total of 400,000 warrants.  The warrants are convertible at $0.10 per share, exercisable upon issuance, and expire two years after date of issuance with the first 50,000 warrants to be issued July 1, 2012. On January 1, 2013 an additional 50,000 warrants were issued to Tom Chafin pursuant to the agreement.

NOTE 3 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of December 31, 2012, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand. Interest has been accrued on the notes payables at a rate of 10%.

Included in the financial statements at December 31, 2012 are advances from stockholder/officer of $301,082.

In the three months ended December 31, 2012 interest expense of $23,100, in the accompanying statement of operations, relates to the promissory notes.

TX HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS-CONT’D

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

During the first half of calendar 2012, the Company retained new legal counsel to represent the Company on current  litigation against  the defendants listed above. The firm of Kluger, Kaplan, Silverman, Katzen & Levine, P.L. represented TX Holdings in Miami Florida and the firm of Winder & Counsel continues to represent the Company in Salt Lake City, Utah.

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

TX HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 4 – NOTES PAYABLE TO THIRD PARTY

On November 7, 2012 the Company signed a promissory note for a $250,000 loan. The loan is secured by the Company’s inventory and, matures on 11/7/2013. Interest on the loan is payable monthly and is an indexed calculated variable interest rate which is currently 3.250% per annum.

NOTE 5 – SEGMENT INFORMATION

	Unaudited December 31, 2012	Unaudited December 31, 2011
Revenues to unafilliated customers:
Mining	$776,246	$103,042
Oil and Gas	–	8,895
	$776,246	$111,937

Operating profit or loss:
Mining	$(64,647)	$(121,361)
Oil and Gas	–	(37,442)
	$(64,647)	$(158,803)
Other income (expense), net	(22,600)	(28,936)
Net loss	$(87,247)	$(187,739)

TX HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION-CONT’D

	Unaudited December 31, 2012	September 30, 2012
Identifiable assets:
Mining	$1,718,665	$1,072,398
Oil and Gas	90,200	90,200
Total segment assets	$1,808,865	$1,162,598
Total general corporate assets	83,033	58,932
Total Assets	$1,876,898	$1,221,530

	Unaudited December 31, 2012	Unaudited December 31, 2011
Capital expenditures:
Mining	$13,144	$–
Oil and Gas	–	–
	$13,144	$–

Depreciation, Depletion and amortization:
Mining	$4,445	$–
Oil and Gas	–	1,148
	$4,445	$1,148

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

The Company’s success is dependent on if and, how quickly it can grow the new venture to become a positive contributor. The Company plans to use all revenues for general corporate purposes as well as future acquisitions of new oil and gas properties. There is no certainty that the Company can be successful in the new venture. TX Chairman and CEO, William Shrewsbury, has committed to advance capital in the amount of $1,062,000.

RESULTS OF OPERATIONS

THREE MONTHS ENDED DECEMBER 31, 2012 COMPARED TO THREE MONTHS ENDED DECEMBER 31, 2011

REVENUES FROM OPERATIONS

Revenues for the three months ended December 31, 2012 and 2011 were $776,246 and $111,937 respectively. On December, 2011, the Company entered into a new business venture as a retailer and wholesaler of mining supplies. The $664,309 increase in revenue from the same period the prior year is attributed to the mining supplies business.

EXPENSES

During the quarter ended December 31, 2012 the Company incurred cost of goods sold in the amount of $592,048. as compared with cost of goods sold of $93,897 for the quarter ended December 31, 2011. The increase in cost of goods sold resulted from higher sales of retail and wholesale mining products during the quarter ended December 31, 2012. Operating expenses for the three months ended December 31, 2012 were $248,845 as compared to $176,843 for the three months ended December 31, 2011 an increase of $72,002. The increase in Operating expenses resulted primarily from higher commission expense ($72k) and higher contract labor ($22k), partially offset by lower legal fees ($17k).

NET INCOME/LOSS

For the quarter December 31, 2012, the Company had a Net Loss of $87,247 representing a favorable variance of $100,492 when compared to a Net Loss of $187,739 for the quarter ended December 31, 2011. The favorable variance in the current quarter resulted primarily from higher gross profit generated by higher sales of mining supplies, over the same period the prior year.

LIQUIDITY

At December 31, 2012 the Company had a cash balance of $16,681. As of September 30, 2012 the Company had a cash balance of $3,135. Property and equipment was $64,496 as of December 31, 2012 compared to $55,797 as of September 30, 2012.  The Company has been able to borrow money from William Shrewsbury primarily to resolve the Company’s liquidity needs. The Company is currently generating greater revenue beginning in the first quarter of 2012 from the sales of mining products, associated with the new venture the Company entered during December 2012. The Company expectations are that the higher sales of mining products will be sufficient to meet all of the Company’s liquidity needs.

As a result of the new venture the Company entered during December 2011, the Company currently requires operating capital of approximately $50,000 per month to meet current obligations. The Company is optimistic that the revenue increase generated by the new venture will enable the Company to meet its current obligations. In the past, the Company has been able to raise capital from its shareholders/officers through stock-based compensation and advances. The Company’s primary challenge is to generate higher revenue from the new venture.

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

During the first half of calendar 2012, the Company retained new legal counsel to represent the Company on current litigation against the defendants listed above The firms of Kluger, Kaplan. Silverman, Katzen & Levine, P.L. represented TX Holdings in Miami Florida and, the firm of Winder & Counsel continues to represent the Company in Salt Lake City, Utah.

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

ITEM 3 QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

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

Management, under the supervision of the Company’s Chief Executive Officer and Chief Financial Officer, conducted an evaluation of the effectiveness of internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on that evaluation, management concluded that the Company’s internal control over financial reporting were effective as of December 31, 2012 under the criteria set forth in the Internal Control—Integrated Framework. The determination was made based on improvement to the control environment resulting from enhanced segregation of duties by adding new staff and overall improvement of control processes.  The Company will continue to review and implement control processes to mitigate the control weaknesses that are present in a small Company with very few employees.

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

During the first half of calendar 2012, the Company retained new  legal counsel to represent the Company on current litigation against  the defendants listed above. The firms of Kluger, Kaplan. Silverman, Katzen & Levine, P.L.  represented TX Holdings in Miami Florida and, the firm of  Winder & Counsel continues to represent the Company in Salt Lake City, Utah.

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

ITEM 1A  RISK FACTORS

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

Dated: February 11, 2013

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.

/s/ William “Buck” Shrewsbury	Chairman of the Board of Directors and
William “Buck” Shrewsbury:	Chief Executive Officer
February 11, 2013

/s/ Richard (Rick) Novack	President and Director
Richard (Rick) Novack
February 11, 2013

/s/ Jose Fuentes	Chief Financial Officer
Jose Fuentes
February 11, 2013

/s/ Bobby G. Fellers	Director
Bobby G. Fellers
February 11, 2013

/s/ Martin Lipper	Director
Martin Lipper
February 11, 2013