Form 10-Q
period 2013-03-31
TX Holdings, Inc.
filed 2013-05-03
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2013

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-32335

TX HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	58-2558702
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12080 Virginia Blvd., Ashland, KY 41102	(606) 928-1131
(Address of principal executive offices and zip code)	(Registrant’s telephone number, including area code)

(Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                                Accelerated filer ☐                                           Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

On May 3, 2013, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX Holdings, Inc.
Form 10-Q
For the Quarter Ended March 31, 2013

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this report include, without limitation:

●
information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;

●	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
●	statements about expected future sales trends for our products;
●	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
●
statements about oil and natural gas realized prices, the timing and amount of future production of oil and natural gas, the amount, nature and timing of capital expenditures, drilling of wells, marketing of oil and natural gas, exploitation or property acquisitions, and the costs of exploiting and developing our properties;

●	other statements about our plans, objectives, expectations and intentions;
●	and other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2012,  Part I, Item 1A – Risk Factors of this report, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, and elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2012, and Part I, Item 1A – Risk Factors of this report,. You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2012, and Part I, Item 1A – Risk Factors of this report, in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”).

Item 1.    Financial Statements

TX Holdings, Inc.
BALANCE SHEETS (Unaudited)
March 31, 2013 and September 30, 2012
	March 31,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$23,100	$3,135
Accounts receivable	350,470	200,275
Inventory	1,512,901	771,977
Commission advances	63,926	56,375
Notes receivable-current	10,000	10,000
Other current assets	19,199	43,771
Total current assets	1,979,596	1,085,533

Property and equipment, net	55,051	55,797
Notes receivable, less current portion	30,000	30,000
Other	200	50,200

Total Assets	$2,064,847	$1,221,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Notes payable to a stockholder	$1,351,997	$1,351,997
Accrued liabilities	846,178	788,185
Accounts payable	604,301	279,655
Advances from stockholders/officers	526,583	307,082
Bank-Line of Credit	248,500	–
Total current liabilities	3,577,559	2,726,919

Asset retirement obligation	–	5,000
Total Liabilities	3,577,559	2,731,919

Commitments and contingencies (Note 3)

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized,48,053,084 and 46,553,084 shares issued and outstanding at March 31, 2013 and September 30, 2012, respectively	9,293,810	9,233,810
Additional paid-in capital	4,304,280	4,304,280
Accumulated deficit	(15,110,802)	(15,048,479)
Total stockholders’ deficit	(1,512,712)	(1,510,389)

Total Liabilities and Stockholders’ Deficit	$2,064,847	$1,221,530

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS (UNAUDITED)
For the Three and Six Months Ended March 31, 2013 and 2012
	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2013	2012	2013	2012

Revenue	$954,074	$916,579	$1,730,321	$1,028,516

Cost of goods sold	681,709	719,856	1,273,757	813,753

Gross profit	272,365	196,723	456,564	214,763

Operating expenses, except items shown separately below	75,460	87,446	208,743	206,713
Commission expense	96,986	74,198	168,765	74,198
Professional fees	47,971	59,286	87,309	115,715
Stock-Based Compensation	–	27,040	–	27,040
Loss on settlement of accounts payable	–	–	–	–
Depreciation expense	4,445	2,731	8,890	3,879
Total operating expenses	224,862	250,701	473,707	427,545

Income (loss) from operations	47,503	(53,978)	(17,143)	(212,782)

Other income and (expense):
Gain on extinguishment of debt	–	62,719	–	62,719
Gain on disposal of fixed assets	–	–	500	–
Other income	–	125	–	3,763
Interest expense	(22,759)	(32,043)	(45,680)	(64,616)

Total other income and (expense), net	(22,759)	30,801	(45,180)	1,866

Net income/(loss)	$24,744	$(23,177)	(62,323)	$(210,916)

Gain/(loss) per common share
Basic	$–	$–	$–	$–
Diluted	–	–	–	–
Total	$–	$–	$–	$–

Weighted average of common shares outstanding-
Basic	48,053,084	53,271,897	47,731,655	53,271,897
Diluted	–	–	–	–
Total	48,053,084	53,271,897	47,731,655	53,271,897

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT (UNAUDITED)
For Six Months Ended March 31, 2013

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2012	–	–	46,553,084	$9,233,810	$4,304,280	$(15,048,479)	$(1,510,389)

Common stock issued for professional service			1,500,000	60,000			60,000

Net loss						(62,323)	(62,323)

Balance at March 31, 2013	–	–	48,053,084	$9,293,810	$4,304,280	$(15,110,802)	$(1,512,712)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS (UNAUDITED)
For the Six Months Ended March 31, 2013 and 2012

	Six Months Ended
	March 31,	March 31,
	2013	2012
Cash flows used by operating activities:
Net loss	$(62,323)	$(210,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	8,890	3,879
Gain on extinguishment of debt	–	(62,719)
Loss on settlement of accounts payable	10,116	–
Gain on sale of equipment	(500)	–
Accounting for warrants issued to an officer and the Board	–	27,040

Changes in operating assets and liabilities:
Commission advances	(7,551)	(63,787)
Deposits	50,000	(50,200)
Finished goods inventory	(740,924)	(744,783)
Other current assets	24,572	–
Accounts receivable	(150,195)	(297,898)
Accrued liabilities	57,993	162,061
Accounts payable	374,530	270,762
Stockholder advances for operations	12,000	–
Net cash used in operating activities	(423,392)	(966,561)

Cash flows used in investing activities:
Purchase of equipment	(13,144)	(19,000)
Proceeds received on sale of equipment	500	–
Net cash used in investing activities	(12,644)	(19,000)

Cash flows provided by financing activities:
Proceeds from line of credit	248,500	–
Proceeds from stockholder/officer advances	281,501	1,011,583
Payments of stockholders advances	(74,000)	–
Net cash provided by financing activities	456,001	1,011,583

Increase in cash and cash equivalents	19,965	26,022
Cash and cash equivalents at beginning of period	3,135	3,019

Cash and cash equivalents at end of period	$23,100	$29,041

Non-cash investing and financing activities:
Accounts payable exchanged for common stock	$49,884	$–

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements have been prepared in accordance with generally accepted accounting principles in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The balance sheet as of September 30, 2012, included herein was derived from audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2012 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2013.

Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the  financial statements and accompanying notes. These estimates form the basis for judgments we make about the carrying values of our assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, contingent liabilities, fair value of share-based awards, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

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

OVERVIEW OF BUSINESS

TX Holdings, Inc. (“TX Holdings” or the “Company”), was incorporated in the State of Georgia on May 15, 2000, under the name HOM Corporation.  On January 22, 2003, the Company changed its name to R Wireless, Inc., and, on July 27, 2005, changed its name to TX Holdings, Inc.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES CONT’D

OVERVIEW OF BUSINESS CONT’D

Commencing in December 2011, the Company’s business was expanded to include the distribution of rail material and mining supplies consumed in the coal mining industry. The Company distributes and sells its products through two independent sales agents who are compensated based on commission.

 In connection with the Company’s business expansion, Mr. William Shrewsbury, the Company’s Chairman and CEO, provided financing in the form of a revolving promissory note for the amount of $1,062,000. The note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. The new financing is secured by a lien on the Company’s assets. Effective September 30, 2011 a note payable was issued to William Shrewsbury in the amount of $289,997 to cover the principal due on certain advances from Mr. Shrewsbury.  The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. As of March 31, 2013 Mr. Shrewsbury has also advanced the Company an additional $526,582, which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

Commencing in December 2004, the Company began focusing its business on oil and gas exploration and production. In February and April 2006, the Company acquired certain oil and gas leases and began development of a plan for oil and gas producing operations.  The Company continues to be actively engaged in pursuing crude oil and natural gas opportunities.

On February 2006, The Company acquired an 8.5% working interest on the Contract Area-1 lease in the counties of Callahan and Eastland, Texas. The lease included a total of 247 acres and a total of 36 wells. After repeated unsuccessful attempts over several years, the Company elected to cease operation of the Contract area-1 lease resulting in impairment of the lease. The Company wrote-off the asset and recorded a loss of $252,181 for the year ended September 30, 2010 related to the lease and an impairment loss of $315,866 in 2009.

The Company owned a 100% working interest and was the operator of the 843 acre Williams lease acquired in  February, 2006 and located in Callhan County, Texas. A dispute with the land owner of the lease had prevented the Company from operating or reporting any production on this lease. On September 30, 2009, the Company elected to cease operation of the Williams lease resulting in impairment of the lease. The Company recorded an impairment loss of $68,222 for the year ended September 30, 2009 related to this lease.

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. (“Masada) to acquire a 75% working interest in the Parks lease located in the Callahan County, Texas. The Parks lease covered 320 acres and had 22 wells which were considered capable of minimal production rates (2 to 3 bbls per day). On January 28, 2011, the company purchased from Masada Oil the remaining 25% working interest and thereby increasing the Company working interest on the Parks lease to 100%. In addition to the 25% working interest, the Company purchased 2 acres of land and a 1,400 square foot storage building on the property. In consideration for the purchase, the Company paid $10,400 cash, relinquished an 8.5% working interest on the Contract Area 1(non-producing ) lease with a book Value of $0 and, assumed a $17,000 liability previously owed by the 25% prior lease owner. The Company also adjusted the recorded asset retirement obligation by $27,969 for the release of the liability for Contract Area 1 and the increase in the liability for the Parks lease.

On May 30, 2012, the Company sold 100% of the interest in the Parks lease for $80,000.  The Company received a down payment of $40,000 and a note for the balance of $40,000. The Note is secured by future Park’s lease production.

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC (“Hewitt”), a company owned by Douglas C. Hewitt, a Director of TX Holdings, Inc. at the time of the transaction.  The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% Working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a six month period. Mr. Hewitt resigned as a director on July 27, 2007. Subsequently, the Company and Hewitt mutually agreed to terminate the Strategic Alliance Agreement and, negotiate the participation in individual projects. As one of the projects, the Company acquired an 8% interest on the Perth Lease which was relinquished as part of a legal settlement in May, 2012. On September 30, 2011 and September 30, 2010, the Company recorded impairment losses on the Perth lease of $50,000 and $302,560 respectively.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES CONT’D

OVERVIEW OF BUSINESS CONT’D

The Company plans to continue using a combination of debt and equity financing to acquire new oil fields and to develop those fields. Currently, management cannot provide any assurance regarding the successful acquisition and development of any future fields.

The Company ceased to be a “development stage company” on March 31, 2012.

REVENUE RECOGNITION

The Company recognizes revenue from direct sales of our products to our customers, including shipping fees. Title passes to the customer (usually upon shipment or delivery, depending upon the terms of the sales order) when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. The Company expenses shipping and handling costs as incurred which are included in cost of sales on the statements of operations.

Currently, the Company has no revenue from oil and gas operations. Revenue from oil and gas operations is recognized upon delivery of the oil and gas to the purchaser of the oil and gas.

GOING CONCERN CONSIDERATIONS

The unaudited financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s reports on the financial statements included in our annual report on Form 10-K for the year ended September 30, 2012, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

The Company has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing business opportunities. Currently, management believes that its best opportunities lie in the oil and gas industry and the distribution of rail material and mining supplies consumed in the coal mining industry. The Company’s total liabilities exceed its total assets and the Company is reliant upon loans and advances furnished to the Company by its Chairman, William Shrewsbury in an aggregate amount of $1,878,580. One of the loans from Mr. Shrewsbury   in the amount of $1,062,000 is secured by a lien on all of the Company’s assets.

On November 7, 2012 the Company obtained a loan in the amount of $250,000 from a bank. The loan is secured by a priority security interest in the Company’s inventory and, matures on November 7, 2013. Interest on the loan is payable monthly and is calculated on the basis of an independent variable indexed rate which is currently 3.250% per annum. The loan is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates continuing operations and realization of assets and liquidation of liabilities in the ordinary course of business.  The Company’s ability to continue as a going concern is dependent upon its ability to raise sufficient capital and to implement a successful business plan to generate profits sufficient to become financially viable. The financial statements do not include adjustments relating to the recoverability of recorded assets or the implications of associated bankruptcy costs if the Company be unable to continue as a going concern.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 2 – STOCKHOLDERS’ DEFICIT

In May 2012, 6,718,813 shares of the Company’s common stock were returned to the Company as part of a legal settlement with the Company’s former Chief Executive Officer and certain other co-defendants and subsequently cancelled. See Note 3.

On November 9, 2012, 1,500,000 shares of common stock were issued by the Company as payment for a legal fee obligation arising from the May 18, 2012, legal settlement with the Company’s prior CEO and several other co-defendants. The Company recognized a loss on settlement of accounts payable of $10,116.

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At March 31, 2013, the Company had outstanding 1,400,000 common stock purchase warrants which were not included in the three months and six months ended March 31, 2013 calculation of diluted net gain/loss per share. The warrants’ exercise price exceeds the average market price for the periods and inclusion of the warrants would be anti-dilutive.

On May 16, 2012 the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin is expected to receive every six months, 50,000 warrants for an aggregate of 400,000 warrants.  The warrants are exercisable at price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance.  The initial tranche of 50,000 warrants are issuable effective July 1, 2012. On January 1, 2013 an additional 50,000 warrants were issuable to Mr. Chafin pursuant to the agreement. The warrants were not included in the calculation of diluted net gain/loss per share since the inclusion would be anti-dilutive.

NOTE 3 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of March 31, 2013, the Company has an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997, the note bears a 10% interest and is payable on demand. Interest has been accrued on the notes payables at a rate of 10% per annum.

As of March 31, 2012, Mr. Shrewsbury had advanced an aggregate of $526,583 to the Company.

In the six months ended March 31, 2013 interest expense of $45,680, in the accompanying statements of operations, relates to the promissory notes and the revolving credit arrangement.

PARK’S LEASE

On January 28, 2011 TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease in which the Company owned a 75% working interest.  As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company agreed to relinquish an 8.5% working interest which it currently holds in the Contract Area 1 lease, pay the sum of $10,000 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000.  The Company received a down payment of $40,000 and a note for the balance of $40,000. The Note is secured by future Park’s lease production.

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER

On April 30, 2012 TX Holdings, Inc issued a Revolving Promissory Demand Note to Mr. Shrewsbury, the Company’s Chairman and CEO for the amount of $1,062,000. The note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. The note is secured by a security interest in all of the Company’s assets but is subordinate to the Company’s bank loan including with regard to the Company’s inventory and assets.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 3 – RELATED PARTY TRANSACTIONS CONT’D

CONVERTIBLE DEBT ISSUED TO STOCKHOLDER AND FORMER OFFICER

In September 2007, Mark Neuhaus, the former Chairman of the Board of Directors and former Chief Executive Officer of the Company, caused the company to issue to him a convertible promissory note in the amount of $1,199,886 (the “Neuhaus Note”) bearing interest at 8% per annum and due and payable within two years for payments in cash and common stock made on behalf of the Company through that date. The conversion price was $0.28 per common share (the market price of the Company’s common stock on the date of the note) which would have automatically converted on the two-year anniversary of the note if not paid in full by the Company. The conversion price was subject to adjustments for anti-dilution.

On November 17, 2009 the Company filed a legal claim in the Eleventh Judicial Circuit Court in and for Miami-Dade County, Florida against Mark Neuhaus, the Company’s prior CEO, Michael Cederstrom, the Company’s prior CFO, Dexter & Dexter, Hewitt Energy Group, LLC, Douglas Hewitt, Mercantile Ascendancy, Inc., Thomas Collins, Global Investment Holdings, LLC, Brian Vollmer, MA & N, LLC, and Nicole Bloom Neuhaus (the “Neuhaus Litigation”). The Company asserted, among other things, that the Neuhaus Note was not supported by consideration and that it was not properly authorized under Georgia law.

During the first half of calendar 2012, the Company retained new legal counsel to represent the Company on current litigation against the defendants listed above. Also, the Company filed a separate but related claim in the United States District Court for the District of Utah against Michael Cederstrom, Dexter and Dexter, and certain other defendants.

On May 18, 2012, the Company reached a settlement with Mark Neuhaus with regard to the Neuhaus Litigation. Pursuant to a settlement agreement among the parties, the Company and Mark Neuhaus agreed to settle the Neuhaus litigation, Neuhaus returned to the Company 6,718,813 shares previously issued to him, Mr. Neuhaus released all claims against the Company related to the Neuhaus Note, including accrued interest along with any other liability owed to him.  Mr. Neuhaus was permitted to retain 2,500,000 shares of the Company owned by him.  The Company agreed that it would, within ten days of the effective date of the agreement, take steps to lift the restrictions on the transferability or public sale of such shares. The returned shares were canceled by the Company. In return, the Company paid Mr. Neuhaus $100,000.  The settlement agreement provided for mutual general releases between the parties, except for claims the Company has or might have against Dexter and Dexter Attorneys At Law, P.C., and Michael Cederstrom. Also, the Company agreed to execute, exchange and deliver mutual general releases with Hewitt Energy Group, LLC, Douglas C. Hewitt, MA&N, LLC, and Nicole Bloom Neuhaus

The Company accounted for the settlement as a “multiple element” transaction consisting of a debt extinguishment element and a stock repurchase element. The $100,000 cash payment was apportioned based on the relative fair value of the debt and repurchased shares. The difference between the cash portion for the debt extinguishment was credited to “additional paid-in capital” pursuant to ASC 470-50-40-2. The difference between the stated value of the repurchased shares and the cash portion paid to repurchase the shares was credited to “additional paid-in capital” pursuant to ASC 505-30-30-9.

LEASE AGREEMENT WITH  STOCKHOLDER AND OFFICER

On November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury   whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and some warehouse space to store the Company’s inventory. The lease has a two year term starting October 1, 2012 and ending August 31, 2014.  The lease rental is $2,000 payable the first of each month.

NOTE 4 – NOTES PAYABLE TO THIRD PARTY

On November 7, 2012 the Company obtained a loan in the amount of $250,000 from a bank. The loan is secured by a priority security interest in the Company’s inventory and matures on November 7, 2013. Interest on the loan is payable monthly and is calculated on the basis of an independent variable indexed rate which is currently 3.250% per annum. The loan is guaranteed as to principal and interest, and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 5 – SEGMENT INFORMATION

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying  statements of operations.  The Company has two groups of products and services – mining supplies and oil and gas.

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

	Unaudited	Unaudited
	Six months ended	Six months ended
	March 31, 2013	March 31, 2012

Revenues from unaffiliated customers
Mining	$1,730,321	$1,016,927
Oil and Gas	–	11,589
	$1,730,321	$1,028,516
Operating profit or loss
Mining	$66,666	$(59,895)
Oil and Gas	(83,809)	(152,887)
	(17,143)	(212,782)

Other income (expense), net	(45,180)	1,866
Net income/(loss)	$(62,323)	$(210,916)

	Unaudited	Unaudited
	March 31, 2013	March 31, 2012
Identifiable assets:
Mining	$1,970,211	$1,102,878
Oil and gas	52,137	109,047
Total segment assets	$2,022,348	$1,211,925
Total general corporate assets	42,499	9,605
Total Assets	$2,064,847	$1,221,530

	Unaudited	Unaudited
	March 31, 2013	March 31, 2012
Capital expenditures:
Mining	$13,144	$19,000
Oil and gas	–	–
	$13,144	$19,000

Depreciation, Depletion and amortization:
Mining	$6,980	$1,583
Oil and gas	1,910	2,296
	$8,890	$3,879

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 6 -- RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2012 and through April 30, 2013, several new accounting pronouncements were issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following summary together with the more detailed information and  financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to the “Company,” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc., and its subsidiaries.

This discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies.  We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

Except for historical information, the statements and other information contained in this Management’s Discussion and Analysis is forward-looking. Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report Form 10-K for the year ended September 30, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2012, and Part I, Item 1A – Risk Factors in this report.

Overview

We were incorporated in the State of Georgia in 2000 under the name HOM Corporation.  On January 22, 2003, we changed our name to R Wireless, Inc., and, on July 27, 2005, we changed our name to TX Holdings, Inc.  We ceased to be a “development stage company” for financial reporting purposes on March 31, 2012.

In December 2011, the Company expanded its business to include the distribution of rail material and mining supplies consumed in the coal mining industry.

The Company purchases its rail material and mining supplies from several manufacturers of such products. The products are shipped to our warehouse in Ashland, Kentucky which we then distribute to our customers.

The Company distributes and sells its products through two independent sales agents who are compensated on a commission basis.

During the quarter ended March 31, 2013, the Company’s had net income of $24,744 as compared to a net loss of $23,177 for the same period in 2012.  The quarter ended March 31, 2013, is the first quarter in which the Company has reported net income and reflects the Company’s increased sales activities, its ability to control or obtain reductions in its product costs, and control expenses. The Company’s net loss for the six months ended March 31, 2013, was $62,323 compared to $210,916 for the comparable period in 2012.

Revenues for the quarter ended March 31, 2013, were $954,074 as compared to $916,579 for the same period in 2012, and for the six month ended March 31, 2013, were $1,730,321 as compared to $1,028,516 in 2012 an approximately 68% increase.

Net cash used in operating activities was $ 423,392 during the six months ended March 31, 2013.  Operating cash funded by the Company’s credit line and a stockholder’s advance amounted to $248,500 and $207,501 respectively.

In connection with the Company’s new line of business, Mr. William Shrewsbury, the Company’s Chairman and CEO, has agreed to provide financing in the form of  a revolving promissory note in the amount of  $1,062,000. The promissory note is secured by a lien on the Company’s assets. Also, we have indebtedness due to Mr. Shrewsbury in the amount of $289,997 pursuant to a note, dated effective February 27, 2009, and as of March 31, 2013 advances due to Mr. Shrewsbury in the amount of $526,583. On November, 2012, the Company obtained a bank line of credit in the amount of $250,000 that is secured by a lien on the Company’s inventory.

The Company’s success is dependent upon its ability to grow rail products and mining supplies sales. There can be no assurance that the Company will be successful in the new venture.

The Company plans to use all revenues for general corporate purposes, as well as future acquisitions of new oil and gas properties.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2013 Compared To Three Months Ended March 31, 2012

Revenues from Operations

Revenues for the three months ended March 31, 2013 were $954,074 as compared to $916,579 for the same period in 2012, an increase of $ 37,495 or a 4.1%.  In December 2011, the Company began expanding its business to include the distribution of rail material and mining supplies consumed in the coal mining industry. The increase in revenue is attributed to our increased sales of mining supplies. The increase in sales can be attributed to higher sales volumes as the Company expands its products and customer base.

Cost of Goods Sold

During the quarter ended March 31, 2013 the Company’s cost of goods sold was $681,709 as compared to cost of goods sold of $719,856 for the quarter ended March 31, 2012, a decrease of $ 38,147 or 5.3%.  The decrease in cost of goods sold resulted from purchasing products for resale from lower cost source providers during the quarter ended March 31, 2013.

Operating Expenses

Operating expenses for the three months ended March 31, 2013 were $224,862 as compared to $250,701 for the three months ended March 31, 2012 a decrease of $25,839 or 10.3%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	3/31/2013	3/31/2012	$ Change	% Change

Commission expense	$96,986	$74,198	$22,788	30.7%
Professional fees	47,971	59,286	(11,315)	(19.1)
Stock-based compensation	–	27,040	(27,040)	(100.0)
Depreciation expense	4,445	2,731	1,714	62.8
Other operating expense	75,460	87,466	(12,006)	(13.7)
	$224,862	$250,721	$(25,859)	(10.3)

Commission expense for the three months ended March 31, 2013 were $96,986 compared to $74,198 for the same period in 2012, a decrease of $ 22,788 or 30.7%. Commission expenses decreased due to an adjustment recorded   in the second quarter of 2012 to reflect retroactive sales commissions earned in the first quarter of 2012.

The  professional fees decrease of $11,315 or 19.1%  for the three months ended March 31, 2013, as compared to the same period the prior year, is the result of lower legal expenses associated with the legal settlement expenses between the Company and Mark Neuhaus and several other defendants recorded in the first half of 2012.

The decrease in stock-based compensation of $27,040 for the three months ended March 31, 2013 as compared to the same period in the prior year, results from stock issued for services by the Company during 2012 and no such stock based compensation expense during the current period.

On September, 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business. Depreciation of the new brazing machine accounted for an increase in depreciation of $1,250 for the quarter ended March 31, 2013 over the same quarter the prior year.

For the three months ended March 31, 2013, other operating expenses of $75,460 decreased by $12,006 or 13.7% from the $87,466 for the same period in 2012. The lower operating expenses resulted from lower compensation of $22,500 offset by higher equipment rental cost of $9,300 during the period ended March 31, 2013.

Other Income and Expense

Other expense was $22,759 for the three months ended March 31, 2013 as compared to other income of $30,801 for the three months ended March 31, 2012. The increase of $53,560 is the direct result of a reversal of a $62,719 prior period debt in March 31, 2012 partially offset by lower interest expense of $9,284 for the three months ended March 31, 2013. On May, 2012, the Company reached a legal settlement with Mark Neuhaus (prior CEO) and several defendants and, as part of the settlement accrued interest on debt due to Mark Neuhaus was written-off. The lower interest as of March 31, 2013 when compared to the same period during the prior year is a direct result of having recorded no interest on the debt to Mark Neuhaus during 2013.

Net Income or Loss

For the quarter March 31, 2013, the Company had a net income of $24,744 compared to a net loss of $23,177 for the quarter ended March 31, 2012, an increase of $47,921. The increase resulted from higher gross profit generated by sales of mining supplies, over the same period the prior year.

Gross profit for the period ended March 31, 2013 was $272,365, an increase of $75,642 or 38.5% over the gross profit of $196,723 for the three months ended March 31, 2012. The higher gross profit in the current period resulted from higher sales volume arising from the Company expanding its rail and mining supplies product base and lower supplier costs.

In addition to the gross profit increase of $75,462, during the first three months of March 31, 2013 when compared to the same period the prior year, the Company realized a favorable reduction in operating expenses of $25,859 resulting from lower compensation expense partially offset by a gain of $62,719 from the extinguishment of debt recorded in March, 2012.

Six Months Ended March 31, 2013 Compared to Six Months Ended March 31, 2012

Revenues from Operations

Revenues for the six months ended March 31, 2013 were $1,730,321 as compared to $1,028,516 for the same period in 2012, an increase of $ 701,805 or 68%.  In December 2011, the Company began expanding its business to include the distribution of rail material and mining supplies consumed in the coal mining industry. The increase in revenue is attributed to our increased sales of rail and mining supplies. The increase in sales was attributable to higher sales volumes as the Company expands its products and customer base.

Cost of Goods Sold

During the six months ended March 31, 2013 the Company’s cost of goods sold was $1,273,757 as compared to cost of goods sold of $813,753 for the six months ended March 31, 2012, an increase of $ 460,004 or 56.5%.  The increase in cost of goods sold is a direct result of the increase in sales volume as the Company continues to expand its products and customer base in the rail material and mining supplies products consumed in the coal mining industry.

Operating Expenses

Operating expenses for the six months ended March 31, 2013 were $473,707 as compared to $427,545 for the six months ended March 31, 2012 an increase of $46,162 or 10.8%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the six-month period.

	Six Months Ended
	3/31/2013	3/31/2012	$ Change	% Change
Operating expense
Commission expense	$168,765	$74,198	$94,567	127.5%
Professional fees	87,309	115,715	(28,406)	(24.5)
Stock-based compensation	–	27,040	(27,040)	(100.0)
Depreciation expense	8,890	3,879	5,011	129.2
Other operating expense	208,743	206,713	2,030	1.0
Total	$473,707	$427,545	$46,162	10.8

Commission expense for the six months ended March 31, 2013 was $168,765 compared to $74,198 for the same period in 2012, an increase of $ 94,657 or 127.1%.  The increase in commission expense during the six months ended March 31, 2013 resulted from higher sales as the Company continues to expand its products and customer base in the retail and wholesale distribution of rail and mining supplies business.

The $28,402 or 24.5% decrease in professional fees realized by the Company when comparing the six months ended March 31, 2013 to the professional fees ($115,715) of the six months ended March 31, 2013 resulted from higher litigation expense in 2012 arising from the settlement of litigation between the Company and Mark Neuhaus (prior CEO) and several other defendants.

Stock-based compensation decreased $27,040 during the six months ended March 31, 2013 as compared to the same period in the prior year, and resulted from the issuance of stock  for  services by the Company during 2012, and no such stock being issued during the six month period ended March 31, 2013.

Depreciation expense of $8,890 for the six months ended March 31, 2013 represents an increase of $5,011 or 129.2% when compared to depreciation expense of $3,879 during the six months ended March 31, 2012. On September, 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business. Depreciation of the new brazing machine accounted for an increase in depreciation of $2,500 for the six months ended March 31, 2013 over the same six months during the prior year. Higher depreciation of $1,379 resulted from the purchase of new shipping handling equipment.

Other operating expenses increased by $2,030 or 1.0% when comparing the six months ended March 31, 2013 to the same period in the prior year. The increase results from higher contract labor cost ($19,418) and higher equipment rental cost ($9,300) incurred in the six months ended March 31, 2013.  The higher contract labor and equipment rental were partially offset by lower cost in several other operating expense categories.

Other Income and Expense

Other expense was $45,180 for the six months ended March 31, 2013 as compared to other income of $1,868 for the six months ended March 31, 2012. The increase is the direct result of a reversal of a $62,719 prior period debt in the six months ended March 31, 2012 partially offset by lower interest expense of $18,396 for the six months ended March 31, 2013. In May, 2012, the Company reached a legal settlement with Mark Neuhaus (prior CEO) and several other defendants and, as part of the settlement interest being accrued on the debt to Mark Neuhaus was written-off. The lower interest as of March 31, 2013 when compared to the same period the prior year is a direct result of no further interest being incurred on the debt to Mark Neuhaus during the six months ended March 31, 2013.

Net Income or Loss

For the six months ended March 31, 2013, the Company had a net loss of $62,323 compared to a net loss of $210,916 for the six months ended March 31, 2012, a decrease of $148,593 or 70.5%.  The decrease resulted from higher gross profit generated by sales of mining supplies, over the same period in the prior year.

Gross profit for the six months period ended March 31, 2013 was $456,564, an increase of $241,802 or 112.65% over the gross profit of $214,763 for the six months ended March 31, 2012. The higher gross profit is a result of higher current period sales volume as a result of the Company expanding its rail and mining supplies product base and identifying a new lower cost supplier.

The gross profit increase of $241,802, during the six months ended March 31, 2013 when compared to the same period the prior year, was partially offset by higher operating expenses of $46,162 resulting primarily from higher commission expense due to higher sales in the current period. An increase in other expenses was due to a gain on extinguishment of debt of $62,719 recorded in March of 2012 partially offset by lower interest expense from the write-off  of debt to Mark Neuhaus (prior CEO) as part of a legal settlement in May, 2012.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended
	3/31/2013	3/31/2012

Cash used in operating activities	$(423,392)	$(966,561)
Cash used in investing activities	(12,644)	(19,000)
Cash provided by financing activities	456,001	1,011,583
Net increase (decrease) in cash	$19,965	$26,022

Cash Used in Operating Activities

Cash used in operating activities for the six months ended March 31, 2013 of $423,392 resulted from the continued effort by the Company to increase the finished goods inventory ($740,924) from the prior year-end levels to meet   projected increases in sales demand. Cash needs for inventory growth was minimized by an increase in accounts payable ($374,530) on purchases of inventory for resale.

Increase in inventory ($744,783) and receivables ($297,898) during the six months ended March 31, 2012 were the direct result of the Company’s business expansion commencing in December 2011, to include the retail and wholesale distribution of rail fasteners and tooling, engineered components and advanced components and materials consumed by the coal mining industry in the production and transportation processes. The cash needs for the new business was partially mitigated by an increase in accounts payable ($270,762) associated with the purchase of finished goods inventory for resale.

Cash Used in Investing Activities

Cash used in investing activities was for the purchase of operating equipment during the  six months ended March 31, 2013  ($12,644) and 2012 ($19,000). The new equipment was required for the shipping and warehousing of finished goods products related to the new rail and mining products business recently entered by the Company.

Cash Provided by Financing Activities

During the six months ended March 31, 2013 and 2012 there were two  sources of cash  provided by financing activities, a bank credit line and loans and advances from William Shrewsbury ( our Chairman and CEO).

On November 7, 2012 the Company obtained a loan in the amount of $250,000 from a bank. The loan is secured by a priority security interest in the Company’s inventory and, matures on November 17, 2013. Interest on the loan is payable monthly and is calculated on the basis of a variable index. As of March 31, 2013 the Company had borrowed $248,500 under the line of credit and the current rate of interest under the loan is 3.25% per annum.

The second source of cash is from loans and advances to the Company by William Shrewsbury (our Chairman and CEO). As of March 31, 2013, pursuant to the terms of a revolving demand note, the Company had an outstanding loan from Mr. Shrewsbury of $1,062, 000. The revolving demand note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. As of March 31, 2012 the Company had borrowed $1,011,583 under the loan facility and an additional $50,417 was borrowed in the period ended June 30, 2012. During the six months ended March 31, 2013, Mr. Shrewsbury had also advanced an additional $207,501 to the Company that is repayable upon demand and does not bear interest.

Financial Condition and Going Concern Uncertainties

The Company ceased to be a development stage company effective March 31, 2013 and, following the Company’s decision to enter into the new business of distributing rail material and mining supplies consumed in the coal mining industry.

Since inception and except for the quarter ended March 31, 2013, the Company has not produced sufficient funds for profitable operations and has incurred operating losses. The Company has relied substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, in connection with the development and expansion of its rail and mining supplies distribution businesss.  In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2012, contains an explanatory paragraph wherein they expressed an opinion that there is a substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of March 31, 2013, the Company had cash and cash equivalents of $23,100 as compared to $3,135 as of September 30, 2012.  The increase in cash as of March 31, 2013 results from cash borrowed from the outstanding bank credit line of $250,000 and advances from William Shrewsbury (our Chairman and CEO).

The Company’s accounts receivable were $350,470 as of March 31, 2013, as compared to $200,275 as of September 30, 2012, an increase of $150,195 or 75%. Higher receivables as of March 31, 2013 are the direct result of the Company’s continued business growth in the rail and mining supplies distribution business. Higher year-to-date sales ($1,730,321 in 2013 vs $1,028,516 in 2012) account for the higher receivable balance.

Inventory was $1,512,901 as of the period end as compared to $771,977 as of the year ended September 30, 2012, an increase of $740,924 or 96%.  In anticipation of the continued growth of the rail and mining supply business, The Company has increased the inventory levels to meet anticipated higher sales demand.

During the six months ended March 31, 2013, our stockholders’ deficit increased from $15,048,479 to $15,110,802, an increase of $62,323 or .4%. The reported loss for the six months ended March 31, 2013 accounts for the increase in stockholder’s deficit.

During the quarter ended March 31, 2013, the Company’s net income was $24,474 compared to a net loss of $23,177 for the comparable period in 2012. Our net loss for the six months ended March 31, 2013, was $62,323 as compared to $210,916 for the same period in 2011, a decrease of $148,593 or 70.5%.  The loss reduction can be directly attributed to the higher sales revenue ($1,730,321) for the six months ended, March 31, 2013 compared to $1,028,516 for the six months ended March 31, 2012)  generated from the Company’s rail and mining supplies distribution business during the six months ended March 31, 2013 when compared with the same period in 2012. Although there can be no assurance, the Company anticipates increases in sales during fiscal 2013 as compared to 2012.

Currently, the Company is spending approximately $120,000 per month on operations. Management believes that the Company’s cash flows from operations, the loans and advances provided by Mr. Shrewsbury  and the line of credit provided by the bank to be sufficient to fund the Company operations for the next 12 months.

The Company continues to rely substantially upon financing provided by Mr. Shrewsbury and the bank to fund its operations.

On November 7, 2012, pursuant to the terms of a business loan agreement, the Company obtained a loan in the amount of $250,000 from Home Federal Savings and Loan Association, a federally chartered savings and loans association. Interest on the loan is payable monthly in arrears. Interest under the loan is variable and is based upon Wall Street Journal Prime Rate. An event of default under the loan will occur if the Company fails to make any payment when due under the loan, it fails to comply with any term obligation, covenant or condition in the loan document or any other agreement between the bank and the Company, the Company defaults under any loan or similar agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan documents; the insolvency or occurrence of bankruptcy  event; commencement of foreclosure with regard to any property securing the loan; a 25% or more change in the beneficial ownership of the stock of the Company; a material adverse change in the financial condition of the Company; or the bank in good faith believes itself insecure. The loan is secured by the Company’s inventory and matures on November 7, 2013. The loan is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. The loan agreement contains other customary covenants and provisions.

On April 30, 2012 TX Holdings, Inc. issued a Revolving Promissory Demand Note to Mr. Shrewsbury, the Company’s Chairman and CEO, in the principal amount of $1,062,000, covering advances made by William Shrewsbury during the period December 21, 2012. The note bears interest at the rate of 5% per annum. The principal and accrued but unpaid interest becomes due and payable on demand or on April 30, 2015, whichever should first occur. An event of default under the note would occur if the interest or principal under the note is not paid when due; the Company is dissolved, any representation or warranty by the Company in the note or related agreement is false or erroneous in any material respect; the Company fails or omits to perform or observe any agreement in the note or related agreement; a judgment should be entered against the Company in any court of record; any deposit account of the Company is attached or levied upon; any voluntary petition by or involuntary petition against the Company is filed  pursuant to bankruptcy law; the Company makes an assignment for the benefit of creditors;  there should be any other marshaling of  the assets and liabilities of the Company for the benefit of its creditors; or the Company enters in any merger or consolidation or sell, leases or otherwise disposes of all or substantially all of its assets other than in the ordinary course of business. Upon the occurrence of an event of default, the holder may declare the note due and payable and the principal and interest should be immediately due and payable. The note is secured by a security interest in all of the Company’s assets and is subordinated to the bank loan including with regard to claims with regard to the Company’s inventory and assets.

As of March 31, 2013, the Company had an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997. The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. An event of default under the note will occur upon a failure to pay when due any principal or interest; a violation of any covenant or agreement contained in the note; an assignment for the benefit of creditors by the Company; an application for the appointment of a receiver or liquidator for the Company or its property; the filing of a petition in bankruptcy by or against the Company; the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000; a default by the Company with respect to any other indebtedness with respect to any installment debt whether or not owing to the holder; the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company; or the termination of existence or the dissolution of the Company  Upon the occurrence of an event of default, the holder is required to give written notice to the Company of the default, and the Company will have ten days to cure the default. If the default is not cured within the ten day cure period, the note will be in default and the entire unpaid principal sum hereof, together with accrued interest, will at the option of the holder become immediately due and payable in full. The note is subordinated to the bank loan including with regard to claims with the Company’s inventory and assets.

As of March 31, 2013, Mr. Shrewsbury had advanced an aggregate of $526,583 to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of March 31, 2013 and September 30, 2012.

ITEM 3.                      QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is a “smaller reporting Company” as defined by Rule 12b-2 under the Exchange Act, and as such, is not required to provide the information required under this Item.

ITEM 4.                      CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Changes in Internal Controls

There were no changes in the Company’s internal controls over financial reporting during the period covered by this Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal controls over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.                     LEGAL PROCEEDINGS

Except as discussed below, other than ordinary routine litigation incidental to the business, neither the Company nor any of its subsidiaries is a party to any material pending legal proceeding.

On January 17, 2012, the Company filed a lawsuit in the United States District Court for the District of Utah against Michael Cederstrom (“Cederstrom”), the Company’s former chief financial officer and corporate counsel, Dexter and Dexter Attorneys at Law (“Dexter”), the law firm that employed Mr. Cederstrom, and certain other parties.  The Company has asserted claims against Cederstrom that include a claim of fraud in the inducement, breach of fiduciary duty, professional negligence, and negligent misrepresentation by omission or commission.  The Company’s claims against Dexter are based substantially upon the same theories and on a theory that Dexter is vicariously liable for the acts of Cederstrom.  The claims against Dexter and Cederstrom are based upon allegations that, among other things, in connection with the exchange in December 2007 by Mr. Mark Neuhaus (“Neuhaus”), the Company former Chief Executive Officer, of shares of common stock for shares of preferred stock, Cederstrom misrepresented to the Company that the preferred shares issued to Neuhaus as compensation for work performed in 2004 and 2005 were issued with the proper consent of the previous board of directors of the Company and that Neuhaus performed services for which the shares of preferred stock were issued.    The Company also claims breach of contract and seeks an accounting for the fees paid to Dexter and certain shares issued to Cederstrom by the Company. The Company is seeking damages, punitive damages, pre and post judgment interest, attorneys’ fees and costs and other relief the court deems just and proper.

ITEM 1A.                  RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which supplement and reflect changes to certain of the risk factors we disclosed in our 2012 Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as certain risk factors set forth under Part I, Item 1A –Risk Factors of our 2012 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Company and Our Operations

We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay  demand notes due to our chief executive officer if he makes a demand under such note.

As of March 31, 2013, we have incurred debt due to Mr. Shrewsbury in the form of notes and advances in the aggregate amount of $1,878,580, of which $1,351,997 is covered by two notes that are repayable upon demand. We have outstanding accounts payable of $604,301 and other accrued liabilities of $846,178. Also, the Company owes $248,500 under a bank line of credit which is secured by the Company’s inventory and which becomes due on November 7, 2013.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal under the demand note due to Mr. Shrewsbury in the event he makes a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.  Also, there can be no assurance that we will be able to extend our bank line of credit.

Our independent registered public accounting firm has expressed uncertainty regarding our ability to continue as a going concern.

In its report on our financial statements for the year ended September 30, 2012, included in our Annual Report on Form 10-K for 2012, our independent registered public accounting firm expressed uncertainty regarding our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern.

Our directors and named executive officers own a substantial percentage of our common stock.

As of March 31, 2013, our directors and executive officers beneficially owned approximately 20.7 % of our shares of common stock. Our directors, executive officers and a most highly compensated employee are entitled to cast an  aggregate of 9,648,817 votes on matters submitted to our stockholders for a vote, or approximately 20.7 % of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

Current shareholdings may be diluted if we make future equity issuances or if outstanding warrants are exercised for shares of common stock.

“Dilution” refers to the reduction in the voting effect and proportionate ownership interest of a given number of shares of common stock as the total number of shares increases.  Our issuance of additional stock, convertible preferred stock and convertible debt may result in dilution to the interests of shareholders and may also result in the reduction of your stock price.  The sale of a substantial number of shares into the market, or even the perception that sales could occur, could depress the price of the common stock.  Also, the exercise of warrants and options may result in additional dilution.

The holders of outstanding options, warrants and convertible securities have the opportunity to profit from a rise in the market price of the common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders.  We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding.  At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than those provided by those securities.

We may undertake acquisitions which pose risks to our business.

As part of our growth strategy, we have and may in the future acquire or enter into joint venture arrangements with, or form strategic alliances with complementary businesses. Any such acquisition, investment, strategic alliance or related effort will be accompanied by the risks commonly encountered in such transactions. These risks may include:

●	Difficulty of identifying appropriate acquisition candidates;
●	Paying more than the acquired company is worth;
●	Difficulty in assimilating the operations of the new business;
●	Costs associated with the development and integration of the operations of the new entity;
●	Existing business may be disrupted;
●	Entering markets in which we have little or no experience;
●	Accounting for acquisitions could require us to amortize substantial intangible assets (goodwill), adversely affecting our results of operations;
●	Inability to retain the management and key personnel of the acquired business;
●	Inability to maintain uniform standards, controls, policies and procedures; or
●	Customer attrition with respect to customers acquired through the acquisition.

We cannot assure you that we would successfully overcome these risks or any other problems associated with any acquisition, investment, strategic alliances, or related efforts.  Also, if we use our common stock in connection with an acquisition, your percentage ownership in us will be reduced and you may experience additional dilution.

Investor confidence in the price of our stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

As an SEC registrant, we are subject to the rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002, which require us to include in our annual report on Form 10-K our management’s report on, and assessment of the effectiveness of, our internal control over financial reporting (“management’s report”).  If we fail to achieve and maintain the adequacy of our internal control over financial reporting, there is a risk that we will not comply with all of the requirements imposed by Section 404.  Moreover, effective internal control over financial reporting, particularly that relating to revenue recognition, is necessary for us to produce reliable financial reports and is important in helping to prevent financial fraud.  Any of these possible outcomes could result in an adverse reaction in the financial marketplace due to a loss in investor confidence in the reliability of our financial statements, which ultimately could harm our business and could negatively impact the market price of our common stock.  Investor confidence and the price of our common stock may be adversely affected if we are unable to comply with Section 404 of the Sarbanes-Oxley Act of 2002.

In order to comply with public reporting requirements, we must continue to strengthen our financial systems and controls, and failure to do so could adversely affect our ability to provide timely and accurate financial statements.

Refinement of our internal controls and procedures will be required as we manage future growth successfully and operate effectively as a public company. Such refinement of our internal controls, as well as compliance with the Sarbanes-Oxley Act of 2002 and related requirements, will be costly and will place a significant burden on management.  We cannot assure you that measures already taken, or any future measures, will enable us to provide accurate and timely financial reports, particularly if we are unable to hire additional personnel in our accounting and financial department, or if we lose personnel in this area. Any failure to improve our internal controls or other problems with our financial systems or internal controls could result in delays or inaccuracies in reporting financial information, or non-compliance with SEC reporting and other regulatory requirements, any of which could adversely affect our business and stock price.

Our common stock is subject to the SEC’s Penny Stock Regulations.

Our common stock is subject to the SEC’s “penny stock” rules.  These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to the broker-dealer and the registered underwriter, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market.  In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years.  Further, monthly statements must be sent disclosing current price information for the penny stock held in the account.  The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the purchase.  The foregoing rules may materially and adversely affect the liquidity for the market of our common stock.  Such rules may also affect the ability of broker-dealers to sell our common stock, the ability of holders of such securities to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

Certain provisions of our charter and bylaws may discourage mergers and other transactions.

Certain provisions of our articles of incorporation and bylaws may make it more difficult for someone to acquire control of us.  These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business.  These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.  The ability to issue “blank check” preferred stock are traditional anti-takeover measures.  These provisions may be beneficial to our management and the board of directors in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such tender offer, or who may want to replace some or all of the members of the board of directors.

Our board of directors may issue additional shares of preferred stock without stockholder approval.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock.  Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of common stock.  In addition, the issuance of additional shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of the Company.  Although we do not have any current plans to issue any shares of preferred stock, we may do so in the future.

We depend on key personnel.

Our success depends of the contributions of our key management personnel, including Mr. William “Buck” Shrewsbury, Chairman, Chief Executive Officer, and President, Mr. Jose Fuentes, our Chief Financial Officer and Secretary.  If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.  We do not have key man life insurance on any of our officers.

In addition, the loss of key members of our sales and marketing teams could jeopardize our positive relations with our customers.  Any loss of key technical personnel would jeopardize the stability of our infrastructure and our ability to provide the service levels our customers expect.  The loss of any of our key officers or personnel could impair our ability to successfully execute our business strategy, because we substantially rely on their experience and management skills.

We have never paid a cash dividend

We have not declared a cash dividend and we do not anticipate paying such dividends in the foreseeable future.

Risks Related to Our Industries

Product liability claims may occur.

Any failure by our rail material and mining supplies products could expose us to product liability claims for personal injury and wrongful death. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable rates.  Insurance can be expensive, and we may not always be able to purchase insurance on commercially acceptable terms, if at all. Claims brought against us that are not covered by insurance or that result in recoveries in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

We depend on a small number of customers for a substantial portion of our revenues.

Approximately 73.1% of our revenue for the six months ended March 31, 2013, was derived from seven customers.  The loss of any one or more of such customers could have a material affect our business, financial condition and results of operations.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

We import most of our products from overseas.  Future fluctuations in exchange rate on foreign currencies could adversely affect our results in the event we make purchase and import our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

We are reliant upon third party distributors for the distribution and sale of our products in several domestic or jurisdictions.

We have engaged two independent sales agents to distribute and sell our products in the United States.  Approximately 99% of our sales are effected by such independent third party agents.

We operate in a highly competitive environment.

Our operations are subject to significant competitive pressures. We compete directly and indirectly with manufacturers and other suppliers of rail material and mining supplies.  Most of our competitors are larger than we are and may have greater access to financial resources or be less leveraged than us. In addition, the industry in which our products are used is a large, fragmented industry that is highly competitive.

Natural disasters or other global or regional catastrophic events could disrupt our operations and adversely affect results.

Despite our concerted effort to minimize risk to our distribution capabilities and corporate information systems and to reduce the effect of unforeseen interruptions to us through business continuity planning, we still may be exposed to interruptions due to catastrophe, natural disaster, pandemic, terrorism or acts of war, which are beyond our control. Disruptions to our facilities or systems, or to those of our key suppliers, could also interrupt operational processes and adversely impact our ability to distribute our products and provide services and support to our customers. As a result, our business, our results of operations, financial position, cash flows and stock price could be adversely affected.

ITEM 2.                     UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                     DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                     MINE SAFETY DISCLOSURES

None.

ITEM 5.                     OTHER INFORMATION

None.

ITEM 6.                     EXHIBITS

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-K.

Exhibit No.	Description	Filed Herewith
3.1	Articles of Amendment to Articles of Incorporation, dated July 25, 2005.	X
3.2	Articles of Amendment to Articles of Incorporation, dated December 24, 2007.	X
10.1	Lease agreement, dated November 19, 2012 by and among the registrant William Shrewsbury and Peggy Shrewsbury.	X
10.2	Business loan agreement and exhibits, dated November 7, 2012, by and between Home Federal Savings and Loan Association.	X
10.3	Promissory Note, dated effective February 27, 2009, issued to Mr. William Shrewsbury.	X
10.4	Promissory Demand Note, dated April 30, 2012, issued to Mr. William Shrewsbury.	X
10.5	Security Agreement dated April 30, 2012, between the registrant and Mr. William Shrewsbury	X
31.1	Certification of Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, as Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	X
32.1	Certification by Principal Executive Officer Pursuant to 18 U.S.C., as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
32.2	Certification by Principal Financial Officer Pursuant to 18 U.S.C., as adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	X
101.INS	XBRL Instance Document **	X
101.SCH	XBRL Taxonomy Extension Schema Document **	X
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **	X
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **	X
101.LAB	XBRL Taxonomy Extension Label Linkbase Document **	X
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **	X

**
Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TX HOLDINGS, INC.

By:	/s/ William Shrewsbury	By:	/s/ Jose Fuentes
	William Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Dated: May 3, 2013