Form 10-Q
period 2013-06-30
TX Holdings, Inc.
filed 2013-07-26
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission File No. 000-32335
TX HOLDINGS, INC. (Exact Name of Registrant as Specified in its Charter)
Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2558702 (I.R.S. Employer Identification No.)
12080 Virginia Blvd., Ashland, KY 41102 (Address of principal executive offices and zip code)	(606) 928-1131 (Registrant’s telephone number, including area code)
________________________________________ (Former Name, Former Address and Former Fiscal Year, if Changed Since Last Report)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                      Accelerated filer ☐                                        Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

On July 26, 2013, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX Holdings, Inc.
Form 10-Q
For the Quarter Ended June 30, 2013

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2012,  Part I, Item 1A – Risk Factors of this report, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, and elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2012, and Part I, Item 1A – Risk Factors of this report, You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2012, and Part I, Item 1A – Risk Factors of this report, in evaluating our forward-looking statements.

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

TX Holdings, Inc.
CONDENSED BALANCE SHEETS
June 30, 2013 and September 30, 2012

	Unaudited	Unaudited
	June 30,	September 30,
	2013	2012
ASSETS
Current assets:
Cash and cash equivalents	$21,510	$3,135
Accounts Receivable, net	306,278	200,275
Inventory	1,681,241	771,977
Commission advances	31,781	56,375
Notes receivable-current	10,000	10,000
Other current assets	36,876	43,771
Total current assets	2,087,686	1,085,533

Property and equipment	50,606	55,797
Notes receivable, less current portion	27,380	30,000
Other	200	50,200

Total Assets	$2,165,872	$1,221,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Notes payable to a stockholder	$1,351,997	$1,351,997
Accrued liabilities	807,432	788,185
Accounts payable	561,073	279,655
Advances from stockholder/officer	523,583	307,082
Bank-line of credit	248,500	–
Total current liabilities	3,492,585	2,726,919

Asset retirement obligation	–	5,000
Total Liabilities	3,492,585	2,731,919

Commitments and contingencies (Note 3)

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding as of June 30, 2013 and September 30, 2012	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 and 46,553,084, shares issued and outstanding at June 30,2013 and September 30, 2012 respectively.	9,293,810	9,233,810
Additional paid-in capital	4,304,280	4,304,280
Accumulated deficit	(14,924,803)	(15,048,479)
Total stockholders’ deficit	(1,326,713)	(1,510,389)

Total Liabilities and Stockholders’ Deficit	$2,165,872	$1,221,530

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
UNAUDITED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2013 and 2012

	Three Months Ended		Nine Months Ended
	June 30,	June 30,	June 30,	June 30,
	2013	2012	2013	2012

Revenue	$1,330,650	$797,532	$3,060,971	$1,826,048

Cost of goods sold	823,892	645,455	2,097,649	1,459,208

Gross profit	506,758	152,077	963,322	366,840

Operating expenses, except items shown separately below	106,557	124,924	315,301	331,637
Commission expense	170,145	109,004	338,910	183,202
Professional fees	28,156	80,224	115,465	195,939
Stock-Based Compensation	–	–	–	27,040
Depreciation expense	4,445	2,731	13,335	6,610
Total operating expenses	309,303	316,883	783,011	744,428

Income (loss) from operations	197,455	(164,806)	180,311	(377,588)

Other income and (expense):
Gain on extinguishment of debt	32,458	–	32,458	62,719
Gain/Loss on disposal of fixed assets	–	(12,064)	500	(12,064)
Bad Debt Expense	(20,993)	–	(20,993)	–
Other income		3,743	–	7,506
Interest expense	(22,921)	(29,611)	(68,600)	(94,228)

Total other income and (expense), net	(11,456)	(37,932)	(56,635)	(36,067)

Net income/(loss)	$185,999	$(202,738)	$123,676	$(413,655)

Gain/(loss) per common share
Basic	$–	$–	$–	$–
Diluted	–	–	–	–
Total	$–	$–	$–	$–

Weighted average number of common shares outstanding
Basic	48,053,084	49,547,338	47,838,898	52,016,733
Diluted	–	–	–	–
Total	48,053,084	49,547,338	47,838,898	52,016,733

The accompanying notes are an integral part of these financial statements

TX HOLDINGS INC.
UNAUDITED STATEMENT OF CHANGES IN STOCKHOLDERS’ DEFICIT
For Nine Months Ended June 30, 2013

			Additional
	Common Stock		Paid in	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2012	46,553,084	$9,233,810	$4,304,280	$(15,048,479)	$(1,510,389)

Common Stock issued for professional service	1,500,000	60,000			60,000

Net Income				123,676	123,676

Balance at June 30, 2013	48,053,084	$9,293,810	$4,304,280	$(14,924,803)	$(1,326,713)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
UNAUDITED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2013 and 2012

	Nine Months Ended
	June 30, 2013	June 30, 2012
Cash flows used by operating activities:
Net income/(loss)	$123,676	$(413,655)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation expense	13,335	6,610
Bad debt reserve	20,993	–
Gain on extinguishment of debt	(32,458)	(62,719)
Loss on settlement of accounts payable	10,116	–
Loss on sale of fixed assets	–	12,064
Gain on sale of equipment	(500)	–
Accounting for warrants issued to an officer and the Board	–	27,040

Changes in operating assets and liabilities:
Commission advances	24,594	(51,315)
Deposits	50,000	(200)
Accounts receivable	(126,996)	(433,033)
Inventories	(909,264)	(900,847)
Other current assets	6,895	–
Accounts payable	331,302	334,691
Accrued liabilities	51,705	284,849
Notes Receivable	2,620	–
Stockholder advances for operations	18,000	–
Net cash used in operating activities	(415,982)	(1,196,515)

Cash flows used in investing activities:
Proceeds received on sale of equipment	500	40,000
Purchase of equipment	(13,144)	(19,000)
Net cash used in investing activities	(12,644)	21,000

Cash flows provided by financing activities:
Proceeds from line of credit	248,500	–
Proceeds from stockholder/officer advances	284,501	1,237,439
Payments of stockholders advances	(86,000)	(50,000)
Net cash provided by financing activities	447,001	1,187,439

Increase in cash and cash equivalents	18,375	11,924
Cash and cash equivalents at beginning of period	3,135	3,019

Cash and Cash Equivalents at end of period	$21,510	$14,943

Non-cash investing and financing activities:
Accounts payable exchanged for common stock	$49,884	–
Increase in notes payable to a stockholder from reclass from Advances from stockholder/officer	–	$(1,062,000)
Decrease in property and equipment from recognition of asset retirement obligation	–	$18,012

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

Commencing in December 2011, the Company’s business was expanded to include the distribution of rail material and mining supplies consumed by the coal mining industry in the production and transportation process. The Company distributes and sells its products through two independent sales agents who are compensated based on commission.

In connection with the Company’s business expansion, Mr. William Shrewsbury, the Company’s Chairman and CEO, provided financing in the form of a revolving promissory note for the amount of $1,062,000. The note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. The new financing is secured by a lien on the Company’s assets. Effective September 30, 2011 a note payable was issued to William Shrewsbury in the amount of $289,997 to cover the principal due on certain advances from Mr. Shrewsbury.  The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. As of June 30, 2013 Mr. Shrewsbury has also advanced the Company an additional $523,583, which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

Commencing in December 2004, the Company began focusing its business on oil and gas exploration and production. In February and April 2006, the Company acquired certain oil and gas leases and began development of a plan for oil and gas producing operations.  The Company continues to be interested in possible opportunities in the Oil and Gas industry.

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

On May 30, 2012, the Company sold 100% of the interest in the Parks lease for $80,000.  The Company received a down payment of $40,000 and a note for the balance of $40,000. The Note is secured by future Park’s lease production. As of June 30, 2013, the note has a remaining balance of $37,380.

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC (“Hewitt”), a company owned by Douglas C. Hewitt, a Director of TX Holdings, Inc. at the time of the transaction.  The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% Working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a six month period. Mr. Hewitt resigned as a director on July 27, 2007. Subsequently, the Company and Hewitt mutually agreed to terminate the Strategic Alliance Agreement and negotiate the participation in individual projects. As one of the projects, the Company acquired an 8% interest on the Perth Lease which was relinquished as part of a legal settlement in May, 2012. On September 30, 2011 and September 30, 2010, the Company recorded impairment losses on the Perth lease of $50,000 and $302,560 respectively.

The Company would need to obtain a combination of debt and equity financing if it is able to finance an oil and gas field to acquire new oil fields and develop those fields. Currently, management cannot provide any assurance regarding a possible successful acquisition and financing the development of any future field.

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

Currently, the Company has no revenue from oil and gas operations. Revenue from oil and gas operations was recognized upon delivery of the oil and gas to the purchaser of the oil and gas.

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

The Company has suffered recurring losses while devoting substantially all of its efforts to raising capital and identifying and pursuing business opportunities. Currently, management believes that its best opportunities lie in the oil and gas industry and the distribution of rail material and mining supplies consumed in the coal mining industry. The Company’s total liabilities exceed its total assets and the Company is reliant upon loans and advances furnished to the Company by its Chairman, William Shrewsbury in an aggregate amount of $1,875,580. One of the loans from Mr. Shrewsbury in the amount of $1,062,000 is secured by a lien on all of the Company’s assets.

On November 7, 2012 the Company obtained a loan in the amount of $250,000 from a bank. The loan is secured by a priority security interest in the Company’s inventory and matures on November 7, 2013. Interest on the loan is payable monthly and is calculated on the basis of an independent variable indexed rate which is currently 3.250% per annum. The loan is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. The Company is negotiating an extension of the term of the bank loan.

These factors raise substantial doubt about the Company’s ability to continue as a going concern.  The accompanying financial statements have been prepared on a going concern basis, which contemplates continuing operations and realization of assets and liquidation of liabilities in the ordinary course of business.  The Company’s ability to continue as a going concern is dependent upon its ability to raise sufficient capital and to implement a successful business plan to generate profits sufficient to become financially viable. The financial statements do not include adjustments relating to the recoverability of recorded assets or the implications of associated bankruptcy costs if the Company is unable to continue as a going concern.

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On December 10, 2012,, the Company authorized the issuance of an aggregate of 1,300,000 common stock purchase warrants to officers and directors which were not included in the three months and nine months ended June 30 2013 calculation of diluted net gain/loss per share. The warrants’ exercise price exceeds the average market price for the periods and inclusion of the warrants would be anti-dilutive.

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin is expected to receive every six months 50,000 warrants, for an aggregate of 400,000 warrants.  The warrants are exercisable at price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance.  The initial tranche of 50,000 warrants are issuable effective July 1, 2012. On January 1, 2013 and July 1. 2013 an additional 50,000 warrants per period were issuable to Mr. Chafin pursuant to the agreement. The warrants were not included in the calculation of diluted earnings per share since the inclusion would be anti-dilutive.

NOTE 3 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of June 30, 2013, the Company had an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997. The note bears interest at the rate of 10% per annum and is payable on demand. Interest on the notes payable has been accrued.

As of June 30, 2013, Mr. Shrewsbury had advanced an aggregate of $523,583 to the Company.

In the nine months ended June 30, 2013, interest expense of $68,600, in the accompanying statements of operations, relates to the promissory notes and the revolving credit arrangement.

PARK’S LEASE

On January 28, 2011, TX Holdings entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease in which the Company owned a 75% working interest.  As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company agreed to relinquish an 8.5% working interest which it had in the Contract Area 1 lease, pay the sum of $10,000 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000.  The Company received a down payment of $40,000 and a note for the balance of $40,000. The Note is secured by future Park’s lease production.

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

CONVERTIBLE DEBT ISSUED TO STOCKHOLDER AND FORMER OFFICER

In September 2007, Mark Neuhaus, the former Chairman of the Board of Directors and former Chief Executive Officer of the Company, caused the company to issue to him a convertible promissory note in the amount of $1,199,886 (the “Neuhaus Note”) bearing interest at 8% per annum and due and payable within two years for payments in cash and common stock made on behalf of the Company through that date. The conversion price was $0.28 per common share (the market price of the Company’s common stock on the date of the note) which would have automatically converted on the two-year anniversary of the note if not paid in full by the Company. The conversion price was subject to anti-dilution adjustments.

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

On May 18, 2012, the Company reached a settlement with Mark Neuhaus with regard to the Neuhaus Litigation. Pursuant to a settlement agreement among the parties, the Company and Mark Neuhaus agreed to settle the Neuhaus litigation,   Mr. Neuhaus returned to the Company 6,718,813 shares previously issued to him, Mr. Neuhaus released all claims against the Company related to the Neuhaus Note, including accrued interest along with any other liability owed to him.  Mr. Neuhaus was permitted to retain 2,500,000 shares of the Company owned by him.  The Company agreed that it would, within ten days of the effective date of the agreement, take steps to lift the restrictions on the transferability or public resale of such shares. The returned shares were canceled by the Company. In return, the Company paid Mr. Neuhaus $100,000.  The settlement agreement provided for mutual general releases between the parties, except for claims the Company has or might have against Dexter and Dexter Attorneys At Law, P.C., and Michael Cederstrom. Also, the Company agreed to execute, exchange and deliver mutual general releases with Hewitt Energy Group, LLC, Douglas C. Hewitt, MA&N, LLC, and Nicole Bloom Neuhaus

The Company accounted for the settlement as a “multiple element” transaction consisting of a debt extinguishment element and a stock repurchase element. The $100,000 cash payment was apportioned based on the relative fair value of the debt and repurchased shares. The difference between the cash portion for the debt extinguishment was credited to “additional paid-in capital” pursuant to ASC 470-50-40-2. The difference between the stated value of the repurchased shares and the cash portion paid to repurchase the shares was credited to “additional paid-in capital” pursuant to ASC 505-30-30-9.

LEASE AGREEMENT WITH  STOCKHOLDER AND OFFICER

On November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury   whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and some warehouse space to store the Company’s inventory. The lease has a two year term starting October 1, 2012 and ending August 31, 2014.  The lease rental is $2,000 per moth payable the first of each month. As of June 30, 2013, the Company has accrued lease payments in the amount of $36,000 included in the advances from stockholders/officers.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company.  The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company.  Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the nine months ended June 30, 2013 the amount of such commission was $2,046. The Company believes such commissions rates charged are consistent with industry-wide charges for similar services and do not adversely affect the Company’s transportation costs.

NOTE 4 – NOTES PAYABLE TO THIRD PARTY

On November 7, 2012 the Company obtained a loan in the amount of $250,000 from a bank. The loan is secured by a priority security interest in the Company’s inventory and matures on November 7, 2013. Interest on the loan is payable monthly and is calculated on the basis of an independent variable indexed rate which is currently 3.250% per annum. The loan is guaranteed as to principal and interest, and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. The Company is negotiating an extension of the term of the loan.

NOTE 5 – SEGMENT INFORMATION

ASC 280-10, “Disclosures about Segments of an Enterprise and Related Information,” establishes standards for the manner in which companies report information about operating segments in annual and interim financial statements.  It also establishes standards for related disclosures about products and services, geographic areas, and major customers.  The method for determining what information to report is based on the way management organizes the operating segments within the Company for making operating decisions and assessing financial performance.  The Company’s chief operating decision-maker is considered to be the Company’s chief executive officer (“CEO”).  The CEO reviews financial information presented on an entity level basis accompanied by disaggregated information about revenues by product type for purposes of making operating decisions and assessing financial performance.  The entity level financial information is identical to the information presented in the accompanying statements of operations.  The Company currently has one revenue stream in the mining industry which includes rail and its various components and, mining supplies including miner bits.

	Unaudited	Unaudited
	Nine months ended	Nine months ended
	June 30, 2013	June 30, 2012

Revenues from unaffiliated customers
Mining	$3,060,971	$1,809,657
Oil and Gas	–	16,391
	$3,060,971	$1,826,048
Operating profit or loss
Mining	$292,276	$(105,902)
Oil and Gas	(111,965)	(271,686)
	180,311	(377,588)

Other income (expense), net	(56,635)	(36,067)
Net income/(loss)	$123,676	$(413,655)

	Unaudited June 30, 2013	Unaudited September 30, 2012
Identifiable assets:
Mining	$2,093,724	$1,102,878
Oil and gas	48,562	109,047
Total segment assets	$2,142,286	$1,211,925
Total general corporate assets	23,586	9,605
Total Assets	$2,165,872	$1,221,530

	Unaudited June 30, 2013	Unaudited June 30, 2012
Capital expenditures:
Mining	$13,144	$19,000
Oil and gas	–	–
	$13,144	$19,000

Depreciation, Depletion and amortization:
Mining	$10,470	$3,166
Oil and gas	2,865	3,444
	$13,335	$6,610

NOTE 6 -- RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2012 and through July 26, 2013, several new accounting pronouncements were issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

In December 2011, the Company expanded its business to include the distribution of rail material and mining supplies consumed by the coal mining industry in the production and transportation process, which includes rail and its various components and, mining supplies including miner bits.

The Company purchases its rail material and mining supplies from several manufacturers of such products. The products are shipped to our warehouse in Ashland, Kentucky which we then distribute to our customers.

The Company distributes and sells its products through two independent sales agents who are compensated on a commission basis.

During the quarter ended June 30, 2013, the Company had net income of $185,999 as compared to a net loss of $202,738 for the same period in 2012.  The quarter ended June 30, 2013, is the second consecutive quarter in which the Company has reported net income and reflects the Company’s increased sales activities, its ability to control or obtain reductions in its product costs, and control expenses. The Company’s net income for the nine months ended June 30, 2013, was $123,676 compared to a net loss of $413,655 for the comparable period in 2012.

Revenues for the quarter ended June 30, 2013, were $1,330,650 as compared to $797,532 for the same period in 2012, and for the nine months ended June 30, 2013, were $3,060,971 as compared to $1,826,048 in 2012 an approximately 68% increase.

Net cash used in operating activities was $ 415,982 during the nine months ended June 30, 2013.  Operating cash funded by the Company’s credit line and a stockholder’s advance amounted to $248,500 and $216,501 respectively.

In connection with the Company’s new line of business, Mr. William Shrewsbury, the Company’s Chairman and CEO, has agreed to provide financing in the form of  a revolving promissory note in the amount of  $1,062,000. The promissory note is secured by a lien on the Company’s assets that is subordinated to the bank’s indebtedness. Also, we have indebtedness due to Mr. Shrewsbury in the amount of $289,997 pursuant to a note, dated effective February 27, 2009, and as of June 30, 2013 advances due to Mr. Shrewsbury in the amount of $523,583. On November, 2012, the Company obtained a bank line of credit in the amount of $250,000 that is secured by a lien on the Company’s inventory.

The Company’s success is dependent upon its ability to grow rail products and mining supplies sales. There can be no assurance that the Company will be successful in this new venture.

The Company plans to use all revenues for general corporate purposes.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2013 Compared To Three Months Ended June 30, 2012

Revenues from Operations

Revenues for the three months ended June 30, 2013 were $1,330,650 as compared to $797,532 for the same period in 2012, an increase of $533,118 or a 66.8%.  In December 2011, the Company began expanding its business to include the distribution of rail material and mining supplies consumed in the coal mining industry. The increase in revenue is attributed to our increased sales of mining supplies. The increase in sales can be attributed to the Company expanding its products and customer base.

Cost of Goods Sold

During the quarter ended June 30, 2013, the Company’s cost of goods sold was $823,892 as compared to cost of goods sold of $645,455 for the quarter ended June 30, 2012, an increase of $178,437 or 27.6%.  The increase in cost of goods sold resulted from the higher sales volumes during the quarter ended June 30, 2013.

Operating Expenses

Operating expenses for the three months ended June 30, 2013 were $309,303 as compared to $316,883 for the three months ended June 30, 2012 a decrease of $7,580 or 2.4%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	June 30, 2013	June 30, 2012	$ Change	%Change
Operating Expense
Commission Expense	$170,145	$109,004	$61,141	56.1%
Professional fees	28,156	80,224	(52,068)	(64.9)
Depreciation expense	4,445	2,731	1,714	62.8
Other operating expense	106,557	124,924	(18,367)	(14.7)
Total	$309,303	$316,883	$(7,580)	(2.4)

Commission expense for the three months ended June 30, 2013 were $170,145 compared to $109,004 for the same period in 2012, an increase of $ 61,141 or 56.1%. The higher commission is a direct result of the increased sales during the current period.

The  professional fees decrease of $52,068 or 64.9%  for the three months ended June 30, 2013, as compared to the same period the prior year, is the result of lower legal expenses associated with the legal settlement expenses between the Company and Mark Neuhaus and several other defendants recorded in the first half of 2012.

On September, 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business. Depreciation of the new brazing machine accounted for an increase in depreciation of $1,250 for the quarter ended June 30, 2013 over the same quarter the prior year.

For the three months ended June 30, 2013, other operating expenses of $106,557 decreased by $18,367 or 14.7% from the $124,924 for the same period in 2012. The lower operating expenses resulted from lower well work-over related expenses, incurred in the period ended June 30, 2012 of $43,377. The lower expenses were partially offset by higher operating supplies of $28,642 during the current period.

Other Income and Expense

Other Expense was $11,456 for the three months ended June 30, 2013 as compared to Other Expense of $37,932 for the three months ended June 30, 2012. The decrease of $26,476 resulted primarily from reversal of a $32,458 prior period debt recorded in June 30, 2013 and  lower interest expense of $6,690. On May, 2012, the Company reached a legal settlement with Mark Neuhaus (prior CEO) and several defendants and, as part of the settlement accrued interest on debt due to Mark Neuhaus was written-off. The lower interest as of June 30, 2013, when compared to the same period during the prior year can be attributed of having recorded no interest on the debt to Mark Neuhaus during 2013. Estimated uncollectable receivable, for one customer, in the amount of $20,993 was recorded as bad debt for the period ended June 30, 2013, whereas no bad debt expense was incurred in the period ended June 30, 2012.

Net Income or Loss

For the quarter June 30, 2013, the Company had a net income of $185,999 compared to a net loss of $202,738 for the quarter ended June 30, 2012, a positive increase of $388,737. The increase resulted from higher gross profit generated by sales of mining supplies, over the same period of the prior year.

Gross profit for the period ended June 30, 2013 was $506,758, an increase of $354,681 or 233.2% over the gross profit of $152,077 for the three months ended June 30, 2012. The higher gross profit in the current period resulted from higher sales volume arising from the Company expanding its rail and mining supplies product base and lower supplier costs.

In addition to the gross profit increase of $354,681, during the  three months of June 30, 2013 when compared to the same period the prior year, the Company realized a favorable reduction in operating expenses and Other Expense of $7,580 and $26,476 respectively.

Nine Months Ended June 30, 2013 Compared to Nine Months Ended June 30, 2012

Revenues from Operations

Revenues for the nine months ended June 30, 2013 were $3,060,971 as compared to $1,826,048 for the same period in 2012, an increase of $1,234,923 or 67.6%.  In December 2011, the Company began expanding its business to include the distribution of rail material and mining supplies consumed in the coal mining industry. The increase in revenue is attributed to our increased sales of rail and mining supplies. The increase in sales was attributable to higher sales volumes as the Company expands its products and customer base.

Cost of Goods Sold

During the nine months ended June 30, 2013 the Company’s cost of goods sold was $2,097,649 as compared to cost of goods sold of $1,459,208 for the nine months ended June 30, 2012, an increase of $ 638,441 or 43.8%.  The increase in cost of goods sold is a direct result of the increase in sales volume as the Company continues to expand its products and customer base in the rail material and mining supplies products consumed in the coal mining industry.

Operating Expenses

Operating expenses for the nine months ended June 30, 2013 were $783,011 as compared to $744,428 for the nine months ended June 30, 2012 an increase of $38,583 or 5.2%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the nine-month period.

	Nine Months Ended
	June 30, 2013	June 30, 2012	$ Change	%Change
Operating Expense
Commission Expense	338,910	183,202	155,708	85.0%
Professional fees	115,465	195,939	(80,474)	(41.1)
Stock-Based Compensation	–	27,040	(27,040)	(100.0)
Depreciation expense	13,335	6,610	6,725	101.7
Other operating expense	315,301	331,637	(16,336)	(4.9)
Total	783,011	744,428	38,583	5.2

Commission expense for the nine months ended June 30, 2013 was $338,910 compared to $183,202 for the same period in 2012, an increase of $155,708 or 85.0%.  The increase in commission expense during the nine months ended June 30, 2013 resulted from higher sales as the Company continues to expand its products and customer base in the retail and wholesale distribution of rail and mining supplies business.

The $80,474 or 41.1% decrease in professional fees when comparing the nine months ended June 30, 2013 to the nine months ended June 30, 2012 resulted from higher litigation expense in 2012 arising from the settlement of litigation between the Company and Mark Neuhaus (prior CEO) and several other defendants.

Stock-based compensation decreased $27,040 during the nine months ended June 30, 2013 as compared to the same period in the prior year, and resulted from the issuance of stock  for  services by the Company during 2012, and no such stock being issued during the nine month period ended June 30, 2013.

Depreciation expense of $13,335 for the nine months ended June 30, 2013 represents an increase of $6,725 or 101.7% when compared to depreciation expense of $6.610 during the nine months ended June 30, 2012. On September, 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business. Depreciation of the new brazing machine accounted for an increase in depreciation of $3,750 for the nine months ended June 30, 2013 over the same nine months during the prior year. Higher depreciation of $1,971 resulted from the purchase of new shipping handling equipment.

Other operating expenses increased by $16,336 or 5.2% when comparing the nine months ended June 30, 2013 to the same period in the prior year. The increase results from higher contract labor cost ($19,456) and higher equipment rental cost ($9,300) incurred in the nine months ended June 30, 2013.  The higher contract labor and equipment rental were partially offset by lower cost in several other operating expense categories.

Other Income and Expense

Other Expense was $56,635 for the nine months ended June 30, 2013 as compared to $36,067 for the nine months ended June 30, 2012, an increase of $20,568 or 57%. The increase is the direct result of a reversal of a $62,719 prior period debt in the nine months ended June 30, 2012 partially offset by a reversal of a $32,458 prior period debt recorded in June 2013. Lower interest expense contributed an additional favorable variance of $18,396 for the nine months ended June 30, 2013. In May, 2012, the Company reached a legal settlement with Mark Neuhaus (prior CEO) and several other defendants and, as part of the settlement interest being accrued on the debt to Mark Neuhaus was written-off. The lower interest as of June 30, 2013 when compared to the same period the prior year is a direct result of no additional interest being incurred on the debt to Mark Neuhaus during the nine months ended June 30, 2013.

Net Income or Loss

For the nine months ended June 30, 2013, the Company had a net income of $123,676 compared to a net loss of $413,655 for the nine months ended June 30, 2012, a favorable increase of $537,331.  The increase resulted from higher gross profit generated by sales of mining supplies, over the same period in the prior year.

Gross profit for the nine months period ended June 30, 2013 was $963,322, an increase of $596.482 or 162.6% over the gross profit of $366,840 for the nine months ended June 30, 2012. The higher gross profit is a result of higher current period sales volume as a result of the Company expanding its rail and mining supplies product base and identifying a new lower cost supplier.

The gross profit increase of $596,482, during the nine months ended June 30, 2013 when compared to the same period the prior year, was partially offset by higher operating expenses of $38,583 resulting primarily from higher sales commission expense. An increase in other expenses was due to a gain on extinguishment of debt of $62,719 recorded in June of 2012 partially offset by a a reversal of a $32,458 prior period debt recorded in June, 2013.  Lower interest expense from the write-off of debt to Mark Neuhaus (prior CEO) as part of a legal settlement in May, 2012 accounted for an additional favorable variance of $25,628.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended
	June 30, 2013	June 30, 2012
Cash used in operating activities	$(415,982)	$(1,196,515)
Cash used in investing activities	(12,644)	21,000
Cash provided by financing activities	447,001	1,187,439
Net Increase (decrease) in cash	$18,375	$11,924

Cash Used in Operating Activities

Cash used in operating activities for the nine months ended June 30, 2013 of $415,982 resulted from the continued effort by the Company to increase the finished goods inventory ($909,264) from the prior year-end levels to meet   projected increases in sales demand. Cash needs for inventory growth was minimized by an increase in accounts payable ($331,302) on purchases of inventory for resale.

Increase in inventory ($900,847) and receivables ($433,033) during the nine months ended June 30, 2012 were the direct result of the Company’s business expansion commencing in December 2011, to include the retail and wholesale distribution of rail fasteners and tooling, engineered components and advanced components and materials consumed by the coal mining industry in the production and transportation processes. The cash needs for the new business was partially mitigated by an increase in accounts payable ($284,849) associated with the purchase of finished goods inventory for resale.

Cash Used in Investing Activities

Cash used in investing activities was directed to the purchase of operating equipment during the  nine months ended June 30, 2013  ($13,144) and 2012 ($19,000). The new equipment was required for the shipping and warehousing of finished goods products related to the Company’s new rail and mining products business recently entered by the Company.

Cash Provided by Financing Activities

During the nine months ended June 30, 2013 and 2012. there were two  sources of cash  provided by financing activities, a bank credit line and loans and advances from William Shrewsbury (our Chairman and CEO).

On November 7, 2012, the Company obtained a loan in the amount of $250,000 from a bank. The loan is secured by a priority security interest in the Company’s inventory and matures on November 17, 2013. Interest on the loan is payable monthly and is calculated on the basis of a variable index. As of June 30, 2013 the Company had borrowed $248,500 under the line of credit and the current rate of interest under the loan is 3.25% per annum.

The second source of cash is from loans and advances to the Company by William Shrewsbury (our Chairman and CEO). As of June 30, 2013, pursuant to the terms of a revolving demand note, the Company had an outstanding loan from Mr. Shrewsbury of $1,062,000. The revolving demand note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. As of June 30, 2013 the Company had borrowed $1,062,000 under the loan facility. During the nine months ended June 30, 2013, Mr. Shrewsbury had also advanced an additional $216,501 to the Company that is repayable upon demand and does not bear interest.

Financial Condition and Going Concern Uncertainties

The Company ceased to be a development stage company effective March 31, 2012, following the Company’s decision to enter into the new business of distributing rail material and mining supplies consumed in the coal mining industry.

Except for the two consecutive quarters ended June 30, 2013, since inception, the Company has not produced sufficient funds for profitable operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank line of credit in connection with the development and expansion of its rail and mining supplies distribution business.  In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the success of our future operations.

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

As of June 30, 2013, the Company had cash and cash equivalents of $21,510 as compared to $3,135 as of September 30, 2012.  The increase in cash as of March 31, 2013 results from cash borrowed from the outstanding bank credit line of $250,000 and advances from William Shrewsbury (our Chairman and CEO).

The Company’s accounts receivable were $306,278 as of June 30, 2013, as compared to $200,275 as of September 30, 2012, an increase of $106,003 or 52.9%. Higher receivables as of June 30, 2013 are the direct result of the Company’s continued business growth in the rail and mining supplies distribution business and higher year-to-date sales ($3,060,971 in 2013 vs $1,826,048 in 2012).

Inventory was $1,681,241 as of the period ended June 30, 2013 as compared to $771,977 as of the year ended September 30, 2012, an increase of $909,264 or 117.8%.  In anticipation of the continued growth of the rail and mining supply business, the Company has increased the inventory levels to meet anticipated higher sales demand.

During the nine months ended June 30, 2013, our stockholders’ deficit decreases, from $15,048,479 to $14,924,803,   a decrease of $123,676 or .8%. The reported income for the nine months ended June 30, 2013 of $123,676 accounts for the decrease in stockholder’s deficit.

 During the quarter ended June 30, 2013, the Company’s net income was $185,999 compared to a net loss of $202,738 for the comparable period in 2012. The Company’s net income for the nine months ended June 30, 2013, was $123,676 as compared to a loss of $413,655 for the same period in 2012 representing an increase of $537,331.  The favorable increase can be directly attributed to the higher sales revenue of $3,060,971 for the nine months ended, June 30, 2013 compared to $1,826,048 for the nine months ended June 30, 2012, and reflect the continued expansion by the Company into the rail and mining supplies distribution business.

Currently, the Company is spending approximately $120,000 per month on operations. Management believes that the Company’s cash flows from operations, the loans and advances provided by Mr. Shrewsbury  and the line of credit provided by the bank to be sufficient to fund the Company operations for the next 12 months.

The Company continues to rely substantially upon financings provided by Mr. Shrewsbury and the bank to fund its operations. The terms of such financings are discussed below.

BANK LOANS

On November 7, 2012, pursuant to the terms of a business loan agreement, the Company obtained a loan in the amount of $250,000 from Home Federal Savings and Loan Association, a federally chartered savings and loans association. Interest on the loan is payable monthly in arrears. Interest under the loan is variable and is based upon Wall Street Journal Prime Rate. An event of default under the loan will occur if the Company fails to make any payment when due under the loan, it fails to comply with any term obligation, covenant or condition in the loan document or any other agreement between the bank and the Company, the Company defaults under any loan or similar agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan documents; the insolvency or occurrence of bankruptcy  event; commencement of foreclosure with regard to any property securing the loan; a 25% or more change in the beneficial ownership of the stock of the Company; a material adverse change in the financial condition of the Company; or the bank in good faith believes itself insecure. The loan is secured by the Company’s inventory and matures on November 7, 2013. The loan is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. The loan agreement contains other customary covenants and provisions. The Company is negotiating an extension of the term of the bank loan.

ADVANCES AND LOANS FROM MR. SHREWSBURY

On April 30, 2012 we issued a Revolving Promissory Demand Note to Mr. Shrewsbury, Chairman and CEO, in the principal amount of $1,062,000, covering advances made by Mr. Shrewsbury during the period December 21, 2012. The note bears interest at the rate of 5% per annum. The principal and accrued but unpaid interest become due and payable on demand or on April 30, 2015, whichever should first occur. An event of default under the note would occur if the interest or principal under the note is not paid when due; the Company is dissolved; any representation or warranty by the Company in the note or related agreement is false or erroneous in any material respect; the Company fails or omits to perform or observe any agreement in the note or related agreement; a judgment should be entered against the Company in any court of record; any deposit account of the Company is attached or levied upon; any voluntary petition by or involuntary petition against the Company is filed pursuant to bankruptcy law; the Company makes an assignment for the benefit of creditors;  there should be any other marshaling of  the assets and liabilities of the Company for the benefit of its creditors; or the Company enters in any merger or consolidation or sell, leases or otherwise disposes of all or substantially all of its assets other than in the ordinary course of business. Upon the occurrence of an event of default, the holder may declare the note due and payable and the principal and interest should be immediately due and payable. The note is secured by all of the Company’s assets and is subordinated to the bank loan including with regard to claims with regard to the Company’s inventory and assets.

As of June 30, 2013, the Company had an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997. The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. An event of default under the note will occur upon a failure to pay when due any principal or interest; a violation of any covenant or agreement contained in the note; an assignment for the benefit of creditors by the Company; an application for the appointment of a receiver or liquidator for the Company or its property; the filing of a petition in bankruptcy by or against the Company; the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000; a default by the Company with respect to any other indebtedness with respect to any installment debt whether or not owing to the holder; the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company; or the termination of existence or the dissolution of the Company  Upon the occurrence of an event of default, the holder is required to give written notice to the Company of the default, and the Company will have ten days to cure the default. If the default is not cured within the ten day cure period, the note will be in default and the entire unpaid principal sum hereof, together with accrued interest, will at the option of the holder become immediately due and payable in full. The note is subordinated to the bank loan including with regard to claims with the Company’s inventory and assets.

As of June 30, 2013, Mr. Shrewsbury had advanced an aggregate of $523,583 to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of June 30, 2013 and September 30, 2012.

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

As of June 30, 2013, we have incurred debt due to Mr. Shrewsbury in the form of notes and advances in the aggregate amount of $1,875,580, of which $1,351,997 is covered by two notes that are repayable upon demand. We have outstanding accounts payable of $561,073 and other accrued liabilities of $807,432. Also, the Company owes $248,500 under a bank line of credit which is secured by the Company’s inventory and which becomes due on November 7, 2013.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal under the demand note due to Mr. Shrewsbury in the event he makes a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns. The Company is negotiating an extension of the term of the loan. There can be no assurance that we will be able to extend our bank line of credit.

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

As of June 30, 2013, our directors and executive officers beneficially owned approximately 22.9% of our shares of common stock. Our directors, executive officers and a most highly compensated employee are entitled to cast an aggregate of 9,924,317 votes on matters submitted to our stockholders for a vote, or approximately 20.7 % of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

Risks Related to Our Industries

We depend on a small number of customers for a substantial portion of our revenues.

Approximately 56% of our revenue for the nine months ended June 30, 2013, was derived from five customers.  The loss of any one or more of such customers could have a material affect our business, financial condition and results of operations.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.                      DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.                      MINE SAFETY DISCLOSURES

None.

ITEM 5.                      OTHER INFORMATION

None.

ITEM 6.                      EXHIBITS

None

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

Dated: July 26, 2013

