Form 10-K
period 2013-09-30
TX Holdings, Inc.
filed 2013-12-03
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2013
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 000-32335
TX HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	58-2558702
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

12080 Virginia Blvd., Ashland, KY 41102	(606) 928-1131
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:  None

Securities registered pursuant to Section 12(g) of the Securities Exchange Act: Common stock, no par value per share

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definition of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer ☐                                                              Accelerated filer ☐
Non-accelerated filer ☐                                                                Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the average of bid and asked prices for the Common Stock on March 29, 2013, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Markets Group, Inc.’s OTCQB was approximately $5,766,370.

As of October 25, 2013, the number of shares of the registrant’s common stock outstanding was 48,053,084.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K contains forward-looking statements which provide our current expectations or forecasts of future events.  Forward-looking statements in this report include, without limitation:

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors, and, Part II, Item 7 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, and elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A – Risk Factors. You should carefully consider the factors described in Part I, Item 1A - Risk Factors and Part II, Item 7 – Management’s Discussion and Analysis of Financial Condition and Results of Operations of this report, in evaluating our forward-looking statements.

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

2

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2013

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

PART I

ITEM 1. BUSINESS

Introduction

TX Holdings, Inc. (“TX Holdings,” the “Company,” “we,” “our,” or “us”), is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail material directly and through other suppliers to the United States’ coal mining industry for use in their production and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky.

We were incorporated in the State of Georgia on May 15, 2000, under the name HOM Corporation.  On January 22, 2003, we changed our name to R Wireless, Inc., and, on July 27, 2005, changed our name to TX Holdings, Inc. The Company ceased to be a “development stage company” on March 31, 2012.

Our web site address is www.txholdings.com.  Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Prior Business Activities

Prior to expanding into our current business line and commencing in 2004, we focused our business on oil and gas exploration and production and, in February and April 2006, we acquired certain oil and gas leases and began development of a plan for oil and gas producing operations.

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. (“Masada) to acquire a 75% working interest in the Parks lease located in Callahan County, Texas. The Parks lease covered 320 acres and had 22 wells which were considered capable of minimal production rates (2 to 3 bbls per day). On January 28, 2011, the Company purchased from Masada Oil the remaining 25% working interest and thereby increasing the Company working interest on the Parks lease to 100%. In addition to the 25% working interest, the Company purchased 2 acres of land and a 1,400 square foot storage building on the property. In consideration for the purchase, the Company paid $10,400 cash, relinquished an 8.5% working interest on the Contract Area 1(non-producing ) lease with a book value of $0 and, assumed a $17,000 liability previously owed by the 25% prior lease owner. The Company also adjusted the recorded asset retirement obligation by $27,969 for the release of the liability for Contract Area 1 and the increase in the liability for the Parks lease. On May 30, 2012, we sold 100% of our interest in the Parks lease, our sole remaining oil and gas lease interest for $80,000 and received as consideration a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future Park’s lease production. As of September 30, 2013, the note has a remaining outstanding balance of $37,380.

On or about May 7, 2007, the Company entered into a Strategic Alliance Agreement with Hewitt Energy Group, LLC (“Hewitt”), a company owned by Douglas C. Hewitt, a Director of TX Holdings, Inc. at the time of the transaction.  The Strategic Alliance Agreement provided that TX Holdings, Inc. would acquire a 50% Working Interest in eight projects in Kansas and Oklahoma. The purchase and development of all of the prospects were estimated at approximately $15,000,000 in cash and stock to be paid over a six month period. Mr. Hewitt resigned as a director on July 27, 2007. Subsequently, the Company and Hewitt mutually agreed to terminate the Strategic Alliance Agreement and negotiate the participation in individual projects. As one of the projects, the Company acquired an 8% interest on the Perth Lease which was relinquished as part of a legal settlement in May 2012. On September 30, 2011 and September 30, 2010, the Company recorded impairment losses on the Perth lease of $50,000 and $302,560 respectively.

Recent Financing Activities

In connection with our expansion into the business of distributing rail and mining drilling supplies to the U.S. coal industry on a wholesale and retail basis, our Chairman and CEO, Mr. William Shrewsbury, provided financing in the form of a revolving demand promissory note in the amount of $1,062,000. The note bears interest at the rate of 5% per annum and becomes due and payable on the earlier of the date of demand or on April 30, 2015. The financing is secured by a lien on our assets.

Effective February 27, 2009, a promissory note in the amount of $289,997 was issued to Mr. Shrewsbury to cover the principal due on certain advances from Mr. Shrewsbury.  The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015.

As of September 30, 2013, Mr. Shrewsbury had also advanced to the Company an additional $499,583 which is not interest bearing.

The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness. Mr. Shrewsbury has committed to the Company not to demand payment of the notes before their respective due dates.

On November 7, 2012, we obtained a line of credit in the amount of $250,000 from a bank. The loan is secured by a priority security interest in the Company’s inventory and matures on November 7, 2014.  Interest on the loan is payable monthly and is calculated on the basis of a variable index. As of September 30, 2013 the Company had borrowed $248,500 under the line of credit and the current rate of interest under the loan is 3.25% per annum.  Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

Our Business

Background

We sell rail material and drill bits, augurs, related tools and mining supplies to U.S. coal mine operators and distributors primarily located in Ohio, Pennsylvania, Kentucky and West Virginia.

The U.S. coal industry produced approximately 1.016 billion short tons of coal in 2012 (1.095 billion in 2011) from coal mining operations.  The average price of coal per short ton in 2011 was $41.01.  In the U.S., coal is produced from mines located in approximately 25 states.  The principal coal producing states are Wyoming, West Virginia, Kentucky, Illinois and Texas.  Coal is used to generate approximately 40% of the electricity in the U.S., but is also used for coke production and for certain industrial applications, such as cement making.

As of 2011, there were approximately 1,325 active coal producing mines in the U.S. (1,285 in 2010), and approximately 700 coal producers, of which 29 coal producers accounted for approximately 90% of the total U.S. coal production. Approximately 72% of all coal delivered in the U.S. is transported, at least in part, by rail.

Products

Drilling Supplies Products

We distribute and sell drill steel mining products for use in the coal mining industry including: drill steel, used for drilling holes for bolts supporting mine ceilings; drill bit products and accessories, used for hard and soft rock mining operations; tungsten carbide drill bits and augurs, and related tools.

Rail Products

Our rail products include tee rails, used for railroad tracks for the transportation of coal by coal mine operators, steel ties for securing rail, switches, and related accessories and tools.

Manufacturers and Suppliers

Our drill steel mining products, drill bits, and related products are manufactured and supplied to us by several manufacturers located overseas.  The products are manufactured in accordance with our specifications. Our rail products are supplied to us by several suppliers located overseas and in the U.S.

Management does not believe that the loss of any of such manufacturers or suppliers would adversely affect the Company’s business and believes that alternative manufacturers and suppliers would be readily available to us.

Distribution and Sales

We sell our mining supplies and rail products primarily through two independent sales agents and, to a limited extent, directly to our customers. Our sales agents are independent contractors and are compensated on a commission basis. Our sales agents sell our mining supplies to resellers as well as directly to coal mine operators. Our business is not materially affected by seasonality.

Our products are delivered to us and warehoused in Ashland, Kentucky, from where they are shipped to our customers primarily by road.  Shipping costs are normally paid for by the purchaser.

Customers

We distribute and sell our mining supplies and rail products principally to certain small coal mining companies located in Ohio, Pennsylvania, Kentucky and West Virginia and certain distributors. Our customers include both large and small mining companies.  During the year ended September 30, 2013, one customer accounted for approximately 33% of our revenues, one customer accounted for approximately 17% of our revenues, and one customer accounted for approximately 15% of our revenues.  We continue to seek to increase our customer base and reduce our reliance on a limited number of customers.

Competitive Business Conditions

We compete with large and small manufacturers and suppliers of drill bits and other cutting tools and related products to the U.S. coal mining industry.  We compete with several manufacturers and distributors of mine rail and necessary components.  Many of our competitors are large manufacturers or distributors or divisions of large companies, however, our industry remains relatively fragmented with several hundred fabricators and toolmakers.  Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than we have.  We believe we compete on the basis of the reliability, quality and performance of our products, competitive pricing, prompt delivery and good customer service and support.

Patents and Proprietary Rights

We rely on a combination of common law trademark, service mark, copyright and trade secret law to establish and protect our proprietary rights and promote our reputation and the growth of our business.  We do not own any patents that would prevent or inhibit our competitors from using our products or entering our market, although we may seek such protection in the future.

Except for our agreements with our sales agents, we do not require our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, accordingly, we rely only upon common law protections to prevent misappropriation of our proprietary rights or to deter independent, third-party development of products similar to our products.  Our agreements with our sales agents contain provisions which prohibit their solicitation of our customers for a period of 12 months from the date of termination.

Governmental Regulation

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulation of the distribution of mining supplies and rail products. We are subject to the laws and regulations of those jurisdictions in which we plan to sell our products, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes.  In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements.  We do not believe our current business is subject to any environmental or similar laws.  However, we may become subject to product liability claims related to the products we distribute and sell.

However, in connection with our prior oil and gas business operations, we were subject to various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”), which affected our operations and costs. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation. These laws and regulations:

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

As with the industry generally, compliance with existing regulations increased our overall cost of business. The areas affected include:

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

Our prior operations were also subject to laws and regulations requiring removal and cleanup of environmental damages under certain circumstances. Laws and regulations protecting the environment have generally become more stringent in recent years, and may in certain circumstances impose “strict liability,” rendering a corporation liable for environmental damages without regard to negligence or fault on the part of such corporation. Such laws and regulations may expose us to liability for the conduct of operations or conditions caused by others, or for acts which may have been in compliance with all applicable laws at the time such acts were performed. The modification of existing laws or regulations or the adoption of new laws or regulations relating to environmental matters could have a material adverse effect on our operations.

In addition, our prior operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations. We believe we are presently in compliance with all applicable federal and state environmental laws, rules and regulations; however, continued compliance (or failure to comply) and future legislation may have an adverse impact on our present and contemplated business operations.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which our prior oil and gas business operations were subject, and there are many others, the effects of which could have an adverse impact on our business. Future legislation in this area will no doubt be enacted and revisions will be made in current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on our current future operations.

Insurance

Our prior oil and gas operations were subject to all the risks inherent in the exploration for, and development and production of oil and gas including blowouts, fires and other casualties. We did not maintain insurance coverage related to such activities. Losses could arise from uninsured risks.

The Company maintains general liability insurance and auto coverage liability insurance in the amount of $1,000,000 to cover certain liabilities associated with the distribution of mining supplies and rail products.

Research and Development Expenditure

During 2013 and 2012, we did not incur any expenditure for research and development.

Employees

As of September 30, 2013, we employed 2 full-time employees and 2 part-time employees.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good.  Also, we employ certain consultants and independent contractors on a regular basis to assist in the marketing and sale of our products.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), are filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available via the Company’s website at www.txholdings.com when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Principal Executive Offices

Our principal executive offices are located at 12080 Virginia Blvd., Ashland, KY  41102.  Our principal telephone number at such location is (606) 928-1131.

ITEM 1A. RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below and other information contained in this filing before deciding to invest in our common stock.  The risks described below are not the only ones facing our company. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part of your investment.

Risks Related to Our Operations

We have a limited operating history and our success is subject to substantial risks inherent in the establishment of a new business.  We cannot assure we will be profitable in the future.

Although we commenced operations in 1997, we have sold or discontinued our oil and gas operations and original management has been replaced as previous operations were not profitable. We have been in the business of distributing and selling mining supplies and rail products since December 2011 and were a development stage company until March 31, 2012.  We have encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these costs, expenses, problems, difficulties and delays may continue. There is no assurance that our wholesale and retail mining supplies and rail products distribution business will be successful. We anticipate that our operating expenses will increase if and as our business expands, and we will need to generate revenues sufficient to meet all of our expenses to continue to achieve profitability.

Although we reported net income for the year ended September 30, 2013, we have a history of net losses and cannot assure we will be profitable in the future.  Any failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We had net income of $326,977 for the twelve months ended September 30, 2013 and a net loss of $499,501 for 2012.  At September 30, 2013 and 2012, we had accumulated deficits of $14,721,502 and $15,048,479, respectively. Based on current expectations, we may need to obtain additional financing to expand our wholesale and retail mining supply business.  We may also require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs.  In the past we have been able to raise financing from our chief executive officer through demand notes and advances.  Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations.  We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay demand notes and advances due to our CEO if he makes a demand under such notes and with regard to such advances.

As of September 30, 2013, we have incurred debt due to Mr. Shrewsbury in the form of notes and advances in the aggregate amount of $1,851,580, of which $1,351,997 is covered by two notes that are repayable upon demand and advances of $499,583. We have outstanding accounts payable of $692,180 and other accrued liabilities of $889,885. Also, we owe $248,500 under a bank line of credit which is secured by our inventory and which becomes due on November 7, 2014, and guaranteed by our CEO.  Accordingly although, Mr. Shrewsbury has committed to the Company not to demand payment of the notes before their respective due dates, we are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal under the demand notes and advances due to Mr. Shrewsbury in the event he makes a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

There are substantial doubts about our ability to continue as a going concern and, if we are unable to continue our business, our shares may have little or no value.

Our independent registered public accounting firm’s report on our financial statements included in our annual report on Form 10-K for the year ended September 30, 2013, as well as our independent registered public accounting firm’s report on our financial statements for the years ended September 30, 2012 and 2011, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

We depend on a small number of customers for a substantial portion of our revenues.

During the year ended September 30, 2013, one customer accounted for approximately 33% of our revenues, one customer accounted for approximately 17% of our revenues, and one customer accounted for approximately 15% of our revenues.  We expect sales to such customers to continue to constitute a significant portion of our revenues in the near term.  The loss of any one or more of such customers could have a material adverse effect our business, financial condition and results of operations.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

We import most of our mining supplies products from overseas.  Future fluctuations in exchange rate on foreign currencies could adversely affect our results in the event we make purchases and import our products.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure you, however, that we will continue this practice or be successful in these efforts.

We are implementing a growth strategy which, if successful, will place significant demands on us and subject us to numerous risks.

Growing businesses often have difficulty managing their growth. If our growth strategy is successful, significant demands will be placed on our management, accounting, financial, information and other systems and on our business. We will have to expand our management and recruit and employ experienced executives and key employees capable of providing the necessary support. In addition, to manage our anticipated growth we will need to continue to improve our financial, accounting, information and other systems in order to effectively manage our growth and, in doing so, could incur substantial additional expenses that could harm our financial results. We cannot assure you that our management will be able to manage our growth effectively or successfully, or that our financial, accounting, information or other systems will be able to successfully accommodate our external and internal growth. Our failure to meet these challenges could materially impair our business.

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

Our business may be impacted by political events, war, terrorism, public health issues, natural disasters and other circumstances that are not within our control.

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, and manufacturing vendors. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, or to receive products from our manufacturers and suppliers, and create delays and inefficiencies in our supply chain. Should major public health issues, including pandemics, arise, we could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and suppliers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

We have accrued but unpaid lease payments due under our office and warehouse lease and may be deemed to be in default under our lease agreement.

As of September 30, 2013, we had accrued but unpaid lease payments due to our CEO and his wife in the amount of $42,000 under our principal office and warehouse lease.  Accordingly, we may be deemed to be in default under the terms of our lease agreement.  We have not received a notice of default or termination under our lease agreement as of the date of the filing of this report.

Risks Related to Our Company

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

Current shareholdings may be diluted if we make future equity issuances or if outstanding warrants are exercised for shares of our common stock.

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

As of September 30, 2013, we had 1,450,000 common stock purchase warrants outstanding.  The holders of outstanding warrants (and options and other convertible securities, if any are subsequently issued) have the opportunity to profit from a rise in the market price of our common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders.  We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding.  At any time at which the holders of the warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than those provided by those securities.

Certain provisions of our charter and bylaws may discourage mergers and other transactions.

Certain provisions of our certificate of incorporation and bylaws may make it more difficult for someone to acquire control of us.  These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business.  These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.  The ability to issue “blank check” preferred stock are traditional anti-takeover measures.  These provisions may be beneficial to our management and the board of directors in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such tender offer, or who may want to replace some or all of the members of the board of directors.

Our board of directors may issue additional shares of preferred stock without stockholder approval.

Our certificate of incorporation authorizes the issuance of up to 1,000,000 shares of preferred stock.  Accordingly, our board of directors may, without shareholder approval, issue one or more new series of preferred stock with rights which could adversely affect the voting power or other rights of the holders of outstanding shares of common stock.  In addition, the issuance of shares of preferred stock may have the effect of rendering more difficult or discouraging, an acquisition or change of control of TX Holdings.  Although we do not have any current plans to issue any shares of preferred stock, we may do so in the future.

We depend on key personnel and independent sales agents.

Our success depends on the contributions of our key management personnel, including Mr. William “Buck” Shrewsbury, Chairman and Chief Executive Officer, and Mr. Jose Fuentes, our Chief Financial Officer.  If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.  We do not have key man life insurance on any of our officers.

In addition, the loss of either of our independent sales agents could temporarily jeopardize our positive relations with our customers.  Our agreements with such sales agents are terminable upon 30 days’ notice.  Any loss of our sales agents would jeopardize the stability of our infrastructure and our ability to provide the service levels our customers expect.  The loss of any of our key officers or sales agents could impair our ability to successfully execute our business strategy, because we substantially rely on their experience and management skills.

Our ability to attract and retain additional skilled personnel may impact our ability to develop our technology and attract customers in growing our business.

We believe that our ability to attract, train, motivate and retain additional highly skilled managerial and sales personnel is essential to our future success. Competition for such personnel with appropriate qualifications and skills is intense. Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult. We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate. If we fail to attract and retain sufficient numbers of qualified employees or sales agents, our ability to provide the necessary products and services may be limited and, as a result, we may be unable to attract customers and grow our business.

There is a limited market for our shares.

Our shares of common stock are quoted on the OTC Markets Group, Inc.’s OTCQB marketplace. As a result, relatively small trades in our stock could have disproportionate effect on our stock prices.  No assurance can be made that an active market will develop for our common stock or, if it develops, that it will continue.  A limited trading volume may limit the ability of our shareholders to resell their shares at times and in such amounts as they may desire.

We have never declared or paid cash dividends on our common stock.

We have never declared or paid a cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

Our directors and named executive officers own a substantial percentage of our common stock.

As of October 25, 2013, our directors and executive officers beneficially owned approximately 23.04% of our shares of common stock including shares issuable upon exercise of warrants.  Our directors and executive officers are entitled to cast an aggregate of approximately 10,225,317 votes on matters submitted to our stockholders for a vote or approximately 21.28% of the total number of votes entitled to be cast at a meeting of our stockholders.  These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders.  These matters would include the election of directors and the approval of mergers or other business combination transactions.  This concentration of ownership may discourage or prevent someone from acquiring our business.

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

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market value for our shares.

As an issuer of “penny stock,” the protection provided by federal securities laws related to forward looking statements does not apply to us.

Although federal securities laws provide a safe harbor for forward-looking statements made by a public company that files reports under the federal securities laws, this safe harbor is not available to issuers of “penny stock.” As a result, we may not have the benefit of this safe harbor protection in the event of any legal action based upon a claim that the material provided by us contained a material misstatement of fact or was misleading in any material respect because of our failure to include any statements necessary to make the statements not misleading. Such an action could hurt our financial condition.

Our stock price is volatile.

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies.  These broad market fluctuations may cause the market price of our common stock to drop.  In addition, the market price of our common stock is highly volatile.  Factors that may cause the market price of our common stock to drop include:

●	Fluctuations in our results of operations;
●	Timing and announcements of new customer orders, new products, or those of our competitors;
●	Any acquisitions that we make or joint venture arrangements we enter into with third parties;
●	Changes in stock market analyst recommendations regarding our common stock;
●	Failure of our results of operations to meet the expectations of stock market analysts and investors;
●	Increases in the number of outstanding shares of our common stock resulting from sales of new shares, or the exercise of warrants, stock options or convertible securities;
●	Reluctance of any market maker to make a market in our common stock;

●	Changes in investors’ perception of the United States coal mining industry and related supply businesses; and
●	General stock market conditions.

Risks Related to Our Industries

We may face competition from manufacturers and other distributors of mining supplies and rail products.

The market for our mining supplies is highly fragmented and we face competition from other companies offering products they manufacture or distribute that are competitive with our products.   We also face potential competition from other companies that manufacture and sell rail products.  Business in general is highly competitive, and we compete with both large manufacturers and smaller companies that manufacturer and/or distribute drill bits and related products to the coal industry, in some instances in accordance with customer requirements and specifications. Some of our competitors have more capital, longer operating and market histories, greater manufacturing capability, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.

Liability claims may occur if our products are defective.

Any failure by our engineered metalwork products and tools could expose us to claims for negligence, breach of contract, personal injury, wrongful death, and products liability. Unsuccessful claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable rates.  Currently, we maintain general liability insurance in the amount of $1,000,000.   Such coverage may not be adequate to cover any claim that may be made against us. Claims brought against us that are not covered by insurance or that result in recoveries in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

Our future operating results may be affected by fluctuations in the prices and availability of raw materials.

The raw materials used in the manufacture of our products include ore for our steel products and carbide for our drilling bit products. Our manufacturing vendors are supplied with a significant portion of their raw materials from sources outside the U.S. The raw materials industry as a whole is highly cyclical and at times pricing and supply can be volatile due to a number of factors beyond our control, including natural disasters, general economic and political conditions, labor costs, competition, import duties, tariffs and currency exchange rate fluctuations. This volatility can significantly affect our suppliers’ raw material costs. In an environment of increasing raw material prices, competitive conditions can affect how much of the price increases in raw materials that we can recover in the form of higher sales prices for our products. To the extent our manufacturer vendors pass on the cost of such increases and we are unable to pass on any raw material price increases to our customers, our profitability would be adversely affected. Furthermore, restrictions on the supply of tungsten and other raw materials could adversely affect our operating results.  If the prices for such raw materials increase or our manufacturing vendors are unable to secure adequate supplies of raw materials on favorable terms, our profitability could be impaired.

We could be adversely affected by changes in regulations affecting the mining or utilities industries.

Our principal customers are mining companies. Many of these customers supply coal or other fuels as a source for the production of utilities in the U.S. and other industrialized regions. The operations of these mining companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions where they operate, such as applicable environmental laws and regulations governing the operations of utilities. As a result of changes in regulations and laws relating to such industries, our customers’ operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining, drilling and environmental regulations may also induce customers to discontinue or limit their operations, and may discourage companies from developing new opportunities. As a result of these factors, demand for our mining- and drilling-related products could be substantially affected by regulations adversely impacting the mining and drilling industries or altering the consumption patterns of utilities.

ITEM 1B. UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2. PROPERTIES

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd. Ashland, Kentucky 41102, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000.  The lease is for a two year term starting October 1, 2012 and ending August 31, 2014.   We have the option to extend the lease for an additional 24 month period upon the same terms and conditions by giving at least 30 days notice prior to August 31, 2014.  As of September 30, 2013, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $42,000 included in the advances from stockholders/officers; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury.  However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

The Company owns approximately two acres of land and a storage building in Putnam, Texas that were used to satisfy its Oil and Gas operational needs.

ITEM 3. LEGAL PROCEEDINGS

Except as discussed below, other than ordinary routine litigation incidental to the business, the Company  is not a party to any material pending legal proceeding.

On January 17, 2012, the Company filed a lawsuit in the United States District Court for the District of Utah against Michael Cederstrom (“Cederstrom”), the Company’s former chief financial officer and corporate counsel, Dexter and Dexter Attorneys at Law (“Dexter”), the law firm that employed Mr. Cederstrom, and certain other parties.  Claims against the other parties have been resolved through settlement.  The Company has asserted claims against Cederstrom that include a claim of fraud in the inducement, breach of fiduciary duty, professional negligence, and negligent misrepresentation by omission or commission.  The Company’s claims against Dexter are based substantially upon the same theories and on a theory that Dexter is vicariously liable for the acts of Cederstrom and that Dexter failed to adequately supervise Cederstrom.  The claims against Dexter and Cederstrom are based upon allegations that, among other things, in connection with the exchange in December 2007 by Mr. Mark Neuhaus (“Neuhaus”), the Company’s former Chief Executive Officer, of 10,715,789 shares of common stock for 1,000 shares of preferred stock, Cederstrom failed to disclose to the Company that the preferred shares issued to Neuhaus as compensation for work allegedly performed in 2004 and 2005 were issued without the proper consent of the previous board of directors of the Company and that Neuhaus had not performed services for which the shares of preferred stock were issued.    Additionally, the Company claims Cederstrom executed, on behalf of the Company, a $1,199,885.55 convertible promissory note in favor of Neuhaus that was not authorized.  The Company also claims conflict of interest, breach of fiduciary duties, breach of contract and seeks an accounting for the fees paid to Dexter and certain shares issued to Cederstrom by the Company. The Company is seeking damages in an unspecified sum, punitive damages, pre and post judgment interest, attorneys’ fees and costs and other relief the court deems just and proper.  In response to the litigation, Cederstrom and Dexter have asserted a counterclaim alleging the Company owes attorney’s fees in the amount of $63,538.48.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

The following table sets forth the high and low bid prices of our common stock for each quarterly period during the two most recent fiscal years as regularly quoted by the OTC Markets Group, Inc.’s OTCQB (or, prior to July 23, 2012, by the OTC Bulletin Board). The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions. Our common stock commenced quotation on the OTCQB on or about July 23, 2013, and, during the periods prior thereto covered by the following table, was quoted on the OTC Bulletin Board under the symbol “TXHG.”

	Closing Prices ($)
Quarter Ended	High	Low

September 30, 2013	0.10	0.04
June, 30, 2013	0.10	0.04
March, 31, 2013	0.06	0.03
December 31, 2012	0.06	0.02

September 30, 2012	0.10	0.03
June, 30, 2012	0.10	0.03
March, 31, 2012	0.12	0.04
December 31, 2011	0.06	0.02

As of September 30, 2013, there were approximately 265 holders of record of our shares of common stock. This amount does not include beneficial owners of our common stock held in “street name.”  Worldwide Stock Transfer, LLC, Hackensack, New Jersey, is our stock transfer agent.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions, capital requirements, business prospects and other factors that our board of directors considers relevant.

Equity Compensation Plan Information

The following table details the number of securities to be issued and the exercise  prices of the warrants as of September 30, 2013.

Plan Category	Number of securities to be issued upon exercise of Outstanding warrants and rights (1)	Weighted-average exercise price of outstanding option warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	1,450,000	$0.055	0

Total	1,450,000	$0.055	0

16

(1)
On December 10, 2011, the Company authorized the issuance of an aggregate of 1,300,000 common stock purchase warrants to officers and directors. The warrants are exercisable at a price $0.05 per share subject to certain anti-dilution adjustments. The warrants became exercisable upon the date of grant and expire on December 30, 2013. On May 16, 2012, the Board of Directors authorized the grant of an aggregate of 400,000 common stock purchase warrants to a sales agent over a period of four years, The agent is expected to receive 50,000 warrants every six months for an aggregate of 400,000 warrants.  The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance.  The initial tranche of 50,000 warrants are issuable effective July 1, 2012. On January 1, 2013 and July 1, 2013 an additional 50,000 warrants per period were issuable to the agent pursuant to the agreement.

Unregistered Sales of Equity Securities

On December 10, 2011, the Company granted to each of Mr. Shrewsbury, Mr. Novack, Mr. Fellers, and Mr. Lipper 200,000 common stock purchase warrants and granted to Mr. Fuentes 500,000 common stock purchase warrants.  The warrants became exercisable on the date of grant and expire on December 30, 2013.  The warrants are exercisable at a price of $0.05 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets.  The warrants were issued in reliance upon the exemption from the registration requirements under the Securities Act of 1933, as amended (“Securities Act”), set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent.  The warrants are issuable over a four year period in equal tranches of 50,000.  On each of July 1, 2012, January 1, 2012, and July 1, 2013, 50,000 warrants were issuable to the sales agent.  The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. The warrants were granted in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 6. SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following summary together with the more detailed information and  financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to the “Company,” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc.

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

Our independent registered public accounting firm’s reports on our financial statements for the years ended September 30, 2013, and 2012, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

In addition, careful consideration should be given to the factors described in Part I, Item 1A - Risk Factors of this Form 10-K.

Overview

We were incorporated in the State of Georgia in May 2000 under the name HOM Corporation.  On January 22, 2003, we changed our name to R Wireless, Inc., and, on July 27, 2005, we changed our name to TX Holdings, Inc.  We ceased to be a “development stage company” for financial reporting purposes on March 31, 2012.

In December 2011, we expanded and began focusing our business on the distribution of rail material and mining supplies consumed by the United States’ coal mining industry in the production and transportation processes, which include rail and its various components and mining supplies, including steel and tungsten carbide miner bits and augurs and related tools and material.

We purchase mining supplies from several manufacturers and rail material from several suppliers of such products. The products are shipped to our warehouse in Ashland, Kentucky, and then distributed to our customers.  Our products are transported primarily by road to our customers.  Shipping costs are born by our customers.

We distribute and sell our products through two independent sales agents who are compensated on a commission basis.

Revenues for the year ended September 30, 2013, were $4,894,529 as compared to $2,322,525 for 2012.

During the year ended September 30, 2013, we had net income of $326,977 as compared to a net loss of $499,501 for 2012.  The year ended September 30, 2013, is the first fiscal year in which the Company has reported net income since commencing its prior oil and gas operations in 2006 and reflects the Company’s increased sales activities, its ability to control or obtain reductions in product costs, and control operating and other expenses.

Net cash used in operating activities was $237,464 during the year ended September 30, 2013.  Operating cash funded by the Company’s credit line and a stockholder’s advance amounted to $248,500 and $0, respectively

In connection with our new line of business, Mr. William Shrewsbury, the Company’s Chairman and CEO, provided financing in the form of a revolving demand promissory note in the amount of $1,062,000. The promissory note is secured by a lien on the Company’s assets. Also, we have indebtedness due to Mr. Shrewsbury in the amount of $289,997 pursuant to a note, dated effective February 27, 2009, and, as of September 30, 2013, advances due to Mr. Shrewsbury in the amount of $499,583. Such advances and demand loans are subordinated to our bank line of credit. On November, 2012, we obtained a bank line of credit in the amount of $250,000 that is secured by a lien on our inventory and of which $248,500 had been drawn upon as of September 30, 2013.

Our success is dependent upon our ability to increase sales of our rail products and mining supplies. There can be no assurance that the Company will be successful in this new venture.

Results of Operations

Year Ended September 30, 2013 Compared With Year Ended September 30, 2012

Revenues from Operations

Revenue for the year ended September 30, 2013 and September 30, 2012 were $4,894,529 and $2,322,525, respectively, an increase of $2,572,004 or approximately 111%. In December 2011, we began expanding our business to include the distribution of rail material and mining supplies consumed by the U.S. coal mining industry. We divested our previously owned oil and gas field interests. The increase in revenue is solely attributable to the rail material and mining supply business. The increase in revenue in rail material and mining supplies can be attributed to the Company expanding its product and customer base.

Cost of Goods Sold

During the year ended September 30, 2013, the Company’s cost of goods sold was $3,330,917 as compared to cost of goods sold of $1,846,330 for the year ended September 30, 2012, an increase of $1,484,587 or 80.4%.  The increase in cost of goods sold resulted from the higher sales volume during the year ended September 30, 2013.

Operating Expenses

The Company incurred operating expenses of $1,163,313 for the fiscal year ended September 30, 2013, as compared to $918,230 during 2012, an increase of $245,083 or approximately 27%.

The following table details the components of operating expense, as well as the dollar and percentage changes for the year end periods.

	Twelve Months ended
	9/30/2013	9/30/2012	Change
	$	$	$	%
Operating expense
Commission expense	544,295	228,828	315,467	137.9
Professional fees	161,683	216,201	(54,518)	(25.2)
Stock-based compensation	–	27,040	(27,040)	(100.0)
Depreciation expense	17,085	11,841	5,244	44.3
Other operating expense	440,250	434,320	5,930	1.4

Total	$1,163,313	$918,230	$245,083	26.7

Commission expense for the year ended September 30, 2013 were $544,295 compared to $228,828 for the same period in 2012, an increase of $315,467 or 137.9%. The higher commission is a direct result of the increased sales generated by the Company’s two sales agents during the current year.

Professional fees decreased $54,518 or 25.2% for the twelve months ended September 30, 2013, as compared to the prior year, as a result of lower legal expenses arising from the legal settlement between the Company and Mark Neuhaus (our prior CEO) and several other defendants recorded in the first half of 2012.

Stock based compensation for 2013 decreased by $27,040 as compared to 2012 due to no stock compensation recorded in 2013.

Depreciation expenses increased $5,244 in 2013 as compared to 2012.  In September 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business. Depreciation of the new brazing machine accounted for an increase in depreciation of $5,000 for the year ended September 30, 2013 over the prior year.

For the year ended September 30, 2013, other operating expenses of $440,250 increased by $5,930 or 1.4% from the $434,320 for the same period in 2012. The higher operating expenses resulted from higher expenses attributable to the Company’s business expansion into the rail and mining supplies business. Higher costs over the prior year were incurred in the following expense categories: operating supplies, $33,373; contract labor, $19,530; auditing fees, $18,429; travel expenses, $17,901; and equipment rental, $9,000.  Also, in 2012, operating expenses included well-workover expenses of $92,993 that were not incurred in the current year.

Other Income and (Expense)

Other expense was $73,322 for the year ended September 30, 2013 as compared to $57,466 for the year ended September 30, 2012, an increase of $15,856 or 27.60%. The increase is the direct result of a reversal of a $62,719 prior period debt in the year September 30, 2012, partially offset by a reversal of a $32,458 prior period debt recorded in June 2013. Also, the Company had lower interest expense compared to the prior year of $23,767. In May 2012, the Company reached a legal settlement with Mark Neuhaus (prior CEO) and several other defendants and, as part of the settlement, interest being accrued on the debt to Mark Neuhaus was written-off.  The lower interest expense for the year ended September 30, 2013, when compared to the prior year is a direct result of no additional interest being incurred on the debt to Mark Neuhaus during the year ended September 30, 2013.  In 2013, the Company recorded a bad debt reserve of $13,993 in anticipation of an uncollectable receivable account. No bad debt reserve was recorded in 2012.

Net Income or Loss

During the year ended September 30, 2013 the Company had a net income of $326,977 compared to a net loss of $499,501 for the twelve months ended September 30, 2012, an increase of $826,478. The increase resulted from higher gross profit due to lower product cost and higher sales and the addition of a new sales agent over the same period in the prior year.

Gross profit for the year ended September 30, 2013 was $1,563,612, an increase of $1,087,417 or 228.3% over the gross profit of $476,195 for the year ended September 30, 2012. The higher gross profit is a result of higher current period sales volume and is attributable to the Company expanding its rail and mining supplies product base and identifying new lower cost suppliers.

The gross profit increase of $1,087,417 during the current year when compared to the same period the prior year was partially offset by higher operating expenses of $245,083. The higher operating expenses are a direct result of a $315,467 increase in sales commission expense over the prior year offset by lower professional fees and the Company not incurring stock based compensation. An increase in other expenses over the prior year was due to a gain on extinguishment of debt of $62,719 recorded in June of 2012 partially offset by a reversal of a $32,458 prior period debt recorded in June 2013.  Lower interest expense from the write-off of debt to Mark Neuhaus (prior CEO) as part of a legal settlement in May 2012 accounted for an additional favorable lower interest expense of $23,767.

Net Earnings/Loss Per Share

Net earnings per share increased to $0.01 in 2013 compared to a net loss per share of $(0.01) in 2012.  The increase is the direct result of an increase in profit generated since the Company expanded its business into the sale and distribtion of rail and mining supplies.

Net Operating Loss Carry forward for Tax Purposes

As of September 30, 2013, the Company had tax net operating loss carry forwards totaling approximately $6,400,000, which expire in 2018 through 2032.  Approximately $1,200,000  of such net operating  losses were  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain  limitation described in Section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets will ever be used. A deferred tax asset can be used only if there is future taxable income, as to which there can be no assurance in the case of the Company.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided (used in) operating, investing and financing activities:

	Twelve Months Ended
	9/30/2013	9/30/2012
	$	$
Liquidity and capital resources
Cash used in operating activities	(237,464)	(1,121,823)
Cash used in investing activities	(7,644)	21,000
Cash provided by financing activities	417,001	1,100,939
Net increase (decrease) in cash	$171,893	$116

At September 30, 2013 the Company had a cash balance of $175,028 an increase of $171,893 when compared to the cash balance of $3,135 as of September 30, 2012.

Cash Used in Operating Activities

Cash used in operating activities for the year ended September 30, 2013 of $237,464 resulted from the continued effort by the Company to increase the finished goods inventory ($1,078,010) from the prior year-end levels to meet projected increases in sales demand. Cash needs for inventory growth was minimized by an increase in accounts payable ($462,409) on purchases of inventory for resale and the $326,977 net income realized during the current year.

Increase in inventory ($1,078,010) and receivables ($239,648) during the year ended September 30, 2013 were the direct result of the Company’s business expansion commencing in December 2011, to include the retail and wholesale distribution of rail fasteners and tooling, engineered components and advanced components and materials consumed by the coal mining industry in the production and transportation processes. The cash needs for the new business was partially mitigated by an increase in accounts payable ($462,409) associated with the purchase of finished goods inventory for resale

The decrease in commission advance of $52,829 for the year ended September 30, 2013 over the prior year was due to the repayment of prior period advances by a sales agent.

During the year ended September 30, 2013 the Texas Railroad Commission returned to the Company a $50,000 deposit after the Company relinquished all their Oil and Gas leases and was no longer considered a lease operator.

Accrued liabilities as of September 30, 2013 increased by $134,158 over the prior year. There were three major components causing the increase: accrued interest on loans, $82,100; accrued commissions $37,091 and accrued audit fees, $22,500.

Cash Used in Investing Activities

Cash used in investing activities was directed to the purchase of operating equipment during the twelve months ended September 30, 2013 ($13,144) and 2012 ($19,000). The new equipment was required for the shipping and warehousing of finished goods products related to the Company’s new rail and mining products business. Sale of obsolete equipment during the years ended 2013 and 2012 generated cash of $5,500 and $40,000, respectively.

Cash Provided by Financing Activities

The Company had two sources of financing during the year ended September 30, 2013, and a single source of financing during 2012.

During 2012, the Company relied upon financing provided by Mr. Shrewsbury, our Chairman and CEO, in the form of loans and advances and, during 2013, in addition to the financing provided by Mr. Shrewsbury, the Company relied upon a secured a bank credit line.

The Company has relied upon loans and advances to the Company by Mr. William Shrewsbury, our Chairman and CEO, in the aggregate amount of $1,851,580.  As of September 30, 2013, pursuant to the terms of a Revolving Promissory Demand Note, the Company had an outstanding loan from Mr. Shrewsbury of $1,062,000. The revolving demand note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. As of September 30, 2013 the Company had borrowed $1,062,000 under the loan facility. Also as of September 30, 2013, the Company had an outstanding note payable to Mr. Shrewsbury in the amount of $289,997. The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. During the twelve months ended September 30, 2013, Mr. Shrewsbury had also advanced an additional $192,501 to the Company that is repayable upon demand and does not bear interest.   Mr. Shrewsbury has committed to the Company not to demand payment of the notes before their respective due dates.

On November 7, 2012, the Company obtained a line of credit in the amount of $250,000 from a bank. The line of credit is secured by a priority security interest in the Company’s inventory and matures on November 17, 2014.  Interest on the credit line is payable monthly and is calculated on the basis of a variable index. As of September 30, 2013 the Company had borrowed $248,500 under the line of credit and the current rate of interest under the loan is 3.25% per annum.

Property and equipment, net was $43,387 as of September 30, 2013 compared to $55,797 as of September 30, 2012. The decrease in property and equipment is the direct result of the Company’s divestiture of the previously low income producing oil and gas leases and the sale of obsolete equipment.

Historically the Company has lacked liquidity, a result of insufficient financing alternatives available to the Company and the lack of a business strategy that produced significant revenues. On December 2011, the Company entered into the wholesale and retail mining supplies and rail products distribution business. Mr. Shrewsbury provided the Company with a secured short term loan of $1,062,000, an additional short term loan of $289,997 as well as advances in the amount of $499,583. As of September 30, 2013, the Company has accrued and unpaid amount of $451,743 due to Jose Fuentes as payment for services.

Effective September 28, 2007, Mr. Mark Neuhaus, the Company’s former Chairman and CEO, caused the Company to issue to him a convertible promissory note in the amount of $1,199,886 for advances he purportedly made on behalf of the Company and which the Company subsequently disputed.  Unless sooner converted into shares of common stock, the convertible note was payable two years from the date of issuance. The note bore interest at the rate of 8% per annum and was convertible into shares of the Company’s common stock at a price of $0.28 per share, subject to adjustment in the event of stock dividends, stock reclassifications, or subdivisions or combinations of the Company’s stock, and the issuance of shares or common stock equivalents at a price below the average of the five day closing trading prices of the Company’s common stock prior to the date of issuance.  As a result of a legal settlement reached in May 2012, the Company was released from all claims arising under the note and the note was cancelled.

Financial Condition and Going Concern Uncertainties

The Company ceased to be a development stage company effective March 31, 2012, following the Company’s decision to enter into the business of distributing rail material and mining supplies to the United States’ coal mining industry.

Except for the 2013 fiscal year, since inception, the Company has not produced sufficient funds from operations to fund its business and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank line of credit in connection with the development and expansion of its rail and mining supplies distribution business.  In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013, contains an explanatory paragraph wherein they expressed an opinion that there is a substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of September 30, 2013, the Company had cash and cash equivalents of $175,028 as compared to $3,135 as of September 30, 2012.  The increase in cash as of September 30, 2013 results from cash borrowed from the outstanding bank credit line of $250,000 and advances from Mr. Shrewsbury (our Chairman and CEO).

The Company’s accounts receivable were $425,930 as of September 30, 2013, as compared to $200,275 as of September 30, 2012, an increase of $225,655 or 112.7%. Higher receivables as of September 30, 2013 were the direct result of the Company’s continued business growth in the rail and mining supplies distribution business and higher year-to-date sales ($4,894,529 in 2013 compared to $1,826,048 in 2012).

Inventory was $1,849,987 as of September 30, 2013 as compared to $771,977 as of September 30, 2012, an increase of $1,078,010 or 139.6.8%.  In anticipation of the continued growth of the rail and mining supply business, the Company has increased the inventory levels to meet anticipated higher sales demand.

During 2013, our stockholders’ deficit decreased from $15,048,479 to $14,721,502, a decrease of $326,977 or 2.2%.  Net income for the year ended September 30, 2013 accounts for the decrease in stockholder’s deficit.

During the year ended September 30, 2013, the Company’s net income was $326,977 compared to a net loss of $499,501 for 2012 representing an increase of $826,478.  The favorable increase can be directly attributed to the higher sales revenue of $4,894,529 for 2013 compared to $2,322,525 for 2012, and reflects the continued expansion by the Company into the rail and mining supplies distribution business, and the Company’s continued efforts to contain its cost of goods sold and operating and other expenses.

Currently, in addition to funds utilized to purchase inventory, the Company is spending approximately $100,000 per month on operations. Management believes that the Company’s cash flows from its operations, the loans and advances provided by Mr. Shrewsbury, and the line of credit provided by the bank to be sufficient to fund the Company operations for the next 12 months.  However, the Company will require additional financing to meet any large capital requirements or to meet its current obligations if the new mining and rail supply distribution business does not generate sufficient operational cash flow.

The Company continues to rely substantially upon financings provided by Mr. Shrewsbury and the bank to fund its operations, discussed below.

Bank Loan

On November 7, 2012, pursuant to the terms of a business loan agreement, the Company obtained a loan in the amount of $250,000 from Home Federal Savings and Loan Association, a federally chartered savings and loans association. Interest on the loan is payable monthly in arrears. Interest under the loan is variable and is based upon Wall Street Journal Prime Rate. An event of default under the loan will occur if the Company fails to make any payment when due under the loan, it fails to comply with any term, obligation, covenant or condition in the loan document or any other agreement between the bank and the Company, the Company defaults under any loan or similar agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan documents; the insolvency or occurrence of a bankruptcy  event; commencement of foreclosure with regard to any property securing the loan; a 25% or more change in the beneficial ownership of the stock of the Company; a material adverse change in the financial condition of the Company; or the bank in good faith believes itself insecure. The loan is secured by the Company’s inventory and matures on November 7, 2014. The loan is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. The loan agreement contains other customary covenants and provisions.

 Advances and Loans from Our Chief Executive Officer

On April 30, 2012 we issued a Revolving Promissory Demand Note to Mr. Shrewsbury, Chairman and CEO, in the principal amount of $1,062,000, covering advances made by Mr. Shrewsbury during the period through December 21, 2012. The note bears interest at the rate of 5% per annum. The principal and accrued but unpaid interest become due and payable on demand or on April 30, 2015, whichever occurs first. An event of default under the note would occur if the interest or principal under the note is not paid when due; the Company is dissolved; any representation or warranty by the Company in the note or related agreement is false or erroneous in any material respect; the Company fails or omits to perform or observe any agreement in the note or related agreement; a judgment should be entered against the Company in any court of record; any deposit account of the Company is attached or levied upon; any voluntary petition by or involuntary petition against the Company is filed pursuant to bankruptcy law; the Company makes an assignment for the benefit of creditors;  there should be any other marshaling of  the assets and liabilities of the Company for the benefit of its creditors; or the Company enters in any merger or consolidation or sells, leases or otherwise disposes of all or substantially all of its assets other than in the ordinary course of business. Upon the occurrence of an event of default, the holder may declare the note due and payable and the principal and interest become immediately due and payable. The note is secured by all of the Company’s assets and is subordinated to the bank loan including with regard to claims against the Company’s inventory and assets.

As of September 30, 2013, the Company had an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, in the amount of $289,997. The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. An event of default under the note will occur upon a failure to pay when due any principal or interest; a violation of any covenant or agreement contained in the note; an assignment for the benefit of creditors by the Company; an application for the appointment of a receiver or liquidator for the Company or its property; the filing of a petition in bankruptcy by or against the Company; the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000; a default by the Company with respect to any other indebtedness with respect to any installment debt whether or not owing to the holder; the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company; or the termination of existence or the dissolution of the Company  Upon the occurrence of an event of default, the holder is required to give written notice to the Company of the default, and the Company will have ten days to cure the default. If the default is not cured within the ten day cure period, the note will be in default and the entire unpaid principal sum hereof, together with accrued interest, will at the option of the holder become immediately due and payable in full. The note is subordinated to the bank loan including with regard to claims against the Company’s inventory and assets.

Mr. Shrewsbury has committed to the Company not to demand payment of the notes before their respective due dates.

As of September 30, 2013, Mr. Shrewsbury had advanced an aggregate of $499,583 to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2013 and through November 19, 2013. There were several new accounting pronouncements issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s balance sheets as of September 30, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.

FINANCIAL STATEMENTS - TABLE OF CONTENTS
For the Years Ended September 30, 2013 and 2012

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TX Holdings, Inc.

We have audited the accompanying balance sheets of TX Holdings, Inc. (the “Company”) as of September 30, 2013 and 2012 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. as of September 30, 2013 and 2012, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has incurred significant losses from operations since inception and has a stockholders’ deficit, both of which raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
December 3, 2013

TX HOLDINGS, INC.
BALANCE SHEETS
September 30, 2013 and 2012

	September 30,	September 30,
	2013	2012
ASSETS

Current assets:
Cash and cash equivalents	$175,028	$3,135
Accounts receivable, net of allowance for doubtful accounts of $13,993 and $0, respectively	425,930	200,275
Inventory	1,849,987	771,977
Commission advances	3,546	56,375
Note receivable-current	10,000	10,000
Other current assets	23,275	43,771
Total current assets	2,487,766	1,085,533

Property and equipment, net (Note 2)	43,387	55,797
Note receivable, less current portion	27,380	30,000
Other	200	50,200

Total Assets	$2,558,733	$1,221,530

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$889,885	$788,185
Accounts payable	692,180	279,655
Advances from stockholders/officers (Note 8)	499,583	307,082
Bank-line of credit (Note 10)	248,500	–
Total current liabilities	2,330,148	1,374,922

Notes payable to a stockholder (Note 8)	1,351,997	1,351,997
Asset retirement obligation (Note 3)	–	5,000
Total Liabilities	3,682,145	2,731,919

Commitments and contingencies (Notes 7 and 11)

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized
no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares
authorized, 48,053,084 and 46,553,084 shares
issued and outstanding at September 30, 2013
and September 30, 2012, respectively	9,293,810	9,233,810
Additional paid-in capital	4,304,280	4,304,280
Accumulated deficit	(14,721,502)	(15,048,479)
Total stockholders’ deficit	(1,123,412)	(1,510,389)

Total Liabilities and Stockholders’ Deficit	$2,558,733	$1,221,530

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2013 and 2012

	September 30,	September 30,
	2013	2012

Revenue	$4,894,529	$2,322,525

Cost of goods sold	3,330,917	1,846,330

Gross profit	1,563,612	476,195

Operating expenses, except items shown
separately below	440,250	434,320
Commission expense	544,295	228,828
Professional fees	161,683	216,201
Stock-based compensation	–	27,040
Depreciation expense	17,085	11,841
Total operating expenses	1,163,313	918,230

Income/(loss) from operations	400,299	(442,035)

Other income and (expense):
Gain/(loss) on disposal of fixed assetst	2,031	(12,064)
Gain on extinguishment of accrued liabilities	32,458	62,719
Bad debt expense	(15,951)	–
Other income	–	7,506
Interest expense	(91,860)	(115,627)

Total other income and (expenses), net	(73,322)	(57,466)

Income (loss) before provision for
income taxes	326,977	(499,501)

Provision for income taxes	135,000	–
Utilization of net operating loss carry forward	(135,000)	–

Net income/(loss)	$326,977	$(499,501)

Net earnings/(loss) per common share
Basic	$0.01	$(0.01)
Diluted	$0.01	$(0.01)

Weighted average of common shares
outstanding-
Basic	47,892,810	50,639,594
Diluted	48,542,810	50,639,594

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended September 30, 2013 and 2012

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at
September 30, 2011	–	$–	53,271,897	$10,566,487	$1,379,409	$(14,548,978)	$(2,603,082)
Warrants issued to
an officer and the
Board	–	–	–	–	27,040	–	27,040

Legal settlement
against prior CEO
and shareholder	–	–	(6,718,813)	(1,332,677)	2,897,831	–	1,565,154

Net loss	–	–	–	–	–	(499,501)	(499,501)

Balance at
September 30, 2012	–	$–	46,553,084	$9,233,810	$4,304,280	$(15,048,479)	$(1,510,389)
Common stock issued
for professional
services	–	–	1,500,000	60,000	–	–	60,000

Net income	–	–	–	–	–	326,977	326,977

Balance at
September 30, 2013	–	$–	48,053,084	$9,293,810	$4,304,280	$(14,721,502)	$(1,123,412)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2013 and 2012

	September 30,	September 30,
	2013	2012
Cash flows used by operating activities:
Net income/(loss)	$326,977	$(499,501)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation expense	17,085	11,841
Bad debt expense	15,951	–
Gain on extinguishment of accrued liabilities	(32,458)	(62,719)
Fair value of warrants issued to an officer and the Board	–	27,040
Loss on settlement of accounts payable	10,116	–
Loss on sale of fixed assets	–	12,064
Gain on sale of equipment	(2,031)	–
Changes in operating assets and liabilities:
Accounts receivable	(241,606)	(200,275)
Inventory	(1,078,010)	(771,977)
Commission advances	52,829	(81,375)
Other current assets	20,496	(43,971)
Other assets	50,000	–
Accrued liabilities	134,158	200,601
Accounts payable	462,409	268,449
Notes receivable	2,620	–
Stockholder/officers advances for operations	24,000	18,000
Net cash used in operating activities	(237,464)	(1,121,823)

Cash flows used in investing activities:
Proceeds received on sale of assets	5,500	40,000
Purchase of equipment	(13,144)	(19,000)
Net cash provided by/(used in) investing activities	(7,644)	21,000

Cash flows provided by financing activities:
Proceeds from line of credit	248,500	–
Proceeds from stockholder/officer advances	284,501	1,259,939
Payment for settlement of debt	–	(71,250)
Purchase of treasury stock	–	(28,750)
Payments on stockholder/officer advances	(116,000)	(59,000)
Net cash provided by financing activities	417,001	1,100,939

Increase in cash and cash equivalents	171,893	116
Cash and cash equivalents at beginning of year	3,135	3,019

Cash and cash equivalents at end of year	$175,028	$3,135

Supplemental Cash Flow Disclosure
Interest paid	$7,394	$–

The accompanying notes are an integral part of these financial statements

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

BUSINESS

TX Holdings, Inc., (the “Company” ), is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail material to the United States’ coal mining industry for use in their production and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky.

The Company was incorporated in the State of Georgia on May 15, 2000, under the name HOM Corporation.  On January 22, 2003, the Company changed its name to R Wireless, Inc., and, on July 27, 2005, changed its name to TX Holdings, Inc.

Prior to expanding into its current business and commencing in 2004, the Company focused its business on oil and gas exploration and production and, in February and April 2006, acquired certain oil and gas leases and began development of a plan for oil and gas producing operations.

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

On May 30, 2012, the Company sold 100% of its interest in the Parks lease, the Company’s sole remaining oil and gas lease interest, for $80,000 and received as consideration a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future Park’s lease production. As of September 30, 2013, the note has a remaining outstanding balance of $37,380.

In connection with the Company’s business expansion, Mr. William Shrewsbury, the Company’s Chairman and CEO, provided financing in the form of a revolving promissory note for the amount of $1,062,000. The note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. The new financing is secured by a lien on the Company’s assets. Effective September 30, 2011, a note payable was issued to William Shrewsbury in the amount of $289,997 to cover the principal due on certain advances from Mr. Shrewsbury.  The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. As of September 30, 2013, Mr. Shrewsbury has also advanced the Company an additional $499,583 which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, continued

FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS

Since inception, the Company has not produced sufficient funds for profitable operations and, except for the fiscal year ended September 30, 2013, has incurred net losses.  Since the commencement of its mining supplies and rail products distribution business, the Company relied substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer and, since November 2012,  a secured bank line of credit in connection with the development and expansion of such business.  In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued availability of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013, contains an explanatory paragraph wherein they state that the Company has incurred significant losses from operations since inception and has a stockholders’ deficit, both of which raise substantial doubt about the Company’s ability to continue as a going concern.  Accordingly, careful consideration of such statement should be given in determining whether to continue or to become our stockholder.

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

The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and calculated estimates that affect (a) certain reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements, and (c) the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, measurement of stock based compensation, and the asset retirement obligation on oil and gas properties. The Company bases its estimates on historical experience and various other common assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

USE OF ESTIMATES

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and calculated estimates that affect (a) certain reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements, and (c) the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets, and measurement of stock based compensation. The Company bases its estimates on historical experience and various other common assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-continued

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2013, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these deposits.

ACCOUNTS RECEIVABLE AND PROVISION FOR BAD DEBTS

The Company’s practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with its customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was $13,993 and $0 for the years ended September 30, 2013 and 2012, respectively.

INVENTORY

The Company’s inventory consists of mine and rail inventory. Inventory is stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost. Major renewals and betterments are capitalized, while maintenance and repairs that do not materially improve or extend the useful lives of the assets are charged to expense as incurred. Costs relating to the initial design and implementation of the Internet web page have been capitalized while the costs of web page maintenance are expensed as incurred. A depreciable life of three (3) years, five (5) years and, ten (10) years are assigned to delivery trucks, equipment and storage building, respectively. Assets are depreciated over their estimated useful lives using the straight-line method. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

ASSET RETIREMENT OBLIGATION

The Company follows Accounting Standard Codification ( ASC) Topic 410,” Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The carrying value of a property associated with the capitalization of an asset retirement cost was included in unproved oil and gas property in the accompanying balance sheets. The future cash outflows for oil and gas property associated with settling the asset retirement obligations is accrued in the balance sheets, and is excluded from ceiling test calculations. The Company’s asset retirement obligation consists of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties, which were disposed as of September 30, 2012.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

ASSET RETIREMENT OBLIGATION-Continued

 For the years ended September 30, 2013 and 2012, the changes in the Company’s asset retirement obligations are as follows.

	2013	2012
Balance at beginning of year	$5,000	$23,012

Costs incurred during year	–	–

Changes in estimate	(5,000)	(18,012)

Accretion	–	–

Balance at end of year	$–	$5,000

REVENUE RECOGNITION

The Company recognizes revenue from direct sales of our products to our customers, including shipping fees, when title passes to the customer, which usually occurs upon shipment or delivery, depending upon the terms of the sales order, when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. The Company expenses shipping and handling costs as incurred which are included in cost of sales on the statements of operations.

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

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the stock options granted

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At September 30, 2013, the Company has outstanding 1,450,000 warrants which were included in the twelve months ended September 30, 2013 calculation of diluted net income per share.  Of the 1,450,000 outstanding warrants 1,300,000 warrants were issued to officers and directors and 150,000 warrants were issued to a sales agent.

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2013. The book value of those financial instruments that are classified as current assets or liabilities approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

BASIC NET INCOME (LOSS) PER COMMON SHARE

Net income (loss) per share is computed based on current accounting guidance requiring companies to report both basic net income (loss) per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net income (loss) per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

BASIC NET INCOME (LOSS) PER COMMON SHARE-Continued

The following table summarizes securities unissued at each of the periods presented which were included in the calculation of diluted net earnings per share in 2013  but were not included in the calculation of diluted net loss per share in 2012 since their inclusion would be anti-dilutive.

	2013	2012

Warrants issued as compensation	1,450,000	1,350,000

Total	1,450,000	1,350,000

RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2013 and through December 2, 2013, there were several new accounting pronouncements issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2013 and 2012:

	2013	2012

Property and equipment	$67,544	$75,608

Less accumulated depreciation	(24,157)	(19,811)

	$43,387	$55,797

Depreciation expense of $17,085 and $11,841 were recognized during the years ended September 30, 2013 and 2012, respectively.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 – ASSET RETIREMENT OBLIGATION

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

As of September 30, 2012 the Company had recorded a $5,000 estimated cost asset retirement obligation related to previously owned Oil and Gas leases (Parks Lease, Williams Lease and Contract Area1 lease). The retirement obligations were determined based on estimated costs in today’s dollars to comply with abandonment regulations established by the Texas Railroad Commission (TRC) and the State of Texas. No cost was incurred during the period ended September 30, 2013 and the Company does not anticipate any additional future obligation cost.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2013 and 2012:

	2013	2012

Deferred tax assets:
Net operating losses	$2,170,000	$2,305,000
Accrued expenses	281,000	257,000
Valuation allowance	(2,451,000)	(2,562,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2012 were approximately $6,300,000.  The Company has total net operating losses available to the Company to offset future taxable income of approximately $6,400,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

	2013		2012
	Amount	Percent	Amount	Percent
Income tax expense (benefit) at federal statutory rate	$111,000	34%	$(170,000)	(34)%

Non-deductible expenses	24,000	7	9,000	2

Utilization of net operating loss
carry forward	(135,000)	(41)	161,000	32

Provision for income taxes, net	$-	-%	$-	-%

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES-Continued

The Company’s valuation allowance attributable to its deferred tax assets (decreased)/increased by ($111,000) and $161,000 during the years ended September 30, 2013 and 2012.

The Company has tax net operating loss carry forwards totaling approximately $6,400,000, expiring in 2018 through 2032.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 5 - SEGMENT INFORMATION

As of September 30, 2011, the Company’s only operating segment was in oil and gas operations. In December 2011, the Company entered in the wholesale and retail mine supplies business. On May 10, 2012 the Company divested all of its operations in the oil and gas business.

Results of Operations segregated by segment

	September 30,	September 30,
	2013	2012
Revenues to unafilliated customers:
Mining	$4,894,529	$2,306,134
Oil and Gas	-	16,391
	$4,894,529	$2,322,525

Operaring profit or (loss):
Mining	$558,482	$(154,232)
Oil and Gas	(158,183)	(287,803)
	$400,299	$(442,035)
Other income (expense), net	(73,322)	(57,466)
Net Income\(loss)	$326,977	$(499,501)

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - SEGMENT INFORMATION-Continued

Total assets, capital expenditure and depreciation, depletion and amortization by segment

	September 30,	September 30,
	2013	2012
Identifiable assets:
Mining	$2,302,738	$1,072,398
Oil and Gas	37,580	90,200
Total segment assets	$2,340,318	$1,162,598
Total general corporate assets	218,415	58,932
Total Assets	$2,558,733	$1,221,530

Capital expenditures:
Mining	$13,144	$19,000
Oil and Gas	–	–
	$13,144	$19,000

Depreciation, Depletion and amortization:
Mining	$17,085	$11,841
Oil and Gas	–	–
	$17,085	$11,841

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

NOTE 6 - STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

Mr. Neuhaus claimed that, in May 2006, an employment agreement was entered into with Mr. Neuhaus the then president, CEO and Chairman of the Board.  Mr. Neuhaus claimed that the agreement provided that he was to be compensated at the rate of $25,000 per month plus bonus based on oil and gas production. In addition he claims that the employment agreement granted to him 1,000 shares of preferred stock. The preferred stock which Mr. Neuhaus caused to be issued to himself purportedly had the following rights and privileges:

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ DEFICIT-Continued

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

During the fiscal year 2006, Mr. Neuhaus waived his salary.  However, Mr. Neuhaus obtained a letter from Baron Capital Group, Inc. stating that value of the preferred stock was no greater than $1,018,000. On December 24, 2007, and in connection with Mr. Neuhaus’ resignation, 10,715,789 common shares were exchanged for 1,000 preferred shares, which exchange assumed that the preferred stock had a value of $1,018,000.  Current management of the Company has not seen documentation establishing that an employment agreement existed between Mr. Neuhaus and the Company; that any such agreement was authorized in accordance with Georgia law or that the preferred stock was duly authorized or validly issued in accordance with applicable law. As part of a legal settlement on May 2012, Mark Neuhaus returned to the Company 6,718,813 of the previously exchanged common shares.

COMMON STOCK

On May 2012, 6,718,813 common shares were returned to the Company by Mark Neuhaus, the prior CEO, as part of a legal settlement between the company and Mark Neuhaus and several other defendants.

On November 9, 2012, 1,500,000 shares of common stock were issued by the Company as payment for a legal fee obligation arising from the May 18, 2012, legal settlement with the Company’s prior CEO and several other co-defendants. The Company recognized a cost of $10,116 for Company’s common stock issued for service and, reversed a legal fee accrual of $49,884.

STOCK WARRANTS

On December 10, 2011, the Company authorized the issuance of an aggregate of 1,300,000 common stock purchase warrants to officers and directors. The warrants are convertible to the Company common stock at $0.05 per share and are exercisable for a two year period ending December 30, 2013.

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, over a period of four years, The agent  is expected to receive 50,000 warrants every six months for an aggregate of 400,000 warrants.  The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance.  The initial tranche of 50,000 warrants are issuable effective July 1, 2012. On January 1, 2013 and July 1, 2013 an additional 50,000 warrants per period were issuable to the agent pursuant to the agreement.

The warrants were included in the calculation of diluted net earnings per share in 2013 but, were not included in the calculation of diluted net loss per share in 2012 since their inclusion would be anti-dilutive.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6 - STOCKHOLDERS’ DEFICIT-Continued

STOCK WARRANTS-Continued

Following is a summary of outstanding stock warrants at September 30, 2013 and 2012 and activity during the years then ended:

	Number of	Exercise	Weighted
	Shares	Price	Average Price
Warrants at September 30, 2011	-	$-	$-

New issue	1,350,000	0.05-0.10	0.052
Warrants at September 30, 2012	1,350,000	0.05-0.10	0.052
New issue	100,000	0.10	0.10
Forfeited	-	-	-
Warrants at September 30, 2013	1,450,000	$0.05-0.10	$0.055

A summary of outstanding warrants at September 30, 2013, follows:

Expiration Date	Number of	Exercise	Remaining Life
	Shares	Price	(Years)
December 2013	1,300,000	$0.05	.25
July 2014	50,000	0.10	.75
January 2015	50,000	0.10	1.25
July 2015	50,000	0.10	1.75

NOTE 7 – LEGAL PROCEEDINGS

Except as discussed below, other than ordinary routine litigation incidental to the business, the Company is not a party to any material pending legal proceeding.

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

On January 17, 2012, the Company filed a lawsuit in the United States District Court for the District of Utah against Michael Cederstrom (“Cederstrom”), the Company’s former chief financial officer and corporate counsel, Dexter and Dexter Attorneys at Law (“Dexter”), the law firm that employed Mr. Cederstrom, and certain other parties.  Claims against the other parties have been resolved through settlement.  The Company has asserted claims against Cederstrom that include a claim of fraud in the inducement, breach of fiduciary duty, professional negligence, and negligent misrepresentation by omission or commission.  The Company’s claims against Dexter are based substantially upon the same theories and on a theory that Dexter is vicariously liable for the acts of Cederstrom and that Dexter failed to adequately supervise Cederstrom.  The claims against Dexter and Cederstrom are based upon allegations that, among other things, in connection with the exchange in December 2007 by Mr. Mark Neuhaus (“Neuhaus”), the Company’s former Chief Executive Officer, of 10,715,789 shares of common stock for shares of 1,000 preferred stock, Cederstrom failed to disclose to the Company that the preferred shares issued to Neuhaus as compensation for work allegedly performed in 2004 and 2005 were issued without the proper consent of the previous board of directors of the Company and that Neuhaus had not performed services for which the shares of preferred stock were issued.    Additionally, the Company claims Cederstrom executed, on behalf of the Company, a $1,199,885.55 convertible promissory note in favor of Neuhaus that was not authorized.  The Company also claims conflict of interest, breach of fiduciary duties, breach of contract and seeks an accounting for the fees paid to Dexter and certain shares issued to Cederstrom by the Company. The Company is seeking damages in an unspecified sum, punitive damages, pre and post judgment interest, attorneys’ fees and costs and other relief the court deems just and proper.  In response to the litigation, Cederstrom and Dexter have asserted a counterclaim alleging the Company owes attorney’s fees in the amount of $63,538.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – LEGAL PROCEEDINGS-Continued

On May 18, 2012, the Company reached a settlement agreement with Mark Neuhaus, M A &N, Nicole Bloom Neuhaus, Hewitt Energy and Doug Hewitt. Pursuant to the settlement agreement, Mark Neuhaus returned to the Company 6,718,813 shares previously issued to him and the convertible promissory note previously issued to him in the amount of $1,199,886 plus accrued interest and released the Company from all other claims related thereto. In return, the Company paid $100,000 in cash. The returned shares were subsequently canceled.

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

NOTE 8 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of September 30, 2013, Mr. Shrewsbury had advanced an aggregate of $499,583 to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

PARK’S LEASE

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. (“Masada”).The Parks lease covered 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%.On January 28, 2011, TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease.  As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company agreed to relinquish an 8.5% working interest which it had in a different lease, pay the sum of $10,000 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000.  The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by Park’s lease future production.

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER

On April 30, 2012, the Company issued a Revolving Promissory Demand Note to Mr. Shrewsbury, Chairman and CEO, in the principal amount of $1,062,000, covering advances made by Mr. Shrewsbury during the period through December 21, 2012. The note bears interest at the rate of 5% per annum. The principal and accrued but unpaid interest become due and payable on demand or on April 30, 2015, whichever occurs first. An event of default under the note would occur if the interest or principal under the note is not paid when due; the Company is dissolved; any representation or warranty by the Company in the note or related agreement is false or erroneous in any material respect; the Company fails or omits to perform or observe any agreement in the note or related agreement; a judgment should be entered against the Company in any court of record; any deposit account of the Company is attached or levied upon; any voluntary petition by or involuntary petition against the Company is filed pursuant to bankruptcy law; the Company makes an assignment for the benefit of creditors;  there should be any other marshaling of  the assets and liabilities of the Company for the benefit of its creditors; or the Company enters in any merger or consolidation or sell, leases or otherwise disposes of all or substantially all of its assets other than in the ordinary course of business. Upon the occurrence of an event of default, the holder may declare the note due and payable and the principal and interest should be immediately due and payable. The note is secured by all of the Company’s assets and is subordinated to the bank loan (Note 11) including with regard to claims with regard to the Company’s inventory and assets.

As of September 30, 2013, the Company had an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997. The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. An event of default under the note will occur upon a failure to pay when due any principal or interest; a violation of any covenant or agreement contained in the note; an assignment for the benefit of creditors by the Company; an application for the appointment of a receiver or liquidator for the Company or its property; the filing of a petition in bankruptcy by or against the Company; the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000; a default by the Company with respect to any other indebtedness with respect to any installment debt whether or not owing to the holder; the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company; or the termination of existence or the dissolution of the Company.  Upon the occurrence of an event of default, the holder is required to give written notice to the Company of the default, and the Company will have ten days to cure the default. If the default is not cured within the ten day cure period, the note will be in default and the entire unpaid principal sum hereof, together with accrued interest, will at the option of the holder become immediately due and payable in full. The note is subordinated to the bank loan including with regard to claims with the Company’s inventory and assets.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – RELATED PARTY TRANSACTIONS-Continued

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER-Continued

Although both of the notes are payable on demand, Mr. Shrewsbury has committed to the Company not to call the notes before the due date.

For the year ended September 30, 2013, interest expense of $89,494, in the accompanying statements of operations, relates to the promissory notes and the revolving credit arrangement. Interest on the two notes payable for the amount of $234,490 has been accrued as of September 30, 2013.

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and some warehouse space to store the Company’s inventory. The lease has a two year term starting October 1, 2012 and ending August 31, 2014.  The lease rental is $2,000 per month payable the first of each month. As of September 30, 2013, the Company has accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $36,000 included in the advances from stockholders/officers.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company.  The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company.  Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the year ended September 30, 2013 the amount of such commission was $12,841.  The Company believes such commissions rates charged are consistent with industry-wide charges for similar services and do not adversely affect the Company’s transportation costs.

ADVANCES FROM STOCKHOLDER/OFFICER

Included in the financial statements as of September 30, 2013 and 2012 are advances from stockholder/officer of $499,583 and $307,082, respectively.

	2013	2012

Beginning Balance	$307,082	$170,697

Proceeds from Stockholder/Officer advances	284,501	1,259,939
Warehouse rental from officer/stockholder	24,000	18,000
Reclassification to notes payable, stockholder	–	(1,062,000)
Repayment of stockholder/officer advances	(116,000)	(59,000)
Settlement of payable to Mark Neuhaus	–	(20,554)
Ending Balance	$499,583	$307,082

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non-cash investing and financing activities during the years ended September 30, 2013 and 2012:

	2013	2012

Accounts payable exchanged for common stock	$49,884	$–
Note receivable for sale of oil and gas equipment	$–	$40,000
Increase in notes payable to a stockholder from reclass
from advances from stockholder/officer	$–	$1,062,000
Decrease/(Increase) in property and equipment from change
in asset retirement obligation	$(5,000)	$18,012
Purchase of property and equipment through accrued
commissions	$–	$25,000
Settlement of notes payable to former stockholder, accrued
interest and advances to stockholder charged to equity	$–	$818,724

NOTE 10 – NOTES PAYABLE TO THIRD PARTY

On November 7, 2012, the Company obtained a loan for the approximate amount of $250,000 from a bank. The loan is secured by a priority security interest in the Company’s inventory and matures on November 7, 2013. Interest on the loan is payable monthly and is calculated on the basis of an independent variable indexed rate which is currently 3.250% per annum. The loan is guaranteed as to principal and interest, and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. On November 21, 2013, the bank approved a one year extension of the line of credit terms.

NOTE 11 – COMMITMENTS AND CONTINGENCIES

Significant Customers

At September 30, 2013, the Company had the following customer concentration

		Percentage of
		Accounts
	Percentage of	Receivable,
	Sales (1)	trade

Customer A	33%	*
Customer B	17%	6%
Customer C	15%	71%
Customer D	6%	*
Customer E	6%	*
Customer F	6%	*

*=Less than 5%
(1) Represents customers with annual sales of $200,000 or higher

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

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

Management’s Report on Internal Control Over Financial Reporting

Management of TX Holdings, Inc. (including its subsidiaries) (the “Company”) is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules13a-15(f) of the Securities Exchange Act of 1934, as amended).

The Company’s internal control over financial reporting is a process designed by, and under the supervision of, its principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel,  to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of September 30, 2013, the Company’s internal control over financial reporting was effective.

This annual report does not include an attestation report of the Company’s registered independent public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered independent public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this Annual Report on Form 10-K.

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth the our current executive officers and directors:

Name	Age	Title
William L. Shrewsbury	69	Chairman of the Board, Chief Executive Officer, and Director
Jose Fuentes	66	Chief Financial Officer
Martin Lipper	79	Director
Bobby S. Fellers	63	Director

Biographical information with respect to our current executive officers and directors is set forth below. There are no family relationships between any executive officer or director.

William “Buck” Shrewsbury, Chairman and CEO.  Mr. Shrewsbury has been a director and our Chairman and CEO since December 24, 2007. Since 1988, Mr. Shrewsbury has been the President and owner of Lee’s Services and Storage, LLC, a trucking agency and has been the President and owner of Buck’s Truck Inc., a trucking company. Prior to 1988, Mr. Shrewsbury served as the IT manager with a large steel mill for 19 years.  Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering.

Martin Lipper, Director.   Mr. Lipper became a director on December 24, 2007. Since 2010, Mr. Lipper has been a Managing Director of Greenstone Holdings Group LLC.  From November 2006 to March 2009, Mr. Lipper served as Senior Vice President and Research Director of Baron Group U.S.A.  Mr. Lipper also serves as a director of Polidex Pharmaceutical, Inc., a publicly traded drug manufacturing company, and two other privately held companies.  Mr. Lipper began his career on Wall Street as a securities analyst. He joined the Bank of New York and was the senior bank insurance and finance analyst.  Subsequently, he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham.  In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics.  Mr. Lipper is a Korean War Veteran who graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics.

Bobby S. Fellers, Director.   Mr. Fellers has been a director since March 28, 2006. Currently, Mr. Fellers is the principal of the Masada Family of Companies which includes Masada Oil and Gas Company, Ltd.  Mr. Fellers has over 30 years’ experience in the oil and gas industry in both field and offshore operations.

Jose Fuentes, Chief Financial Officer.   Mr. Fuentes has been Chief Financial Officer since May 12, 2008.  Commencing in 2006 and through 2007, Mr. Fuentes was our VP of Finance. Mr. Fuentes has over thirty-five years of financial related experience in the energy sector. The majority of his early career, after leaving public accounting, was spent at Atlantic Richfield Co., where he held several progressively responsible financial roles including his most recent position as Vice President of Finance, Planning and Control for Arco Indonesia. From there, Mr. Fuentes served as Vice President of Finance and CFO at PJM Interconnection, LLC.  Mr. Fuentes received a Bachelor of Science degree in accounting from Saint John’s University in New York and is a Certified Public Accountant.

All directors hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified. Directors are elected at the annual meetings to serve for one-year terms.  Any non-employee director of the Company or its subsidiaries is reimbursed for expenses incurred for attendance at meetings of the Board and any committee of the board of directors although no such committee has been established.

Each officer is appointed by the board of directors and holds his office at the pleasure and discretion of the board of directors or until his earlier resignation, removal or death.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or any of its subsidiaries or has a material interest adverse to the Company or any of its subsidiaries.

Audit, Nominating, Compensation and Other Board Committees

The board of directors of the Company has not established an audit, nominating, or compensation committee, or any other committee of the board, or appointed an “audit committee financial expert,” although it may do so in the future.  The functions of such committees are performed by the full board of directors. As of the date of this report, we have not identified an individual to act as an audit committee expert although we may seek to do so in the future.

The Board of Directors

The board oversees our business affairs and monitors the performance of management. During the year ended September 30, 2013, the goard held 2 meeting and handled certain other business through unanimous written consents of the board in accordance with the Company’s by-laws and applicable Georgia law. Messrs. Shrewsbury, Lipper and Fellers attended all of such meetings of the board.  We have a policy of requesting all directors to attend annual meetings of stockholders.

Our shares of common stock are quoted on the OTC Markets Group, Inc.’s OTCQB.  As such we are not subject to certain corporate governance requirements applicable to companies listed on a national securities exchange.  For purposes of determining the “independence” of our directors, we have adopted the definition in the NYSE MKT Company Guide.   We have determined that we have one director that is “independent” within the meaning set forth in the NYSE MKT’s Company Guide.  However, we do not have a lead independent director to preside at our board meetings but may do so in the future.  For a company of our size and management resources, we believe that the CEO is in the best position to focus the independent directors’ attention on the issues of greatest importance to the Company and its stockholders and we believe that splitting such roles may have the consequence of making our management and governance processes less effective than they are today through duplication of the lines of accountability and responsibility for matters.

Our senior management is responsible for overseeing, assessing and managing our exposure to risk on a day-to-day basis, including the creation of appropriate management programs and policies.  We do not maintain a separate committee of our board responsible for managing and overseeing our exposure to risk.  Our board is responsible for overseeing management in the execution of this responsibility and for assessing our approach to risk management.  Our board exercises this responsibility at its periodic board meetings.  Our board’s role in risk management is consistent with our leadership structure, with our CEO having responsibility for assessing and managing our risk exposure and the board providing oversight in connection with those efforts.

Section 16(a) Beneficial Ownership Compliance And Reporting

Under the securities laws of the United States, our directors, executive officers, and certain securities holders of the Company’s common stock are required to report their initial ownership of the Company’s common stock and any subsequent changes in that ownership to the SEC.  Specific due dates for these reports have been established and the Company is required to disclose any failure to file by these dates.

Based on our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Securities Exchange Act by our executive officers and directors with respect to our most recent fiscal year ended September 30, 2013, except as set forth below, there were no known (1) late reports, (2) transactions that were not reported, or (3) known failures to file a required report by such executives officers and directors.

On November 20, 2013, Mr. Shrewsbury filed a Form 5 to report forty six transactions that were not reported on a timely basis. Mr. Bobby Fellers has not filed an initial report on Form 3 and has not filed a Form 4 or Form 5 to report one transaction that was not reported on a timely basis.  On November 20, 2013, Mr. Lipper filed a Form 5 to report one transaction that was not reported on a timely basis. On November 15, 2013, Mr. Fuentes filed a Form 5 to report one transaction that was not reported on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics has been filed as an exhibit to the Company’s Annual Report on Form 10-K.

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth all compensation earned or awarded by our Chief Executive Officer and Chief Financial Officer and other “named executive officers” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Change in Pensions Value and Non-Qualified Compensation Earnings	All Other Compensation ($) (3)	Total ($)
William L. Shrewsbury CEO and Chairman	2013	$25,000	–	–	–	–	–	$24,000	$49,000
	2012	–	–	–	$1,621	–	–	18,000	19,621

Jose Fuentes Chief Financial Officer	2013	104,000	–	–	–	–	–	–	104,000
	2012	104,000	–	–	4,053	–	–	–	108,053

Richard Novack Former President	2013	26,000	–	–	–	–	–	–	26,000
	2012	104,000	–	–	1,621	–	–	–	105,621

(1)
Represents salaries paid and/or accrued during the years ended September 30, 2013, and 2012.  In May 2013, Mr. Shrewsbury commenced receiving a monthly salary of $5,000. Mr. Fuentes receives an annual salary of $104,000.  Mr. Novack received an annual salary of $104,000 until his employment with the Company terminated.

(2)
On December 10, 2011, Mr. Shrewsbury and Mr. Novack were each granted 200,000 common stock purchase warrants and Mr. Fuentes was granted 500,000 common stock purchase warrants as compensation for services.  The warrants became exercisable upon the date of grant and expire on December 30, 2013.  The warrants are exercisable at a price of $0.05 per share subject to certain anti-dilution adjustments.

(3)	Represent lease payments payable pursuant to a lease agreement between the Company and Mr. Shrewsbury and Mrs. Shrewsbury.

The Company does not have an employment agreement with either Mr. Shrewsbury or Mr. Fuentes.  The salaries of our officers are recommended by the CEO to the board of directors and subject to their review and approval and are determined on the basis upon current market and other conditions.  We do not provide any employee benefit programs to our employees other than a periodic grant of warrants.  The grant of warrants to our officers and directors and the terms of such warrants was recommended by the CEO to the board of directors and subject to their review and approval.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable common stock purchase warrants as of September 30, 2013.

Name	Option Awards
	Number of securities underlying unexercised options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised Unearned Options	Option Exercise Price	Option Expiration Date
	Exercisable		Unexercisable

William L. Shrewsbury	200,000	(1)	–	–	$0.05	December 30, 2013

Jose Fuentes	500,000	(1)	–	–	$0.05	December 30, 2013

(1)	The warrants were granted on December 11, 2011, and became exercisable upon the date of grant.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2013, and 2012.

DIRECTOR COMPENSATION

Name and Position	Year	Fees Earned or Paid in Cash ($)	Option Awards ($) (1)	All Other Compensation ($)	Total ($)

Bobby S. Fellers	2013	0	0	0	0
	2012	0	1,621	0	1,621

Martin Lipper	2013	0	0	0	0
	2012	0	1,621	0	1,621

(1)	On the basis of the closing price on the date of grant, December 10, 2011, of $0.03. The fair value was calculated using the Black-Scholes model.
(2)
On December 10, 2011, Mr. Fellers and Mr. Lipper were each granted 200,000 common stock purchase warrants.  The warrants became exercisable upon the date of grant and expire December 30, 2013.  The warrants are exercisable at a price of $0.05 per share.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of October 25, 2013, beneficial ownership of our common stock by: (i) each person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and our named executive officers, and (iii) all of our directors and named executive officers as a group.  As of October 25, 2013, 48,053,084 shares of our common stock were issued and outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Beneficially Owned

William L. Shrewsbury Chairman, CEO and director	9,363,651	(2)	19.40%

Jose Fuentes Chief Financial Officer	1,000,000	(3)	2.06%

Martin Lipper Director	761,666	(2)(4)	1.58%

Bobby S. Fellers Director	200,000	(2)	*

All executive officers and directors as a group (4 persons)	11,325,317		23.04%

(1)
Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by “voting power” and/or “investment power” with respect to securities.  Unless otherwise noted, all shares of our common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares owned by each of them.  Such person or entity’s percentage of ownership is determined by assuming that any options, warrants or convertible securities held by such person or entity that are exercisable or convertible within 60 days from the date hereof have been exercised or converted as the case may be.  All addresses, except as noted, are c/o TX Holdings, Inc., 12080 Virginia Boulevard, Ashland, Kentucky  41102.

(2)	Includes 200,000 shares issuable upon exercise of common stock purchase warrants that expire on December 30, 2013. The warrants are exercisable at a price of $0.05 per share.

(3)	Includes 500,000 shares issuable upon exercise of common stock purchase warrants that expire on December 30, 2013. The warrants are exercisable at a price of $0.05 per share.

(4) *	Includes 175,000 shares owned beneficially and of record by Mr. Lipper’s spouse. Represents beneficial ownership of less than 1% of our outstanding shares of common stock.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, we have not been a party to any transaction since October 1, 2012, in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Bank Loan Guarantee by Our CEO

On November 7, 2012, pursuant to the terms of a business loan agreement, the Company obtained a loan in the amount of $250,000 from Home Federal Savings and Loan Association, a federally chartered savings and loans association. Interest on the loan is payable monthly in arrears. Interest under the loan is variable and is based upon Wall Street Journal Prime Rate. An event of default under the loan will occur if the Company fails to make any payment when due under the loan, it fails to comply with any term, obligation, covenant or condition in the loan document or any other agreement between the bank and the Company, the Company defaults under any loan or similar agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan documents; the insolvency or occurrence of bankruptcy  event; commencement of foreclosure with regard to any property securing the loan; a 25% or more change in the beneficial ownership of the stock of the Company; a material adverse change in the financial condition of the Company; or the bank in good faith believes itself insecure. The loan is secured by the Company’s inventory and matures on November 7, 2014. The loan is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. The loan agreement contains other customary covenants and provisions.

Advances and Loans from Our CEO

On April 30, 2012 we issued a Revolving Promissory Demand Note to Mr. Shrewsbury, our Chairman and CEO, in the principal amount of $1,062,000, covering advances made by Mr. Shrewsbury during the period through December 21, 2012. The note bears interest at the rate of 5% per annum. The principal and accrued but unpaid interest becomes due and payable on the earlier of the date of demand or April 30, 2015. An event of default under the note would occur if the interest or principal under the note is not paid when due; the Company is dissolved; any representation or warranty by the Company in the note or related agreement is false or erroneous in any material respect; the Company fails or omits to perform or observe any agreement in the note or related agreement; a judgment should be entered against the Company in any court of record; any deposit account of the Company is attached or levied upon; any voluntary petition by or involuntary petition against the Company is filed pursuant to bankruptcy law; the Company makes an assignment for the benefit of creditors;  there should be any other marshaling of  the assets and liabilities of the Company for the benefit of its creditors; or the Company enters in any merger or consolidation or sells, leases or otherwise disposes of all or substantially all of its assets other than in the ordinary course of business. Upon the occurrence of an event of default, the holder may declare the note due and payable and the principal and interest should be immediately due and payable. The note is secured by all of the Company’s assets and is subordinated to the bank loan including with regard to claims with regard to the Company’s inventory and assets.

As of September 30, 2013, the Company had an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997. The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. An event of default under the note will occur upon a failure to pay when due any principal or interest; a violation of any covenant or agreement contained in the note; an assignment for the benefit of creditors by the Company; an application for the appointment of a receiver or liquidator for the Company or its property; the filing of a petition in bankruptcy by or against the Company; the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000; a default by the Company with respect to any other indebtedness with respect to any installment debt whether or not owing to the holder; the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company; or the termination of existence or the dissolution of the Company  Upon the occurrence of an event of default, the holder is required to give written notice to the Company of the default, and the Company will have ten days to cure the default. If the default is not cured within the ten day cure period, the note will be in default and the entire unpaid principal sum hereof, together with accrued interest, will at the option of the holder become immediately due and payable in full. The note is subordinated to the bank loan including with regard to claims with the Company’s inventory and assets.

As of September 30, 2013, Mr. Shrewsbury had advanced an aggregate of $499,583 to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

Lease Agreement

On November 2012, the Company entered into a lease agreement with Mr. Shrewsbury and Peggy Shrewsbury, Mr. Shrewsbury’s wife, pursuant to which they agreed to lease to the Company certain office space and certain warehouse space and land to store the Company’s inventory. The lease commenced on October 1, 2012 and terminates on August 31, 2014.  We have the option to extend the lease on the same terms for up to an additional 24 months upon written notice at least 30 days prior to the end of the lease.  The lease rental is $2,000 per month payable on the first of each month. As of September 30, 2013, the Company had accrued and unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $ 42,000.  Accordingly, our lease with Mr. and Mrs. Shrewsbury may be deemed to be in default.  As of the date of this report, we have not received a notice of termination of the lease.

Independent Directors

Our board of directors has adopted the definition of “independence” set forth in Section 803A of the NYSE MKT Company Guide.  Based upon such definition, the board of directors has determined that the following director is independent: Martin Lipper.   Currently, our board of directors does not maintain a separate audit, nominating, compensation or other committee although it may do so in the future.

ITEM 14.  PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Turner, Stone & Company, L.L.P., for the fiscal years indicated.

ACCOUNTING FEES AND SERVICES	2013	2012

Audit fees	$50,434	$32,005
Audit-related fees	-	-
Tax fees	6,918	-
All other fees	-	-

Total	$57,352	$32,005

The category of “Audit fees” includes fees for our annual audit, quarterly reviews and services rendered in connection with regulatory filings with the SEC, such as the issuance of comfort letters and consents.

The category of “Audit-related fees” includes employee benefit plan audits, internal control reviews and accounting consultation.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Turner, Stone & Company, L.L.P. was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report commencing on page 25:

Report of Independent Registered Public Accounting Firm
Balance Sheets as at September 30, 2013 and 2012
Statements of Operations for the years ended September 30, 2013 and 2012
Statements of Changes in Stockholders’ Deficit for the years ended September 30, 2013 and 2012
Statements of Cash Flows for the years ended September 30, 2013 and 2012
Notes to Financial Statements

(b)	Exhibits

The following exhibits are filed or “furnished” herewith:

Incorporated by Reference From
Exhibit No.	Description	Exhibit	Form	Filing Date	Filed/ “Furnished” Herewith
3.1	Articles of incorporation.				X

3.1	Articles of Amendment to Certificate of Incorporation, dated July 25, 2005		10-Q	05/03/2013

3.2	Articles of Amendment to Certificate of Incorporation, dated December 24, 2007		10-Q	05/03/2013

3.3	By-Laws.		10-KSB	01/14/2003

4.1	Form of Common Stock Certificate.				X

10.1	Lease Agreement, dated November 19, 2012, by and among registrant and William Shrewsbury and Peggy Shrewsbury.		10-Q	05/03/2013

10.2	Business loan agreement and exhibits, dated November 7, 2012, by and between registrant and Home Federal Savings and Loan Association.		10-Q	05/03/2013

10.3	Promissory Note, dated effective February 27, 2009, issued to Mr. Shrewsbury.		10-Q	05/03/2009

10.4	Revolving Promissory Demand Note, dated April 30, 2012, issued to Mr. Shrewsbury.		10-Q	05/03/2009

10.5	Security Agreement, dated April 30, 2012, between the registration and Mr. Shrewsbury.		10-Q	05/03/2009

10.6	Form of Compensatory Common Stock Purchase Warrant issued to Officers and Directors.				X

10.7	Loan Modification Agreement, date November 21, 2013, between the registrant and Home Federal Savings & Loan Association.				X

24.1	Power of attorney - included on signature page.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)				X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)				X

101.INS	XBRL Instance Document **				X

101.SCH	XBRL Taxonomy Extension Schema Document **				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **				X

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

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TX HOLDINGS, INC.

By:	/s/ William L. Shrewebury
William L. Shrewsbury Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Shrewsbury and Jose Fuentes, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended September 30, 2013, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Shrewsbury	Chairman of the Board, Chief Executive Officer and Director	November 25, 2013
William L. Shrewsbury	(Principal Executive Officer)

/s/ Jose Fuentes	Chief Financial Officer	November 25, 2013
Jose Fuentes	(Principal Financial and Accounting Officer)
/s/ Martin Lipper	Director	November 25, 2013
Martin Lipper
Director
Bobby Fellers

