Form 10-Q
period 2013-12-31
TX Holdings, Inc.
filed 2014-01-24
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2013
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

On January 24, 2014, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.
Form 10-Q
FOR THE QUARTER ENDED DECEMBER 31, 2013

2

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

●	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
●	statements about expected future sales trends for our products;
●	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
●	other statements about our plans, objectives, expectations and intentions; and
●	other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2013, Part I, Item 1A – Risk Factors of this report, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, and elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. The absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2013, and Part I, Item 1A – Risk Factors of this report. You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2013, and Part I, Item 1A – Risk Factors of this report, in evaluating our forward-looking statements.

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
3

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements

TX Holdings, Inc.
BALANCE SHEETS
December 31, 2013 and September 30, 2013

	(Unaudited)	(Unaudited)
	December 31,	September 30,
	2013	2013
ASSETS
Current assets:
Cash and cash equivalents	$100,609	$175,028
Accounts receivable, net of allowance for doubtful accounts of $13,993 as of 12/31/13 and 9/30/13	241,265	425,930
Inventory	2,423,369	1,849,987
Commission advances	16,169	3,546
Notes receivable-current	10,000	10,000
Other current assets	10,857	23,275
Total current assets	2,802,269	2,487,766

Property and equipment, net	40,887	43,387
Notes receivable, less current portion	27,380	27,380
Other	–	200

Total Assets	$2,870,536	$2,558,733

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$823,900	$889,885
Accounts payable	1,093,421	692,180
Advances from stockholders/officers	456,483	499,583
Bank- line of credit	248,500	248,500
Total current liabilities	2,622,304	2,330,148

Notes payable to a stockholder	1,351,997	1,351,997
Total Liabilities	3,974,301	3,682,145

Commitments and contingencies

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, and 48,053,084 shares issued and outstanding at December 31, 2013 and September 30, 2013	9,293,810	9,293,810
Additional paid-in capital	4,304,280	4,304,280
Accumulated deficit	(14,701,855)	(14,721,502)
Total stockholders’ deficit	(1,103,765)	(1,123,412)

Total Liabilities and Stockholders’ Deficit	$2,870,536	$2,558,733

The accompanying notes are an integral part of the financial statements
4

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2013 and 2012

	Unaudited
	December 31,	December 31,
	2013	2012

Revenue	$897,881	$776,246

Cost of goods sold	(670,409)	(592,048)

Gross profit	227,472	184,198

Operating expenses, except items shown separately below	108,322	133,283
Commission expense	107,493	71,779
Professional fees	59,227	29,222
Loss on settlement of accounts payable	–	10,116
Depreciation expense	2,500	4,445
Total operating expenses	277,542	248,845

Income/(loss) from operations	(50,070)	(64,647)

Other income and (expense):
Gain on extinguishment of debt	93,167	–
Gain/(loss) on disposal of fixed assets	–	500
Other income	–	–
Interest expense	(23,450)	(23,100)

Total other income and (expense), net	69,717	(22,600)

Income (loss) before provision for income taxes	$19,647	$(87,247)

Provision for Income taxes	8,000	–
Utilization of net operating loss carry forward	(8,000)	–

Net income/(loss)	$19,647	$(87,247)

Net earnings/(loss) per common share
Basic and Diluted	$–	$–

Weighted average of common shares outstanding-
Basic	48,053,084	47,417,214
Diluted	48,203,084	47,417,214

The accompanying notes are an integral part of the financial statements.

5

TX HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)
For the Three Months Ended December 31, 2013

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2013	–	–	48,053,084	$9,293,810	$4,304,280	$(14,721,502)	$(1,123,412)

Net Income						19,647	19,647

Balance at December 31, 2013	–	–	48,053,084	$9,293,810	$4,304,280	$(14,701,855)	$(1,103,765)

The accompanying notes are an integral part of these financial statements.
6

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2013 and 2012

	Unaudited
	December 31,	December 31,
	2013	2012
Cash flows used by operating activities:
Net income/(loss)	$19,647	$(87,247)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation expense	2,500	4,445
Loss on settlement of accounts payable	–	10,116
Gain on sale of equipment	–	(500)
Gain on extinguishment of debt	(93,167)	–
Deposit write-off	200	–
Changes in operating assets and liabilities:
Commission advances	(12,623)	(2,783)
Finished goods inventory	(573,382)	(536,768)
Other current assets	12,418	28,771
Accounts receivable	184,665	(122,343)
Accrued liabilities	27,182	57,584
Accounts payable	401,241	440,915
Stockholder advances for operations	6,000	6,000
Net cash used in operating activities	(25,319)	(201,810)

Cash flows used in investing activities:
Purchase of equipment	–	(13,144)
Proceeds received on sale of equipment	–	500
Net cash used in investing activities	–	(12,644)

Cash flows provided by financing activities:
Proceeds from line of credit	–	240,000
Proceeds from stockholder/officer advances	900	30,000
Payments of stockholders advances	(50,000)	(42,000)
Net cash used in financing activities	(49,100)	228,000

Increase/(decrease) in cash and cash equivalents	(74,419)	13,546
Cash and cash equivalents at beginning of period	175,028	3,135

Cash and cash equivalents at end of period	100,609	$16,681

Non-cash investing and financing activities:
Accounts payable exchanged for common stock	–	$49,884

The accompanying notes are an integral part of these financial statements.
7

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited financial statements and footnotes of TX Holdings, Inc. (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The balance sheet as of September 30, 2013, included herein was derived from audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2013 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2014.

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

OVERVIEW OF BUSINESS

The Company is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail material to the United States’ (“U.S.”) coal mining industry for use in their production and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky.

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

On May 30, 2012, the Company sold 100% of its interest in the Parks lease, the Company’s sole remaining oil and gas lease interest, for $80,000 and received as consideration a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future Park’s lease production. As of December 31, 2013, the note has a remaining outstanding balance of $37,380.

In connection with the Company’s business expansion, Mr. William Shrewsbury, the Company’s Chairman and CEO, provided financing in the form of a revolving promissory note for the amount of $1,062,000. The note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. The new financing is secured by a lien on the Company’s assets. Effective September 30, 2011, a note payable was issued to William Shrewsbury in the amount of $289,997 to cover the principal due on certain advances from Mr. Shrewsbury. The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. As of December 31, 2013, Mr. Shrewsbury has also advanced the Company an additional $456,483 which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

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

GOING CONCERN CONSIDERATIONS

The unaudited financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in our annual report on Form 10-K for the year ended September 30, 2013, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Since inception, the Company has not produced sufficient cash to fund its operations and, except for the fiscal year ended September 30, 2013, has incurred net losses. Since the commencement of its mining and rail products distribution business, the Company has relied substantially upon financing provided by Mr. Shrewsbury, the Company’s CEO and, since November 2012, a secured bank line of credit in connection with the development and expansion of its business.

On November 7, 2012 the Company obtained a loan in the amount of $250,000 from a bank, of which $248,500 was outstanding at December 31, 2013. The loan is secured by a priority security interest in the Company’s inventory and matures on November 7, 2014. Interest on the loan is payable monthly and is calculated on the basis of an independent variable indexed rate which is currently 3.250% per annum. The loan is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets.

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On December 10, 2011, the Company authorized the issuance of an aggregate of 1,300,000 common stock purchase warrants to officers and directors which were not included in the three months ended December 31, 2013 calculation of diluted net gain/loss per share. The warrants were exercisable for a two year period that ended on December 30, 2013.

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin is expected to receive every six months 50,000 warrants, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. On each of January 1, 2013, and July 1, 2013, an additional 50,000 warrants were issuable to Mr. Chafin pursuant to the agreement. The warrants were included in the calculation of diluted earnings per share.

NOTE 3 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of December 31, 2013, the Company had an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997. The note bears interest at the rate of 10% per annum and is payable on demand. Interest on the note payable has been accrued.

As of December 31, 2013, Mr. Shrewsbury had advanced an aggregate of $456,483 to the Company.

In the three months ended December 31, 2013, interest expense of $23,450, in the accompanying statements of operations, relates to the promissory notes and the revolving credit arrangement.

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

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER

On April 30, 2012, TX Holdings, Inc., issued a Revolving Promissory Demand Note to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $1,062,000. The note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. The note is secured by a security interest in all of the Company’s assets but is subordinate to the Company’s bank loan including with regard to the Company’s inventory and assets.

CONVERTIBLE DEBT ISSUED TO STOCKHOLDER AND FORMER OFFICER

In September 2007, Mark Neuhaus, the former Chairman of the Board of Directors and former Chief Executive Officer of the Company, caused the company to issue to him a convertible promissory note in the amount of $1,199,886 (the “Neuhaus Note”) bearing interest at 8% per annum and due and payable within two years for payments in cash and common stock purportedly made on behalf of the Company by Mr. Neuhaus through that date. The conversion price was $0.28 per common share (the market price of the Company’s common stock on the date of the note) which would have automatically converted on the two-year anniversary of the note if not paid in full by the Company. The conversion price was subject to anti-dilution adjustments.

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

On May 18, 2012, the Company reached a settlement with Mark Neuhaus with regard to the Neuhaus Litigation. Pursuant to a settlement agreement among the parties, the Company and Mark Neuhaus agreed to settle the Neuhaus litigation, Mr. Neuhaus returned to the Company 6,718,813 shares previously issued to him, Mr. Neuhaus released all claims against the Company related to the Neuhaus Note, including accrued interest along with any other liability owed to him. Mr. Neuhaus was permitted to retain 2,500,000 shares of the Company owned by him. The Company agreed that it would, within ten days of the effective date of the agreement, take steps to lift the restrictions on the transferability or public resale of such shares. The returned shares were canceled by the Company. In return, the Company paid Mr. Neuhaus $100,000. The settlement agreement provided for mutual general releases between the parties, except for claims the Company has or might have against Dexter and Dexter Attorneys At Law, P.C., and Michael Cederstrom. Also, the Company agreed to execute, exchange and deliver mutual general releases with Hewitt Energy Group, LLC, Douglas C. Hewitt, MA&N, LLC, and Nicole Bloom Neuhaus. Currently, the Company is pursuing certain claims in litigation against Dexter and Dexter and Michael Cederstrom.

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

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

On November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and some warehouse space to store the Company’s inventory. The lease has a two year term starting October 1, 2012 and ending August 31, 2014. The lease rental is $2,000 per month payable the first of each month. As of December 31, 2013, the Company has accrued lease payments in the amount of $48,000 included in the advances from stockholders/officers.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended December 31, 2013 the amount of such commission was $3,882. The Company believes such commission rates charged are consistent with industry-wide charges for similar services and do not adversely affect the Company’s transportation costs.

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

NOTE 6 -- RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2013 and through January 24, 2014, several new accounting pronouncements were issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report Form 10-K for the year ended September 30, 2013, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2013, and Part I, Item 1A – Risk Factors in this report.

Overview

We were incorporated in the State of Georgia in 2000 under the name HOM Corporation. On January 22, 2003, we changed our name to R Wireless, Inc., and, on July 27, 2005, we changed our name to TX Holdings, Inc. We ceased to be a “development stage company” for financial reporting purposes on March 31, 2012.

In December 2011, the Company expanded and began focusing its business on the distribution of rail material and mining supplies consumed by the U.S. coal mining industry in the production and transportation processes, which includes rail and its various components and mining supplies including steel and tungsten miner bits and related tools and material.

We purchase mining supplies from several manufacturers and rail material from several suppliers of such products. The products are shipped to our warehouse in Ashland, Kentucky and then distributed to our customers. Our products are transported primarily by road to our customers. Shipping costs are born by our customers.

We distribute and sell our products through two independent sales agents who are compensated on a commission basis.

Revenue for the quarter ended December 31, 2013, was $897,881 as compared to $776, 246 for the same period in 2012, an increase of approximately 15.7%.

During the quarter ended December 31, 2013, we had net income of $19,647 as compared to a net loss of $87,247 for the same period in 2012. The quarter ended December 31, 2013, is the fourth consecutive quarter in which the Company has reported net income and reflects the Company’s increased sales activities, its ability to control or obtain reductions in its product costs, and control operating and other expenses.

At December 31, 2013, cash and cash equivalents were $100,609 compared to $175,028 at September 30, 2013.

Net cash used in operating activities was $25,319 during the three months ended December 31, 2013.

During the quarter ended December 31, 2013, net cash used in financing activities was $49,100 due to the Company’s reduction of a stockholder’s advance by $50,000.

In connection with our new line of business, Mr. William Shrewsbury, the Company’s Chairman and CEO, provided financing in the form of a revolving promissory note in the amount of $1,062,000. The promissory note is secured by a lien on the Company’s assets that is subordinated to the bank’s indebtedness. Also, we have indebtedness due to Mr. Shrewsbury in the amount of $289,997 pursuant to a note, dated effective February 27, 2009, and as of December 31, 2013 advances due to Mr. Shrewsbury in the amount of $456,483. On November, 2012, the Company obtained a bank line of credit in the amount of $250,000 that is secured by a lien on the Company’s inventory, of which $248,500 had been drawn upon as of December 31, 2013.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2013 Compared To Three Months Ended December 31, 2012

Revenues from Operations

Revenue for the three months ended December 31, 2013 was $897,881 as compared to $776,246 for the same period in 2012, an increase of $121,635 or a 15.7%. In December 2011, we began expanding our business to include the distribution of rail material and mining supplies consumed by the U.S. coal mining industry. The increase in revenue is attributable to increased sales of rail and mining supplies. The increase in sales is attributable to the Company expanding its product and customer base.

Cost of Goods Sold

During the quarter ended December 31, 2013, the Company’s cost of goods sold was $670,409 as compared to cost of goods sold of $592,048 for the quarter ended December 31, 2012, an increase of $78,361 or 13.2%. The increase in cost of goods sold resulted from the higher sales volume during the quarter ended December 31, 2013.

Operating Expenses

Operating expenses for the three months ended December 31, 2013 were $277,542 as compared to $248,845 for the three months ended December 31, 2012 an increase of $28,697 or 11.5%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	12/31/2013	12/31/2012	$ Change	%Change
Operating Expense
Commission Expense	$107,943	$71,779	$36,164	49.8%
Professional fees	59,227	29,222	30,005	102.7
Depreciation expense	2,500	4,445	(1,945)	(43.8)
Other operating expense	108,322	143,399	(35,077)	(24.5)
Total	$277,992	$248,845	$29,147	11.5%

Commission expense for the three months ended December 31, 2013 were $107,493 compared to $71,779 for the same period in 2012, an increase of $ 35,714 or 49.8%. The higher commission is a direct result of the increased sales during the current period.

Professional fees increased $30,005 or 102.7% during the three months ended December 31, 2013, as compared to the same period in 2012 as a result of higher legal expenses associated with a lawsuit filed by the Company against our prior CFO, Michael Cederstrom, and the law firm of Dexter and Dexter (See Part II, Item I- Legal Proceeding). During the three months ended December 31, 2013, the Company incurred advertising expenses of $1,543, having no similar expense for the same quarter in the prior year.

Depreciation expenses decreased $1,945 or 43.8% during the quarter ended December 31, 2013, as compared to the same period in 2012. In September 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business. No depreciation was taken on the brazing machine during the quarter ended December 31, 2013, as the Company out-sourced the work and is no longer operating the brazing machine. The $1,945 lower depreciation expense during the current quarter as compared to the same quarter in the prior year resulted from the depreciation of the brazing machine taken during the quarter ended December 31, 2012.

During the three months ended December 31, 2013, other operating expenses of $108,322 decreased by $35,077 or 24.5% from the $143,399 for the same period in 2012. The lower other operating expenses resulted from lower contract labor of $22,220 during the current period and a $10,116 loss on settlement of certain accounts payable recorded in the prior year.

Loss from Operations

Loss from operations for the quarter ended December 31, 2013, was $50,070 compared to a loss from operations of $64,647 during the same period in 2012, a decrease of $14,577 or 22.6%. The decrease in loss resulted from higher gross profit of $43,274 as a result of higher sales and lower supplier costs partially offset by higher operating expenses due to higher legal fees of $28,642.

Other Income and Expense

Other income for the quarter ended December 31, 2013, was $69,717 as compared to other expense of $22,600 for the quarter ended December 31, 2012, an increase of $92,317. The increase resulted from a reversal on December 31, 2013, of a $93,167 prior period recorded debt. The debt had been disputed by the Company and was deemed not payable by the Company.

Net Income or Loss

For the quarter ended December 31, 2013, net income was $19,647 compared to a net loss of $87,247 for the quarter ended December 31, 2012, an increase of $106,894. The increase resulted from higher gross profit of $43,276 generated by increased sales of mining and rail supplies, increased operating expenses of $28,697, a decrease in loss from operations of $14,577, and other income of $69,177 when compared to other expense of $22,600 during the same period in 2012. A tax provision of $8,000 on net income of $19,647 generated during the quarter ended December 31, 2013, was fully offset by the utilization of tax credits resulting from operating losses recorded in prior periods.

Gross profit for the quarter ended December 31, 2013, was $227,472, an increase of $43,274 or 23.5% over the gross profit of $184,198 for 2012. The higher gross profit in the current period resulted from higher sales volume arising from expanding our rail and mining supplies product base and lower supplier costs.

In addition to the gross profit increase of $43,274 during the three months of December 31, 2013, when compared to the same period the prior year, the Company realized other net income of $93,167 due to a reversal of a prior period recorded debt.

Net earnings/(loss) per common share

The net income of $19,647 for the quarter ended December 31, 2013, as well as the net loss of $87,247 for the quarter ended December 31, 2012, when divided by the number of common shares outstanding of 48, 053,084 basic shares and 48,203,084 diluted shares in 2013 and, 47,417,214 basic/diluted shares in 2012 result in a negligible earnings/(loss) per share of less than $0.01 for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended
	December 31, 2013	December 31, 2012
Net cash used in operating activities	$(25,319)	$(201,810)
Net cash used in investing activities	–	(12,644)
Net cash provided/(used) in financing activities	(49,100)	228,000
Net Increase (decrease) in cash	$(74,419)	$13,546

At December 31, 2013, we had a cash and cash equivalents of $100,609 as compared to $175, 028 at September 30, 2013, a decrease of $74,419 or 42.5%

Cash Used in Operating Activities

Cash used in operating activities for the three months ended December 31, 2013, was $25,319 compared to $201,810 in 2012, a decrease of $176,491 or 87.5%.

The decrease in cash used in operating activities reflected the continued effort by the Company to increase the finished goods inventory by $573,382 from the prior year-end levels to meet projected increases in sales demand and was minimized by an increase in accounts payable of $401,241 on purchases of inventory for resale, net income for the quarter of $19,647, and a decrease in accounts receivable of $184,665.

A $93,617 legal service debt write-off recorded in December 31, 2013, accounts for the reported gain on extinguishment of debt. The gain from the reversal of the debt was recorded on a disputed debt the Company deems no longer payable.

The increase in inventory of $573,382 during the three months ended December 31, 2013, was the direct result of the Company’s continued expansion of its rail and mining supplies business, which started in December 2011. The cash needs for the new business was partially mitigated by an increase in accounts payable of $401,241 associated with the purchase of finished goods inventory for resale.

The $573,382 inventory increase for the quarter ended December 3, 2013, represents an increase of $36, 614 over the increase reported in the same quarter the prior year. The increase in both periods can be attributed to higher inventory levels and new inventory products to meet anticipated increased customer demand.

Accounts receivable as of December 31, 2013, decreased $184,665 as compared to an increase of $122,343 as of December 31, 2012. Although sales for the quarter ended December 31, 2013, of $897,881 were $121,635 higher than the same quarter sales of $776,246 in 2012, sales for the quarter ended December 31, 2013, were lower than the fourth quarter 2012 sales. During fiscal 2012, due to the expansion of the Company’s wholesale and retail rail and mining supplies business, sales increased each quarter resulting in proportionately increased accounts receivable which accounts for the receivable increase of $122,343 as of December 31, 2012.

Accrued liabilities increased during the quarter ended December 31, 2013, by $27,182 as compared to an increase of $57,584 during the same quarter in 2012. The decrease in liabilities of $30,402 between the two periods resulted from recorded accruals associated with purchase of inventory during the quarter ended December 31, 2012, for which purchase invoices were not received at the end of the quarter.

During the quarter ended December 31, 2013, accounts payable increased by $401,241, a decrease of $39, 674 when compared to the increase of $440,915 during the same quarter the prior year. The increases in the 2013 and 2012 quarters are directly related to the inventory increases of $573,382 and $536,782 during the respective quarters as the Company continued to increase inventory to meet anticipated customer demand.

Cash Used in Investing Activities

Cash used in investing activities was $0 during the three months ended December 31, 2013, compared to $12,644 in the quarter ended December 31, 2012. The Company purchased delivery equipment in 2012 but made no such purchase in the first fiscal quarter of 2014.

Cash Provided/Used by Financing Activities

During the three months ended December 31, 2013, cash used in financing activities was $49,100 compared to cash provided by financing activities of $228,000 during the same period in 2012. During such periods, the Company repaid stockholder/officer advances of $50,000 and $42,000, respectively, and received stockholder advances of $900 and $30,000, respectively. Also, the Company financed its operation during the period ended December 31, 2012, by drawing-down $240,000 from its bank credit line.

On November 7, 2012, the Company obtained a line of credit in the amount of $250,000 from a bank. The line is secured by a priority security interest in the Company’s inventory and matures on November 17, 2014. Interest on the loan is payable monthly and is calculated on the basis of a variable index. As of December 31, 2013, the Company had borrowed $248,500 under the line of credit and the current rate of interest under the line is 3.25% per annum.

In addition to our bank line of credit, we have relied upon loans and advances from William Shrewsbury (our Chairman and CEO) in the aggregate amount of $1,549,904 as of December 31, 2013. As of December 31, 2013, pursuant to the terms of a revolving demand note, the Company had an outstanding loan from Mr. Shrewsbury of $1,062,000. The revolving demand note bears interest at the rate of 5% per annum and becomes due and payable on demand or on April 30, 2015 whichever shall first occur. As of December 31, 2013 the Company had borrowed $1,062,000 under the loan facility. Also as of December 31, 2013, the Company had an outstanding note payable to Mr. Shrewsbury in the amount of $289,997. The note bears interest at the rate of 10% per annum and is due on the earlier of the date demanded or April 16, 2015. During the three months ended December 31, 2013, the Company repaid $49,100 of advances due to Mr. Shrewsbury bringing the total outstanding advance balance to $456,483. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest. Mr.Shrewsbury has committed to the Company not to demand payment of the notes before their respective due dates.

Financial Condition and Going Concern Uncertainties

The Company ceased to be a development stage company effective March 31, 2012, following the Company’s decision to enter into the new business of distributing rail material and mining supplies consumed by the U.S. coal mining industry in its transportation and production processes.

Except for the four consecutive quarters ended December 31, 2013, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank line of credit in connection with the development and expansion of its business. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2013, contained an explanatory paragraph wherein they expressed an opinion that there is a substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of December 31, 2013, the Company had cash and cash equivalents of $100,609 as compared to $175,028 as of September 30, 2013. The decrease in cash as of December 31, 2013, results from the continued effort by the Company to increase the finished goods inventory from the prior year-end levels to meet projected increases in sales demand and the repayment of cash advances made by the Company to Mr. Shrewsbury (our Chairman and CEO).

The Company’s accounts receivable were $241,265 as of December 31, 2013, as compared to $425,930 as of September 30, 2013, a decrease of $184,665 or 43.3%. Lower receivables as of December 31, 2013 are the direct result of a decline in customer demand during the winter months.

Inventory was $2,423,369 as of December 31, 2013 as compared to $1,849,987 as of the year ended September 30, 2013, an increase of $573,382 or 31.0%. In anticipation of the continued growth of the rail and mining supplies business, the Company has increased inventory levels to meet anticipated higher sales demand.

During the quarter ended December 31, 2013, our stockholders’ deficit decreased from $14,721,502 to $14,701,855, a decrease of $19,647 or .1%. The reported net income for the three months ended December 31, 2013 accounts for the decrease in stockholders’ deficit.

During the quarter ended December 31, 2013, the Company’s net income was $19,647 compared to a net loss of $87,247 for the comparable period in 2012. The favorable increase can be directly attributed to the higher sales revenue of $897,881 for the three months ended, December 31, 2013 compared to $776,246 for the three months ended December 31, 2012, reflecting the continued expansion of the Company’s rail and mining supplies distribution business, management’s ability to control product costs and operational expenses. Further, a reversal of a prior period debt contributed $93,167 to net income.

Currently, in addition to funds utilized to purchase inventory, the Company is spending between $100,000 and $120,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, the loans and advances provided by Mr. Shrewsbury and the line of credit provided by the bank to be sufficient to fund the Company operations for the next 12 months.

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

ADVANCES AND LOANS FROM MR. SHREWSBURY

On April 30, 2012, we issued a Revolving Promissory Demand Note to Mr. Shrewsbury, our Chairman and CEO, in the principal amount of $1,062,000 covering advances made by Mr. Shrewsbury during the period through December 21, 2012. The note bears interest at the rate of 5% per annum. The principal and accrued but unpaid interest become due and payable on demand or on April 30, 2015, whichever should first occur. An event of default under the note would occur if the interest or principal under the note is not paid when due; the Company is dissolved; any representation or warranty by the Company in the note or related agreement is false or erroneous in any material respect; the Company fails or omits to perform or observe any agreement in the note or related agreement; a judgment should be entered against the Company in any court of record; any deposit account of the Company is attached or levied upon; any voluntary petition by or involuntary petition against the Company is filed pursuant to bankruptcy law; the Company makes an assignment for the benefit of creditors; there should be any other marshaling of the assets and liabilities of the Company for the benefit of its creditors; or the Company enters in any merger or consolidation or sell, leases or otherwise disposes of all or substantially all of its assets other than in the ordinary course of business. Upon the occurrence of an event of default, the holder may declare the note due and payable and the principal and interest should be immediately due and payable. The note is secured by all of the Company’s assets and is subordinated to the bank loan including with regard to claims with regard to the Company’s inventory and assets.

 As of December 31, 2013, the Company had an outstanding note payable to Mr. Shrewsbury, the Company’s Chairman and CEO, for the amount of $289,997. The note bears interest at the rate of 10% per year and is due on the earlier of the date demanded or April 15, 2015. An event of default under the note will occur upon a failure to pay when due any principal or interest; a violation of any covenant or agreement contained in the note; an assignment for the benefit of creditors by the Company; an application for the appointment of a receiver or liquidator for the Company or its property; the filing of a petition in bankruptcy by or against the Company; the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000; a default by the Company with respect to any other indebtedness with respect to any installment debt whether or not owing to the holder; the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company; or the termination of existence or the dissolution of the Company. Upon the occurrence of an event of default, the holder is required to give written notice to the Company of the default, and the Company will have ten days to cure the default. If the default is not cured within the ten day cure period, the note will be in default and the entire unpaid principal sum hereof, together with accrued interest, will at the option of the holder become immediately due and payable in full. The note is subordinated to the bank loan including with regard to claims with the Company’s inventory and assets.

Mr. Shrewsbury has committed to the Company not to demand payment of the notes before their respective due dates.

In addition, as of December 31, 2013, Mr. Shrewsbury had advanced an aggregate of $456,483 to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of December 31, 2013 and September 30, 2013.

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

On January 17, 2012, the Company filed a lawsuit in the United States District Court for the District of Utah against Michael Cederstrom (“Cederstrom”), the Company’s former chief financial officer and corporate counsel, Dexter and Dexter Attorneys at Law (“Dexter”), the law firm that employed Mr. Cederstrom, and certain other parties. Claims against other parties have been resolved through settlement. The Company has asserted claims against Cederstrom that include a claim of fraud in the inducement, breach of fiduciary duty, professional negligence, and negligent misrepresentation by omission or commission. The Company’s claims against Dexter are based substantially upon the same theories and on a theory that Dexter is vicariously liable for the acts of Cederstrom and that Dexter failed to adequately supervise Cederstrom. The claims against Dexter and Cederstrom are based upon allegations that, among other things, in connection with the exchange in December 2007 by Mr. Mark Neuhaus (“Neuhaus”), the Company’s former Chief Executive Officer, of 10,715,789 shares of common stock for 1,000 shares of preferred stock, Cederstrom failed to disclose to the Company that the preferred shares issued to Neuhaus as compensation for work allegedly performed in 2004 and 2005 were issued without the proper consent of the previous board of directors of the Company and that Neuhaus had not performed services for which the shares of preferred stock were issued. Additionally, the Company claims Cederstrom executed, on behalf of the Company, a $1,199,885. 55 convertible promissory note in favor of Neuhaus that was not authorized. The Company also claims conflict of interest, breach of fiduciary duties, breach of contract and seeks an accounting for the fees paid to Dexter and certain shares issued to Cederstrom by the Company. The Company is seeking damages in an unspecified sum, punitive damages, pre and post judgment interest, attorneys’ fees and costs and other relief the court deems just and proper. In response to the litigation, Cederstrom and Dexter have asserted a counterclaim alleging the Company owes attorney’s fees in the amount of $63,538.48.

ITEM 1A.     RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below (which supplement and reflect changes to certain of the risk factors we disclosed in our 2013 Annual Report on Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as certain risk factors set forth under Part I, Item 1A –Risk Factors of our 2013 Form 10-K. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company. If any of the following risks (or the risk factors we disclose in our 2013 Form 10-K) actually occur, our business, financial condition and operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose a part or all your investment.

Risks Related to Our Company and Our Operations

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations. We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay demand notes due to our CEO if he makes a demand under such notes or repay our bank line of credit when it becomes due.

As of December 31, 2013, we have incurred debt due to Mr. Shrewsbury in the form of notes and advances in the aggregate amount of $1,808,480 of which $1,351,997 is covered by two notes that are repayable upon demand. We have outstanding accounts payable of $1,093,421 and other accrued liabilities of $823,900. Also, the Company owes $248,500 under a bank line of credit which is secured by the Company’s inventory and which becomes due on November 7, 2014. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding principal under the demand note due to Mr. Shrewsbury in the event he makes a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Although we reported net income for the quarter ended December 31, 2013, we have a history of net losses and cannot assure we will be profitable in the future. Any failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We had net income of $19,647 for the quarter ended December 31, 2013 and a net loss of $87,247 for the same period in 2012. At December 31, 2013 and 2012, we had accumulated deficits of $14,701,855 and $14, 721,502, respectively. Based on current expectations, we may need to obtain additional financing to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs. In the past we have been able to raise financing from our CEO through demand notes and advances and a bank line of credit guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

ITEM 2.        UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants are issuable over a four year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013 and January 1, 2014, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. The warrants were granted in reliance upon the exemption from the registration requirements under the Securities Act set forth in section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.        DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.        MINE SAFETY DISCLOSURES

None.

ITEM 5.        OTHER INFORMATION

None.

ITEM 6.        EXHIBITS

The following exhibits are filed or “furnished” herewith:

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed/ “Furnished” Herewith

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X

32.2	Certification of Principal Financial Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

101.INS	XBRL Instance Document **	X

101.SCH	XBRL Taxonomy Extension Schema Document **	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **	X

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Dated: January 24, 2014		Dated: January 24, 2014

