Form 10-Q
period 2014-03-31
TX Holdings, Inc.
filed 2014-04-28
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-32335
TX HOLDINGS, INC. (Exact Name of Registrant as Specified in its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2558702 (I.R.S. Employer Identification No.)

12080 Virginia Blvd., Ashland, KY 41102 (Address of principal executive offices and zip code)	(606) 928-1131 (Registrant’s telephone number, including area code)

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

On April 28, 2014, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC. Form 10-Q
FOR THE QUARTER ENDED March 31, 2014

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TX HOLDINGS, INC.
BALANCE SHEETS
March 31, 2014 and September 30, 2013
	Unaudited
	March 31,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$578	$175,028
Accounts receivable, net of allowance for doubtful accounts of $13,993	752,946	425,930
Inventory	2,328,034	1,849,987
Commission advances	-	3,546
Notes receivable-current	10,000	10,000
Other current assets	26,466	23,275
Total current assets	3,118,024	2,487,766

Property and equipment, net	31,454	43,387
Notes receivable, less current portion	24,514	27,380
Other	-	200

Total Assets	$3,173,992	$2,558,733

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$603,946	$889,885
Accounts payable	1,296,369	692,180
Advances from stockholder/officer	77,687	499,583
Bank- line of credit	248,500	248,500
Total current liabilities	2,226,502	2,330,148

Notes payable to a stockholder	2,000,000	1,351,997
Total Liabilities	4,226,502	3,682,145

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, and 48,053,084 shares issued and outstanding at March 31, 2014 and September 30, 2013	9,293,810	9,293,810
Additional paid-in capital	4,304,280	4,304,280
Accumulated deficit	(14,650,600)	(14,721,502)
Total stockholders’ deficit	(1,052,510)	(1,123,412)

Total Liabilities and Stockholders’ Deficit	$3,173,992	$2,558,733

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Three and Six Months Ended March 31, 2014 and 2013
	Unaudited
	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2014	2013	2014	2013

Revenue	$1,206,567	$954,074	$2,104,447	$1,730,321

Cost of goods sold	807,452	681,709	1,477,861	1,273,757

Gross profit	399,115	272,365	626,586	456,564

Operating expenses, except items shown separately below	121,290	75,460	229,611	208,743
Commission expense	162,822	96,986	270,315	168,765
Professional fees	53,000	47,971	112,227	87,309
Depreciation expense	2,240	4,445	4,740	8,890
Total operating expenses	339,352	224,862	616,893	473,707

Income (loss) from operations	59,763	47,503	9,693	(17,143)

Other income and (expense):
Gain on extinguishment of debt	-	-	93,167	-
Gain on sale of property and equipment	10,807	-	10,807	500
Interest expense	(19,315)	(22,759)	(42,765)	(45,680)

Total other income and (expense), net	(8,508)	(22,759)	61,209	(45,180)

Income (loss) before provision for
income taxes	$51,255	$24,744	$70,902	$(62,323)

Provision for income taxes	21,015	-	29,070	-
Utilization of net operating loss carry forward	(21,015)	-	(29,070)	-

Net income/(loss)	$51,255	$24,744	$70,902	$(62,323)

Income/(loss) per common share
Basic and diluted	$-	$-	$-	$-

Weighted average of common shares outstanding-
Basic and diluted	48,053,084	48,053,084	48,053,084	47,731,655

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
For the Six Months Ended March 31, 2014
	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2013	-	$-	48,053,084	$9,293,810	$4,304,280	$(14,721,502)	$(1,123,412)

Net Income	-	-	-	-	-	70,902	70,902

Balance at March 31, 2014	-	$-	48,053,084	$9,293,810	$4,304,280	$(14,650,600)	$(1,052,510)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2014 and 2013
	Unaudited
	March 31,	March 31,
	2014	2013
Cash flows used by operating activities:
Net income/(loss)	$70,902	$(62,323)
Adjustments to reconcile net income/(loss) to net cash used
in operating activities:
Depreciation expense	4,740	8,890
Loss on settlement of accounts payable	-	10,116
Gain on sale of property and equipment	(10,807)	(500)
Gain on extinguishment of debt	(93,167)	-
Other assets	200	-
Changes in operating assets and liabilities:
Commission advances	3,546	(7,551)
Deposits	-	50,000
Inventory	(478,047)	(740,924)
Other current assets	(3,191)	24,572
Accounts receivable	(327,016)	(150,195)
Notes receivable	2,866	-
Accrued liabilities	69,385	57,993
Accounts payable	604,189	374,530
Stockholder advances for operations	12,000	12,000
Net cash used in operating activities	(144,400)	(423,392)

Cash flows provided (used) in investing activities:
Purchase of equipment	-	(13,144)
Proceeds received on sale of equipment	18,000	500
Net cash provided (used) in investing activities	18,000	(12,644)

Cash flows provided (used) in financing activities:
Proceeds from line of credit	-	248,500
Proceeds from stockholder/officer advances	6,950	281,501
Repayments of stockholders advances	(55,000)	(74,000)
Net cash provided (used) in financing activities	(48,050)	456,001

Increase/(decrease) in cash and cash equivalents	(174,450)	19,965
Cash and cash equivalents at beginning of period	175,028	3,135

Cash and cash equivalents at end of period	$578	$23,100

Non-cash investing and financing activities:
Accrued Interest exchanged for notes payable to a stockholder	$262,157	-
Advances from stockholder exchanged for notes payable to stockholder	$385,846	-
Accounts payable exchanged for common stock	-	$49,884

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

On May 30, 2012, the Company sold 100% of its interest in the Parks lease, the Company’s sole remaining oil and gas lease interest, for $80,000 and received as consideration a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future Park’s lease production. As of March 31, 2014, the note has a remaining outstanding balance of $34,514.

REVENUE RECOGNITION

The Company recognizes revenue from direct sales of our products to our customers, including shipping fees. Title passes to the customer (usually upon shipment or delivery, depending upon the terms of the sales order) when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. The Company expenses shipping and handling costs as incurred which are included in cost of goods sold on the statements of operations.

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

Prior to the fiscal year ended September 30, 2013 the Company had not produced sufficient cash to fund its operations and had incurred net losses. Since the commencement of its mining and rail products distribution business, the Company has relied substantially upon financing provided by Mr. Shrewsbury, the Company’s CEO and, since November 2012, a secured bank line of credit in connection with the development and expansion of its business.

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On December 10, 2011, the Company authorized the issuance of an aggregate of 1,300,000 common stock purchase warrants to officers and directors which were not included in the three or six months ended March 31, 2014 calculation of diluted earnings (loss) per common share. The warrants were exercisable for a two year period that ended on December 30, 2013.

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin is expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. On each of January 1, 2013, July 1, 2013, and January 1, 2014 an additional 50,000 warrants were issuable to Mr. Chafin pursuant to the agreement. The warrants were included in the calculation of diluted earnings per share.

On February 21, 2014, the Board of Directors authorized the issuance of 500,000 common stock purchase options to Mr. Shrewsbury. The options are exercisable at $.0924 commencing April 1, 2014 and expire on March 31, 2017. These options were excluded from the calculation of diluted earnings per share because they are not exercisable until April 1, 2014.

NOTE 3 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of March 31, 2014, Mr. Shrewsbury had an outstanding advance to the Company of $77,687. The advance bears no interest and is due on demand.

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate certain indebtedness due to Mr. Shrewsbury in the aggregate amount of $2,000,000, including the principal due under the Revolving Note in the amount of $1,062,000 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168, 905, the principal due under the 10% Note in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014, and issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. The Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance to be purchased by the Company on the life of Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company who are also “qualified directors” within the definition set forth in Section 14-2-862 0f the Georgia Corporation Code.

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

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

On November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and some warehouse space to store the Company’s inventory. The lease has a two year term starting October 1, 2012 and ending August 31, 2014. The lease rental is $2,000 per month payable the first of each month. As of March 31, 2014, the Company has accrued lease payments in the amount of $36,000 included in the advances from stockholder/officer.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the six months ended March 31, 2014 the amount of such commission was $6,033. The Company believes such commission rates charged are consistent with industry-wide charges for similar services and do not adversely affect the Company’s transportation costs.

NOTE 4 – BANK-LINE OF CREDIT

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

NOTE 5 -- RECENTLY ISSUED ACCOUNTING STANDARDS

During the six months ended March 31, 2014 and through April 22, 2014, several new accounting pronouncements were issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

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

This discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition and contingencies. We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Revenue for the six months ended March 31, 2014, was $2,104,447 as compared to $1,730,321 for the same period in 2013, an increase of approximately 22%.

During the six months ended March 31, 2014, we had net income of $70,902 as compared to a net loss of $62,323 for the same period in 2013. The quarter ended March 31, 2014, is the fifth consecutive quarter in which the Company has reported net income and reflects the Company’s increased sales activities, its ability to control or obtain reductions in its product costs, and control operating and other expenses.

At March 31, 2014, cash and cash equivalents were $578 compared to $175,028 at September 30, 2013.

Net cash used in operating activities was $144,400 during the six months ended March 31, 2014. Net cash used in operating activities during the same six month period in 2013 was $423,392.

Cash flow provided by investing activities for the six months ended March 31, 2014 was $18,000 as compared to cash flow used in investing activities of $12,644 during the same period in 2013.

During the six months ended March 31, 2014, net cash used in financing activities was $48,050 due to the Company’s reduction of a stockholder’s advance by $55,000.

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, the Company and Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and the Company issued in exchange there for a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”), the principal and interest thereunder is due ten years from the date of issuance, bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. The Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance on the life of Mr. Shrewsbury to be purchased by the Company. As of March 31, 2014 Mr. Shrewsbury had also provided non-interest bearing advances to the Company of $77,687.

On November, 2012, the Company obtained a bank line of credit in the amount of $250,000 that is secured by a lien on the Company’s inventor and guaranteed by Mr. Shrewsbury, of which $248,500 had been drawn upon as of March 31, 2014.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2014 Compared To Three Months Ended March 31, 2013

Revenues from Operations

Revenue for the three months ended March 31, 2014 was $1,206,567 as compared to $954,074 for the same period in 2013, an increase of $252,493 or a 26.5%. In December 2011, we began expanding our business to include the distribution of rail material and mining supplies consumed by the U.S. coal mining industry. The increase in revenue is attributable to increased sales of rail and mining supplies to existing customers and the expansion of its product and customer base..

Cost of Goods Sold

During the quarter ended March 31, 2014, the Company’s cost of goods sold was $807,452 as compared to cost of goods sold of $681,709 for the quarter ended March 31, 2013, an increase of $125,743 or 18.5%. The increase in cost of goods sold resulted from an increase in sales of mine and rail products over the same period the prior year.

Gross Profit

Gross profit for the period ended March 31, 2014 increased as a percentage of revenue from 28.5% to 33.1% when compared to the same period the prior year. The increase in margin is a direct result from higher profit product mix sold during the current quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2014 were $339,352 as compared to $224,862 for the three months ended March 31, 2013, an increase of $114,490 or 50.9%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	3/31/2014	3/31/2013	$ Change	%Change
Operating Expense
Commission Expense	$162,822	$96,986	$65,836	67.9
Professional fees	53,000	47,971	$5,029	10.5
Depreciation expense	2,240	4,445	$(2,205)	(49.6)
Other operating expense	121,290	75,460	$45,830	60.7
Total	$339,352	$224,862	$114,490	50.9

Commission expense for the three months ended March 31, 2014 was $162,822 compared to $96,986 for the same period in 2013, an increase of $65,836 or 67.9%. The higher commission is a direct result of the increased sales during the current period.

Professional fees increased $5,029 or 10.5% during the three months ended March 31, 2014, as compared to the same period in 2013. The higher legal expenses are associated to a lawsuit filed by the Company against our prior CFO, Michael Cederstrom, and the law firm of Dexter and Dexter (see Part II, Item I- Legal Proceeding).

Depreciation expenses decreased $2,205 or 49.6% during the quarter ended March 31, 2014, as compared to the same period in 2013. In September 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business. No depreciation was taken on the brazing machine during the quarter ended March 31, 2014, as the Company out-sourced the work and is no longer operating the brazing machine. During the current quarter, the Company sold a building previously used to store equipment related to its prior oil and gas business. The $2,205 lower depreciation expense is directly related to the sale of the building and, no depreciation of the brazing machine taken during the current quarter.

During the three months ended March 31, 2014, other operating expenses of $121,290 increased by $45,830 or 60.7% from the $75,460 for the same period in 2013. The higher other operating expenses resulted from higher compensation, $17,579; higher insurance expense, $21,403 and higher travel related expenses, $ 8,088.

Income from operations

Income from operations for the quarter ended March 31, 2014, was $59,763 compared to income from operations of $47,503 during the same period in 2013, an increase of $12,260 or 25.8%. The income increase resulted from higher gross profit of $126,750 as a result of higher sales and lower supplier costs partially offset by higher operating expenses of $114,490.

Other expense

Other expense for the quarter ended March 31 2014, was $8,508 as compared to other expense of $22,759 for the quarter ended March 31, 2013, a decrease of $14,251. The decrease resulted from a gain on disposal of asset of $10,807 and lower interest expense of $3,444 recorded in the current period.

Net Income or Loss

For the quarter ended March 31, 2014, net income was $51,255 compared to net income of $24,744 for the quarter ended March 31, 2013, an increase of $26,511 or 107.14%. The increase resulted from higher gross profit of $126,750 generated by increased sales of mining and rail supplies, offset by higher operating expenses of $114,490 resulting in an increase in income from operations of $12,260. In addition to the favorable increase in income from operations, the Company recorded a $10,807 gain on the sale of a storage building and realized a reduction in interest expense of $3,444.

The interest reduction resulted from the consolidation of preexisting loans to a new $2,000,000 loan at a lower interest rate. A tax provision of $21,015 on pre-tax income of $51,255 generated during the quarter ended March 31, 2014, was fully offset by the utilization of tax credits resulting from operating losses recorded in prior periods.

Net earnings per common share

The net income of $51,255 for the quarter ended March 31, 2014, as well as the net income of $24,744 for the quarter ended March 31, 2013, when divided by the number of common shares outstanding of 48,053,084 basic and diluted shares in both years resulted in a negligible earnings per share of less than $0.01 for both periods.

Six Months Ended March 31, 2014 Compared To Six Months Ended March 31, 2013

Revenues from Operations

Revenue for the six months ended March 31, 2014 was $2,104,447 as compared to $1,730,321 for the same period in 2013, an increase of $374,126 or a 21.6%. In December 2011, we began expanding our business to include the distribution of rail material and mining supplies consumed by the U.S. coal mining industry. The increase in revenue is attributable to increased sales of rail and mining supplies to existing customers and the expansion of its product and customer base.

Cost of Goods Sold

During the six months ended March 31, 2014, the Company’s cost of goods sold was $1,477,861 as compared to cost of goods sold of $1,273,757 for the six months ended March 31, 2013, an increase of $204,104 or 16.0%. The increase in cost of goods sold resulted from higher sales volumes during the six-months ended March 31, 2014.

Gross Profit

Gross profit for the six months ended March 31, 2014 increased as a percentage of revenue from 26.4% to 29.8% when compared to the same period the prior year. The increase in margin is a direct result of introducing new lower product cost supplier and higher profit product mix sold during the current six months period.

Operating Expenses

Operating expenses for the six months ended March 31, 2014 were $616,893 as compared to $473,707 for the six months ended March 31, 2013 an increase of $143,186 or 30.2%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the six-month periods.

	Six Months Ended
	3/31/2014	3/31/2013	$ Change	%Change
Operating Expense
Commission Expense	$270,315	$168,765	$101,550	60.2
Professional fees	112,227	87,309	24,918	28.5
Depreciation expense	4,740	8,890	(4,150)	(46.7)
Other operating expense	229,611	208,743	20,868	10.0
Total	$616,893	$473,707	$143,186	30.2

Commission expense for the six months ended March 31, 2014 was $270,315 compared to $168,765 for the same period in 2013, an increase of $101,550 or 60.2%. The higher commission is a direct result of the increased sales during the current period.

Professional fees increased $24,918 or 28.5% during the six months ended March 31, 2014, as compared to the same period in 2013 as a result of higher legal expenses associated with a lawsuit filed by the Company against our prior CFO, Michael Cederstrom, and the law firm of Dexter and Dexter (see Part II, Item I- Legal Proceeding). During the six months ended March 31, 2014, the Company incurred advertising expenses of $1,543, having no similar expense for the same period the prior year.

Depreciation expenses decreased $4,150 or 46.7% during the six months ended March 31, 2014, as compared to the same period in 2013. In September 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business. No depreciation was taken on the brazing machine during the six months ended March 31, 2014, as the Company out-sourced the work and is no longer operating the brazing machine. The $4,150 lower depreciation expense during the six months ended March 31, 2014 as compared to the same six-months in the prior year resulted from the depreciation of the brazing machine taken during the six months ended March 31, 2013, and no depreciation taken on a building sold during the current quarter.

During the six months ended March 31, 2014, other operating expenses of $229,611 increased by $20,868 or 10.0% from the $208,743 for the same period in 2013. The higher other operating expenses resulted from higher insurance expense of $10,397 and higher travel expenses of $13,039 during the current period.

Income (loss) from Operations

Income from operations for the six months ended March 31, 2014, was $9,693 compared to a loss from operations of $17,143 during the same period in 2013, an increase of $26,836. The increase in income from operations resulted from higher gross profit of $170,022 as a result of higher sales and lower supplier costs partially offset by higher operating expenses due to higher commission expense of $101,550 and higher legal fees of $26,875.

Other Income and Expense

Other income for the six-months ended March 31, 2014, was $61,209 as compared to other expense of $45,180 for the six months ended March 31, 2013, an increase of $106,389. The increase resulted from a reversal on December 31, 2013, of a $93,167 prior period recorded debt. The debt had been disputed by the Company and was deemed not payable by the Company. The sale of a storage building by the Company during the current period contributed an additional favorable variance of $10,807 and a decrease in interest expense of $ 2,915.

Net Income or Loss

For the six months ended March 31, 2014, net income was $70,902 compared to a net loss of $62,323 for the six months ended March 31, 2013, an increase of $133,225. The increase resulted from higher gross profit of $170,022 generated by increased sales of mining and rail supplies. Operating expenses increased $143,186 and partially offset the favorable gross profit; the increase in operating expense was directly related to the increase in commission expense of $101,550, due to higher sales, and higher legal and insurance expense of $26,875 and $10,397 respectively during the current six-month period. A reversal of a $93,167 prior period disputed debt which the Company deemed not payable and a $10,807 gain on the sale of a storage building contributed to the favorable net income variance in the current six-months period. A tax provision of $29,070 on pre-tax income of $70,902 generated during the six-months period ended March 31, 2014, was fully offset by the utilization of tax credits resulting from operating losses recorded in prior periods.

Net earnings/(loss) per common share

The net income of $70,902 for the quarter ended March 31, 2014, as well as the net loss of $62,323 for the six-months ended March 31, 2013, when divided by the number of basic and diluted weighted common shares outstanding of 48,053,084 as of March 31, 2014 and 47, 731,655 shares as of March 31, 2013 result in a negligible earnings/(loss) per share of less than $0.01 for both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Six Months Ended
	3/31/2014	3/31/2013
Cash used in operating activities	$(144,400)	$(423,392)
Cash provided/(used) in investing activities	18,000	(12,644)
Cash provided/(used) in financing activities	(48,050)	456,001
Net Increase (decrease) in cash	$(174,450)	$19,965

At March 31, 2014, we had cash and cash equivalents of $578 as compared to $175,028 September 30, 2013, a decrease of $278,992 or 65.9%. The decrease in cash is associated with the Company’s objective of increasing inventory by $478,047 from September 30, 2013 levels in anticipation of higher sales demand and to increase its product portfolio.

Cash Used in Operating Activities

Cash used in operating activities for the six months ended March 31, 2014, was $144,400 compared to $423,392 in 2013, a decrease of $278,992 or 65.9%.

The decrease in cash used in operating activities reflected the continued effort by the Company to increase the finished goods inventory by $478,047 from the prior year-end levels to meet projected increases in sales demand and an increase in accounts receivable of $327,016 resulting from increased sales. The use of cash by operating activities was partially offset by an increase in accounts payable of $604,189.

A $93,617 legal service debt write-off recorded on December 31, 2013, accounts for the reported gain on extinguishment of debt. The gain from the reversal of the debt was recorded on a disputed debt the Company deems no longer payable.

The $478,047 inventory increase for the six months ended March 31, 2014, represents a decrease of $262,877 from the increase reported in the same period in the prior year. The increase in both periods can be attributed to higher inventory levels and new inventory products to meet anticipated increased customer demand.

Accounts receivable as of March 31, 2014 increased $327,016 as compared to an increase of $150,195 as of March 31, 2013. The higher increase in the current period is the result of increased sales during the period ended March 31, 2014 of $2,104,447 as compared to sales of $1,730,321 for the same period the prior year. Due to the continued expansion of the Company’s wholesale and retail rail and mining supplies business, sales have increased quarterly resulting in proportionately increased accounts receivable.

Accrued liabilities decreased during the six months ended March 31, 2014, by $285,939 as compared to an increase of $57,993 during the six months ended March 31, 2013. The decrease in liabilities of $343,932 between the two periods resulted from recorded interest accrued in prior period of $262,157 reclassified as a component of the Consalidated Secured Promissory note of $2,000,000 issued to Mr. Shrewsbury on February 25, 2014. The $93,167 write-off, during the current period, of a legal debt which the Company deemed no longer payable account for the remaining accrued liabilities decrease between the two periods.

During the six months ended March 31, 2014, accounts payable increased by $604,189, an increase of $229,659, when compared to the increase of $374,530 during the same period the prior year. The increases for the six months ended March 31, 2014 and 2013 are directly related to the inventory increases of $478,047 and $740,924 during the respective six months as the Company continued to increase inventory to meet anticipated customer demand.

Cash Provided/ (Used) in Investing Activities

Cash provided from investing activities due to the sale of a storage building was $18,000 during the six months ended March 31, 2014, compared to cash used in investing activities of $12,644 in the six months ended March 31, 2013. Delivery equipment purchased during the six months ended March 31, 2013 account for the cash used in investing activities during that period.

Cash Provided/Used by Financing Activities

During the six months ended March 31, 2014, cash used in financing activities was $48,050 compared to cash provided by financing activities of $456,001 during the same period in 2013. During such periods, the Company repaid stockholder/officer advances of $55,000 and $74,000, respectively, and received stockholder advances of $6,950 and $281,501, respectively. Also, the Company financed its operation during the six-months period ended March 31, 2013, by drawing-down $248,500 from its bank credit line.

On November 7, 2012, the Company obtained a line of credit in the amount of $250,000 from a bank. The line is secured by a priority security interest in the Company’s inventory and matures on November 17, 2014. Interest on the loan is payable monthly and is calculated on the basis of a variable index. As of March 31, 2014, the Company had borrowed $248,500 under the line of credit and the current rate of interest under the line is 3.25% per annum.

On February 25, 2014 the Company and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of amounts due under the Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012, the $289,997 Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and, advances by Mr. Shrewsbury in the amount of $385,846. The consolidated note bears interest at 5% per annum or prime rate if higher than 5% per annum, the note is repayable ten years from February 25, 2014 and is subject to customary events of default. The note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance on the life of Mr. Shrewsbury. During the six months ended March 31, 2014, the Company repaid $55,000 of advances due to Mr. Shrewsbury bringing the total outstanding advance balance to $77,687. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Financial Condition and Going Concern Uncertainties

Except for the five consecutive quarters ended March 31, 2014, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank line of credit in connection with the development and expansion of its business. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the continued success of our future operations.

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

As of March 31, 2014, the Company had cash and cash equivalents of $578 as compared to $175,028 as of September 30, 2013. The decrease in cash as of March 31, 2014, results from the continued effort by the Company to increase the finished goods inventory from the prior year-end levels to meet projected increases in sales demand and the repayment of cash advances made by the Company to Mr. Shrewsbury (our Chairman and CEO).

The Company’s accounts receivable were $752,946 as of March 31, 2014, as compared to $425,930 as of September 30, 2013, an increase of $327,016 or 76.8%. Higher receivables as of March 31, 2014 are the direct result of higher sales during the period.

Inventory was $2,328,034 as of March 31, 2014 as compared to $1,849,987 as of the year ended September 30, 2013, an increase of $478,047 or 25.8%. In anticipation of the continued growth of the rail and mining supplies business, the Company has increased inventory levels to meet anticipated higher sales demand.

During the six-months ended March 31, 2014, our stockholders’ deficit decreased from $14,721,502 to $14,650,600, a decrease of $70,902 or .5%. The reported net income for the six months ended March 31, 2014 accounts for the decrease in stockholders’ deficit.

During the six months ended March 31, 2014, the Company’s net income was $70,902 compared to a net loss of $62,323 for the comparable period in 2013. The favorable increase can be directly attributed to a $374,126 increase in sales revenue for the six months ended, March 31, 2014 reflecting the continued expansion of the Company’s rail and mining supplies distribution business, management’s ability to control product costs and operational expenses. Further, a reversal of a prior period debt contributed $93,167 to net income.

Currently, in addition to funds utilized to purchase inventory, the Company is spending between $100,000 and $120,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, the loans and advances provided by Mr. Shrewsbury and the line of credit provided by the bank to be sufficient to fund the Company operations during the next 12 months.

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

ADVANCES AND LOANS FROM MR. SHREWSBURY

In connection with the expansion of the Company’s business, Mr. Shrewsbury, the Company’s Chairman and CEO, provided financing to the Company in the form of demand notes and advances. On February 25, 2014, the Company entered into a Note Exchange Agreement (“Exchange Agreement”) with Mr. Shrewsbury pursuant to which certain outstanding indebtedness due to Mr. Shrewsbury was consolidated and restructured. Under the terms of the agreement, the Company and Mr. Shrewsbury consolidated the following indebtedness: the principal due under the Revolving Promissory Demand Note issued to Mr. Shrewsbury on April 30, 2012 (“Revolving Note”), in the amount of $1,062,000 and accrued but unpaid interest due thereunder as of January 31, 2014, in the amount of $168,905; the principal due under the 10% Promissory Note issued to Mr. Shrewsbury effective February 27, 2009 (the “10% Note”), in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014, in the amount of $93,252; and $385,846 of the non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued in exchange and in replacement for such indebtedness a Consolidated Secured Promissory Note (the “Consolidated Note) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled. Mr. Shrewsbury agreed to waive any prior defaults under the terms of such cancelled notes and to release the Company from any claims related thereto.

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance to be purchased by the Company on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate.

An event of default will occur under the Consolidated Note upon: the failure to pay when due any principal or interest under the Consolidated Note; violation by the Company of any covenant or agreement contained in the Consolidated Note, the Exchange Agreement or related transaction documents; an assignment for the benefit of creditors by the Company; the application for the appointment of a receiver or liquidator for the Company or for property of the Company; the filing of a petition in bankruptcy by or against the Company; the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000; a default by the Company with respect to any other indebtedness or with respect to any installment debt whether or not owing to Mr. Shrewsbury; the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company; the termination of existence or the dissolution of the Company; the death of Mr. Shrewsbury; or the failure to pay when due any premium under the key man policy required to be purchased on the life of Mr. Shrewsbury under the Exchange Agreement.

In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable commencing April 1, 2014, and for a period of three years thereafter. The options are exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets.

In addition, as of March 31, 2014, Mr. Shrewsbury had advanced an aggregate of $77,687 to the Company. The advances do not bear interest and are repayable upon demand.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of March 31, 2014 and September 30, 2013.

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

Risks Related to Our Company and Our Operations

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations. We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our bank line of credit when it becomes due.

As of March 31, 2014, we have incurred debt due to Mr. Shrewsbury in the form of notes and advances in the aggregate amount of $2,077,687. We have outstanding accounts payable of $1,296,369 and other accrued liabilities of $603,946, including $451,743 due to our CFO, Jose Fuentes, for services. Also, the Company owes $248,500 under a bank line of credit which is secured by the Company’s inventory and which becomes due on November 7, 2014. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Although we reported net income for the six months ended March 31, 2014, we have a history of net losses and cannot assure we will be profitable in the future. Any failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We had net income of $70,902 for the six-months ended March 31, 2014 and a net loss of $62,323 for the same period in 2013. At March 31, 2014 and 2013, we had accumulated deficits of $14,650,600 and $14,721,502, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs. In the past we have been able to raise financing from our CEO through notes and advances and a bank line of credit guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

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

On February 25, 2014, the Company issued Non-Qualified Stock Options to purchase an aggregate of 500,000 shares of our common stock to Mr. Shrewsbury. The options became exercisable commencing April 1, 2014, and for a period of three years thereafter. The options are exercisable at a price of $.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets. The options were issued in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Dated: April 28, 2014		Dated: April 28, 2014

