Form 10-Q
period 2014-06-30
TX Holdings, Inc.
filed 2014-08-05
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

On August 1, 2014, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC. Form 10-Q
FOR THE QUARTER ENDED June 30, 2014

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

PART I – FINANCIAL INFORMATION
Item 1. Financial Statements
TX HOLDINGS, INC.
BALANCE SHEETS
June 30, 2014 and September 30, 2013
	Unaudited
	June 30,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$148,827	$175,028
Accounts receivable, net of allowance for doubtful accounts of $32,343 and $13,993, respectively	658,968	425,930
Inventory	2,309,854	1,849,987
Commission advances	-	3,546
Notes receivable-current	10,000	10,000
Other current assets	37,790	23,275
Total current assets	3,165,439	2,487,766

Property and equipment, net	67,564	43,387
Notes receivable, less current portion	24,514	27,380
Other	-	200

Total Assets	$3,257,517	$2,558,733

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$573,187	$889,885
Accounts payable	1,101,824	692,180
Advances from stockholder/officer	45,337	499,583
Bank- line of credit	248,500	248,500
Total current liabilities	1,968,848	2,330,148

Notes payable to a stockholder	2,000,000	1,351,997
Total Liabilities	3,968,848	3,682,145

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, and 48,053,084 shares issued and outstanding at June 30, 2014 and September 30, 2013	9,293,810	9,293,810
Additional paid-in capital	4,319,251	4,304,280
Accumulated deficit	(14,324,392)	(14,721,502)
Total stockholders’ deficit	(711,331)	(1,123,412)

Total Liabilities and Stockholders’ Deficit	$3,257,517	$2,558,733

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2014 and 2013
	Unaudited
	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2014	2013	2014	2013

Revenue	$1,236,267	$1,330,650	$3,340,715	$3,060,971

Cost of goods sold	954,499	823,892	2,432,360	2,097,649

Gross profit	281,768	506,758	908,355	963,322

Operating expenses, except items shown separately below	140,717	106,557	371,871	315,301
Commission expense	109,144	170,145	379,460	338,910
Professional fees	30,386	28,156	141,070	115,465
Depreciation expense	2,699	4,445	7,439	13,335
Total operating expenses	282,946	309,303	899,840	783,011

Income (loss) from operations	(1,178)	197,455	8,515	180,311

Other income and (expense):
Legal Settlement	374,025	-	374,025	-
Gain on extinguishment of debt	-	32,458	93,167	32,458
Gain on sale of property and equipment	-	-	10,807	500
Bad debt expense	(18,350)	(20,993)	(18,350)	(20,993)
Interest expense	(28,288)	(22,921)	(71,054)	(68,600)

Total other income and (expense), net	327,387	(11,456)	388,595	(56,635)

Income (loss) before provision for income taxes	$326,209	$185,999	$397,110	$123,676

Provision for income taxes	133,745	-	162,815	-
Utilization of net operating loss carry forward	(133,745)	-	(162,815)	-

Net income/(loss)	$326,209	$185,999	$397,110	$123,676

Income/(loss) per common share
Basic and diluted	$0.01	$-	$0.01	$-

Weighted average of common shares outstanding-
Basic and diluted	48,053,084	48,053,084	48,053,084	47,838,898

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT
For the Nine Months Ended June 30, 2014
	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at
September 30, 2013	-	$-	48,053,084	$9,293,810	$4,304,280	$(14,721,502)	$(1,123,412)

Accounting for warrants issued to an officer	-	-	-	-	14,971	-	14,971

Net Income	-	-	-	-	-	397,110	397,110

Balance at June 30, 2014	-	$-	48,053,084	$9,293,810	$4,319,251	$(14,324,392)	$(711,331)

The accompanying notes are an integral part of these financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2014 and 2013
	Unaudited
	June 30,	June 30,
	2014	2013
Cash flows provided (used) by operating activities:
Net income	$397,110	$123,676
Adjustments to reconcile net income to net cash provided
(used) in operating activities:
Depreciation expense	7,439	13,335
Bad debt reserve	18,350	20,993
Fair value of warrants issued to an officer	14,971	-
Loss on settlement of accounts payable	-	10,116
Gain on sale of property and equipment	(10,807)	(500)
Gain on extinguishment of debt	(93,167)	(32,458)
Other assets	200	-
Changes in operating assets and liabilities:
Commission advances	3,546	24,594
Deposits	-	50,000
Inventory	(459,867)	(909,264)
Other current assets	(14,515)	6,895
Accounts receivable	(251,388)	(126,996)
Accrued liabilities	38,626	51,705
Accounts payable	409,644	331,302
Stockholder advances for operations	18,000	18,000
Net cash provided (used) by operating activities	78,142	(418,602)

Cash flows provided (used) in investing activities:
Purchase of equipment	(38,809)	(13,144)
Proceeds received on sale of equipment	18,000	500
Net cash used in investing activities	(20,809)	(12,644)

Cash flows provided (used) in financing activities:
Proceeds from line of credit	-	248,500
Proceeds from stockholder/officer advances	24,450	284,501
Notes receivable	2,866	2,620
Repayments of stockholders advances	(110,850)	(86,000)
Net cash provided (used) in financing activities	(83,534)	449,621

Increase/(decrease) in cash and cash equivalents	(26,201)	18,375
Cash and cash equivalents at beginning of period	175,028	3,135

Cash and cash equivalents at end of period	$148,827	$21,510

Non-cash investing and financing activities:
Accrued Interest exchanged for notes payable to a stockholder	$262,157	-
Advances from stockholder exchanged for notes payable to stockholder	$385,846	-
Accounts payable exchanged for common stock	-	$49,884

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

On May 30, 2012, the Company sold 100% of its interest in the Parks lease, the Company’s sole remaining oil and gas lease interest, for $80,000 and received as consideration a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future Park’s lease production. As of June 30, 2014, the note has a remaining outstanding balance of $34,514.

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

NOTE 2 – STOCKHOLDERS’ DEFICIT

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On December 10, 2011, the Company authorized the issuance of an aggregate of 1,300,000 common stock purchase warrants to officers and directors which were not included in the three or nine months ended June 30, 2014 calculation of diluted earnings (loss) per common share. The warrants were exercisable for a two year period that ended on December 30, 2013. The warrants were not included in the calculation of diluted earnings per share.

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

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date of authorized by the Board of Directors, February 21, 2014. The options expire on March 31, 2017. The options are included in the calculation of diluted earnings per share for the nine month and three month periods ended June 30, 2014.

NOTE 3 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of June 30, 2014, Mr. Shrewsbury had an outstanding advance to the Company of $45,337. The advance bears no interest and is due on demand. During the current nine month period, the Company repaid Mr. Shrewsbury’s advances of $110,850.

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate certain indebtedness due to Mr. Shrewsbury in the aggregate amount of $2,000,000, including the principal due under  a Revolving Demand Note “Revolving Note”) in the principal amount of $1,062,000  and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10%  Promissory Note (10%Note) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company who are also “qualified directors” within the definition set forth in Section 14-2-862 0f the Georgia Corporation Code.

CONVERTIBLE DEBT ISSUED TO STOCKHOLDER AND FORMER OFFICER

In September 2007, Mark Neuhaus, the former Chairman of the Board of Directors and former Chief Executive Officer of the Company, caused the Company to issue to him a convertible promissory note in the amount of $1,199,886 (the “Neuhaus Note”) bearing interest at 8% per annum and due and payable within two years for payments in cash and common stock purportedly made on behalf of the Company by Mr. Neuhaus through that date. The conversion price was $0.28 per common share (the market price of the Company’s common stock on the date of the note) and would have automatically converted  into common stock on the two-year anniversary of the note if not paid in full by the Company. The conversion price was subject to anti-dilution adjustments.

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

On May 18, 2012, the Company reached a settlement with Mark Neuhaus with regard to the Neuhaus Litigation. Pursuant to a settlement agreement among the parties, the Company and Mark Neuhaus agreed to settle the Neuhaus litigation,   Mr. Neuhaus returned to the Company 6,718,813 shares previously issued to him, Mr. Neuhaus released all claims against the Company related to the Neuhaus Note, including accrued interest along with any other liability owed to him.  Mr. Neuhaus was permitted to retain 2,500,000 shares of the Company owned by him.  The Company agreed that it would, within ten days of the effective date of the agreement, take steps to lift the restrictions on the transferability or public resale of such shares. The returned shares were canceled by the Company. In return, the Company paid Mr. Neuhaus $100,000.  The settlement agreement provided for mutual general releases among the parties, except for claims the Company has or might have against Dexter and Dexter Attorneys At Law, P.C., and Michael Cederstrom. Also, the Company agreed to execute, exchange and deliver mutual general releases with Hewitt Energy Group, LLC, Douglas C. Hewitt, MA&N, LLC, and Nicole Bloom Neuhaus.

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

On May 22, 2014 the Company entered into a settlement agreement and release, dated effective May 20, 2014, with Dexter & Dexter and Mr. Cederstrom that settles all claims among the parties arising from the litigation. Pursuant to the terms of the settlement agreement Dexter & Dexter’s insurer paid the Company $374,025 in settlement of all claims among the parties. Also, effective upon receipt of the settlement payment, each party agreed to release each other party and affiliates from all claim arising out of the litigation or otherwise. None of the parties made any admission of liability in entering into the settlement agreement. Subsequently, the parties filed a joint motion to dismiss the case with prejudice, and the motion was granted by the courts on June 16, 2014.

LEASE AGREEMENT WITH  STOCKHOLDER AND OFFICER

On November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury   whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and some warehouse space to store the Company’s inventory. The lease has a two year term starting October 1, 2012 and ending August 31, 2014.  The lease rental is $2,000 per month payable the first of each month. As of June 30, 2014, the Company has made lease payments in the amount of $48,000.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company.  The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company.  Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the nine months ended June 30, 2014 the amount of such commission was $7,799. The Company believes such commission rates charged are consistent with industry-wide charges for similar services and do not adversely affect the Company’s transportation costs.

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

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following summary together with the more detailed information and financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to the “Company,” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc, a Georgia corporation.

This discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with GAAP. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition and contingencies.  We base our estimates on historical experience, where available, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

Except for historical information, the statements and other information contained in this Management’s Discussion and Analysis and forward-looking. Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.

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

In December 2011, the Company expanded and began focusing its business on the distribution of rail material and mining supplies consumed by the U.S. coal mining industry in the production and transportation processes, which includes rail and its various components and mining supplies such as steel and tungsten miner bits and related tools and material.

We purchase mining supplies from several manufacturers and rail material from several suppliers of such products. The products are shipped to our warehouse in Ashland, Kentucky and then distributed to our customers. Our products are transported primarily by road to our customers. Shipping costs are born by our customers.

We distribute and sell our products through two independent sales agents who are compensated on a commissioned gross profit basis.

Revenue for the nine months ended June 30, 2014, was $3,340,715 as compared to $3,060,971 for the same period in 2013, an increase of approximately 9%.

During the nine months ended June 30, 2014, we had net income of $397,110 as compared to a net income of $123,676 for the same period in 2013.  The quarter ended June 30, 2014, is the sixth consecutive quarter in which the Company has reported net income and reflects the Company’s increased sales activities, the impact of the settlement of a law suit against the Company’s former CFO and counsel and Dexter and Dexter, and the Company’s   ability to control or obtain reductions in its product costs, and control operating and other expenses.

At June 30, 2014, cash and cash equivalents were $148,827 compared to $175,028 at September 30, 2013.

Net cash provided in operating activities was $78,142 during the nine months ended June 30, 2014. Net cash used in operating activities during the same nine month period in 2014 was $418,602.

Cash flow used by investing activities for the nine months ended June 30, 2014 was $20,809 as compared to cash flow used in investing activities of $12,644 during the same period in 2013.

During the nine months ended June 30, 2014, net cash used in financing activities was $83,534 due to the Company’s reduction of a stockholder’s advance by $110,850.

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, the Company and Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and the Company issued in exchange there for a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”). The principal and interest thereunder is due ten years from the date of issuance, the principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. The Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance on the life of Mr. Shrewsbury purchased by the Company. As of June 30, 2014 Mr. Shrewsbury had also provided non-interest bearing advances to the Company of $45,337.

On November, 2012, the Company obtained a bank line of credit in the amount of $250,000 that is secured by a lien on the Company’s inventor and guaranteed by Mr. Shrewsbury, of which $248,500 had been drawn upon as of June 30, 2014.

RESULTS OF OPERATIONS

Three Months Ended June 30, 2014 Compared To Three Months Ended June 30, 2013

Revenues from Operations

Revenue for the three months ended June 30, 2014 was $1,236,267 as compared to $1,330,650 for the same period in 2013, a decrease of $94,383 or 7.1%.  The decrease in revenue is attributable to changes in our customer base.

Cost of Goods Sold

During the quarter ended June 30, 2014, the Company’s cost of goods sold was $954,499 as compared to cost of goods sold of $823,892 for the quarter ended June 30, 2013, an increase of $130,607 or 15.9%. The temporary dislocation of one of our product line resulted in an increase in cost of goods sold due to higher cost product mix sold in the current period, as compared to the same period the prior year.

Gross Profit

Gross profit for the period ended June 30, 2014 decreased as a percentage of revenue to 22.8% from 38.1%   for the same period the prior year. The decrease in margin resulted from a temporary dislocation in one of our product lines.

Operating Expenses

Operating expenses for the three months ended June 30, 2014 were $282,946 as compared to $309,303 for the three months ended June 30, 2013, a decrease of $26,357 or 8.5%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	6/30/2014	6/30/2013	$ Change	%Change
Operating Expense
Commission Expense	$109,144	$170,145	$(61,001)	(35.8)
Professional fees	30,386	28,156	$2,230	7.9
Depreciation expense	2,699	4,445	$(1,746)	(39.3)
Other operating expense	140,717	106,557	$34,160	32.1
Total	$282,946	$309,303	$(26,357)	(8.5)

Commission expense for the three months ended June 30, 2014 was $109,144 compared to $170,145 for the same period in 2013, a decrease of $61,001 or 35.8%. The lower commission is a direct result of lower sales and lower margins during the current period.

Professional fees increased $2,230 or 7.9% during the three months ended June 30, 2014, as compared to the same period in 2013. The higher professional expenses are associated with the Company hiring a firm during the current quarter to provide investor relation services.

Depreciation expenses decreased $1,746 or 39.3% during the quarter ended June 30, 2014, as compared to the same period in 2013. In September 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business.  No depreciation was taken on the brazing machine during the quarter ended June 30, 2014, as the Company out-sourced the work and is no longer operating the brazing machine. In March, 2014, the Company sold a building previously used to store equipment related to its prior oil and gas business. The $1,746 lower depreciation expense is directly related to the sale of the building and, no depreciation of the brazing machine taken during the current quarter.

During the three months ended June 30, 2014, other operating expenses of $140,717 increased by $34,160 or 32.1% from the $106,557 for the same period in 2013.  The higher other operating expenses resulted from higher stock based compensation of $14,971 associated with the issuance of stock options to an officer and, higher insurance expense of $26,000 recorded during the quarter.

Income from operations

Loss from operations for the quarter ended June 30, 2014, was $1,178 compared to income from operations of $197,455 during the same period in 2013, a decrease of $198,633 or 100.6%. The income decrease resulted from lower revenue attributable to changes in our customer base and higher cost product mix sold in the current period, partially offset by lower operating expenses of $26,357.

Other income and (expense)

The other income and expense category for the quarter ended June 30 2014, reflected income of $327,387 as compared to an expense of $11,456 for the quarter ended June 30, 2013, an increase of $338,843. The increase resulted from a gain on a litigation settlement of $374,025 recorded in the current quarter partially offset by a gain on an extinguishment of debt of $32,458 recorded in the same period the prior year.

Interest expense for the current three month period ended June 30, 2014, increased by $5,367 over the same quarter the prior year.  The interest increase resulted from the consolidation of preexisting loans and non-interest bearing advances to a new $2,000,000 loan at a lower interest rate. A tax provision of $133,745 on pre-tax income of $326,209 generated during the quarter ended June 30, 2014, was fully offset by the utilization of tax credits resulting from operating losses recorded in prior periods.

Net Income or Loss

For the quarter ended June 30, 2014, net income was $326,209 compared to net income of $185,999 for the quarter ended June 30, 2013, an increase of $140,210 or  75.4%. The increase resulted from higher other income of $338,843 resulting from a favorable legal settlement of $374,025, partially offset by lower Income from operations of $198,633. The lower income from operations was the direct result of changes in our customer base resulting in lower gross margins and higher cost product mix sold in the current period.
.
Net earnings per common share

The net income of $326,209 for the quarter ended June 30, 2014, as well as the net income of $185,999 for the quarter ended June 30, 2013, when divided by the number of common shares outstanding of 48,053,084 basic and diluted shares in both years resulted in a net earnings per share of $0.01 in the current quarter and a negligible earnings per share of less than $0.01 for the quarter ended June 30, 2013.

Nine Months Ended June 30, 2014 Compared To Nine Months Ended June 30, 2013

Revenues from Operations

Revenue for the nine months ended June 30, 2014 was $3,340,715 as compared to $3,060,971 for the same period in 2013, an increase of $279,744 or a 9.1%.  In December 2011, we began expanding our business to include the distribution of rail material and mining supplies consumed by the U.S. coal mining industry. The increase in revenue is attributable to increased sales of rail and mining supplies to existing customers and the expansion of its product and customer base.

Cost of Goods Sold

During the nine months ended June 30, 2014, the Company’s cost of goods sold was $2,432,360 as compared to cost of goods sold of $2,097,649 for the nine months ended June 30, 2013, an increase of $334,711 or 16.0%.  The increase in cost of goods sold resulted from higher sales volumes and higher cost product-mix sold during the nine-months ended June 30, 2014.

Gross Profit

Gross profit for the nine months ended June 30, 2014 decreased as a percentage of revenue to 27.2%  from 31.5% when compared to the same period the prior year. The decrease in margin resulted from a temporary dislocation in one of our product line, and, higher cost product mix sold in the current nine month period.

Operating Expenses

Operating expenses for the nine months ended June 30, 2014 were $899,840 as compared to $783,011 for the nine months ended June 30, 2013 an increase of $116,829 or 14.9%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the nine-month periods.

	Nine Months Ended
	6/30/2014	6/30/2013	$ Change	%Change
Operating Expense
Commission Expense	379,460	338,910	40,550	12.0
Professional fees	141,070	115,465	25,605	22.2
Depreciation expense	7,439	13,335	(5,896)	(44.2)
Other operating expense	371,871	315,301	56,570	17.9
Total	899,840	783,011	116,829	14.9

Commission expense for the nine months ended June 30, 2014 was $379,460 compared to $338,910 for the same period in 2013, an increase of $40,550 or 12.0%. The higher commission is a direct result of the increased sales during the current period.

Professional fees increased $25,605 or 22.2% during the nine months ended June 30, 2014, as compared to the same period in 2013 as a result of higher legal expenses of $25,105 associated with the Company’s settlement of a lawsuit against its prior CFO and counsel, Michael Cederstrom, and the law firm of Dexter and Dexter for which he worked.

Depreciation expenses decreased $5,896 or 44.2% during the nine months ended June 30, 2014, as compared to the same period in 2013. In September 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business.  No depreciation was taken on the brazing machine during the nine months ended June 30, 2014, as the Company out-sourced the work and is no longer operating the brazing machine. The $5,896 lower depreciation expense during the current  nine month period resulted from the depreciation of the brazing machine taken during the nine months ended March 31, 2013, and no depreciation taken on a building sold during the current fiscal period.

During the nine months ended June 30, 2014, other operating expenses of $371,871 increased by $56,570 or 17.9% from the $315,301 for the same period in 2013.  The higher other operating expenses resulted from higher insurance expense of $36,398, higher travel expenses of $18,942 and  higher stock based compensation of $14,971 associated with stock options issued to an officer during the current period. The higher expenses were partially offset by lower operating supplies of $26,615.

Income from Operations

Income from operations for the nine months ended June 30, 2014, was $8,515 compared to income from operations of $180,311 during the same period in 2013, a decrease of $171,796. The decrease in income from operations is attributed to a decrease in margin of $54,967 resulting from a temporary dislocation in one of our product line and, higher cost product mix sold in the current nine month period. Higher operating expenses resulting from higher stock based compensation, legal, insurance and commission expenses further reduced income from operations by $116,829 when compared to the same period the prior year.

Other Income and Expense

Other income for the nine-months ended June 30, 2014, was $388,595 as compared to other expense of $56,635 for the nine months ended June 30, 2013, an increase of $445,230. The increase resulted from a favorable legal settlement of $374,025 recorded in the current period and, a reversal on December 31, 2013, of a $93,167 prior period recorded debt. A similar reversal of a prior debt of $32,458 was recorded in the prior year fiscal period. The debts had been disputed by the Company and were deemed no longer payable. The sale of a storage building by the Company during the current period contributed to a favorable gain of $10,807.

Net Income

For the nine months ended June 30, 2014, net income was $397,110 compared to a net income of $123,676 for the nine months ended June 30, 2013, an increase of $273,434. The increase in net income resulted from a favorable legal settlement of $374,025 recorded in the current period, an increase in reversal of prior period recorded debt of $60,709, that were deemed no longer payable by the Company and, a $10,807 gain on the sale of a storage building.  The higher net income was partially offset by lower income from operations of $171,796. The lower income from operations was the direct result of a decrease in margins of $54,967 resulting from a temporary dislocation in one of our product line and, higher cost product mix sold in the current nine month period. Higher operating expenses resulting from higher stock based compensation, legal, insurance and commission expenses further reduced income from operations by $116,829 when compared to the same period the prior year. A tax provision of $162,815 on pre-tax income of $397,110 generated during the nine-months period ended June 30, 2014, was fully offset by the utilization of tax credits resulting from operating losses recorded in prior periods.

Net earnings/(loss) per common share

The net income of $397,110 for the nine months ended June 30, 2014, as well as the net income  of $123,676 for the nine-months ended June 30, 2013, when divided by the number of basic and diluted weighted common shares outstanding of 48,053,084 as of June 30, 2014 and 47,838,898 shares as of June 30, 2013 result in a $0.01 earnings per share for the current nine months period and a  negligible earnings per share of less than $0.01 for the nine months period ended June 30, 2013.

 LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Nine Months Ended
	6/30/2014	6/30/2013
Cash provided/(used) in operating activities	$78,142	$(418,602)
Cash used in investing activities	(20,809)	(12,644)
Cash provided/(used) in financing activities	(83,534)	449,621
Net Increase (decrease) in cash	$(26,201)	$18,375

At June 30, 2014, we had cash and cash equivalents of $148,827 as compared to $175,028 September 30, 2013, a decrease of $26,201 or 15.0%. The decrease in cash is associated with the Company’s objective of increasing inventory by $459,867 from September 30, 2013 levels in anticipation of higher sales demand and to increase its product portfolio.

Cash Provided (Used) by Operating Activities

Cash provided by operating activities for the nine months ended June 30, 2014, was $78,142 compared to cash used  in operations of $418,602 in 2013, an increase of $496,744 or 635.7%.

The increase in cash provided in operating activities is the direct result of net income cash of $374,025 received by the Company from a favorable legal settlement recorded in the period ended June 30, 2014. The increase in operating cash was partially reduced by the continued effort by the Company to increase the finished goods inventory by $459,867 from the prior year-end levels to meet projected increases in sales demand and an increase in accounts receivable of $251,388 resulting from increased sales. An accounts payable increase of $409,644 over the prior  fiscal year end levels partially offset the increases in inventory and receivable.

A $93,167 legal service debt write-off recorded on December 31, 2013, accounts for the reported gain on extinguishment of debt. The gain from the reversal of the debt was recorded on a disputed debt the Company deems no longer payable.

The $459,867 inventory increase for the nine months ended June 30, 2014, represents a decrease of $449,397 from the increase reported in the same period in the prior year. The increase in both periods was the result of management’s decision to increase inventory levels and purchase of new inventory products to meet anticipated increased customer demand.

Accounts receivable as of June 30, 2014 increased $251,388 as compared to an increase of $126,966 as of June 30, 2013. The higher increase in the current period is the result of increased sales during the period ended June 30, 2014 of $3,340,715 as compared to sales of $3,060,971 for the same period the prior year.  Due to the continued expansion of the Company’s wholesale and retail rail and mining supplies business, sales for the current nine month period have increased resulting in proportionately increased accounts receivable.

Accrued liabilities decreased during the nine months ended June 30, 2014, by $316,698 as compared to an increase of $19,247 during the nine months ended June 30, 2013. The decrease in liabilities of $335,945 between the two periods resulted from recorded interest accrued in prior period of $262,157 reclassified as a component of the Consolidated Secured Promissory note of $2,000,000 issued to Mr. Shrewsbury on February 25, 2014. A $93,167 write-off, during the current period, of a legal debt which the Company deemed no longer payable, partially offset by a similar $32,458 write-off the prior year, account for the remaining accrued liabilities decrease between the two periods.

During the nine months ended June 30, 2014, accounts payable increased by $409,644, an increase of $78,342, when compared to the increase of $331,302 during the same period the prior year. The increases for the nine months ended June 30, 2014 and 2013 are directly related to the inventory increases of $459,867 and $909,264 during the respective nine months as the Company continued to increase inventory to meet anticipated customer demand.

Cash Provided/ (Used) in Investing Activities

Cash used in investing activities was $20,809 for the period ended June 30, 2014 as compared to cash used in investing activities of $12,644 for the nine months ended June 30, 2013. The $20,809 cash used in investing activities for the nine months ended June 30, 2014 resulted from the purchase of a delivery truck for $$38,809 partially offset by the sale of a storage building for $18,000. Similarly, the purchase of delivery equipment  of $13,144 during the nine  months ended June 30, 2013 account for the cash used in investing activities during the period.

Cash Provided/Used by Financing Activities

During the nine months ended June 30, 2014, cash used in financing activities was $83,534 compared to cash provided by financing activities of $449,621 during the same period in 2013.   During such periods, the Company repaid stockholder/officer advances of $110,850 and $86,000, respectively, and received stockholder advances of $24,450 and $284,501, respectively, reflecting  a decreased reliance during the period on advances from Mr. Shrewsbury to fund operations. Also, the Company financed its operation during the nine-months period ended June 30, 2013, by drawing-down $248,500 from its bank credit line.

On November 7, 2012, the Company obtained a line of credit in the amount of $250,000 from a bank. The line is secured by a priority security interest in the Company’s inventory and matures on November 17, 2014. Interest on the loan is payable monthly and is calculated on the basis of a variable index. As of June 30, 2014, the Company had borrowed $248,500 under the line of credit and the current rate of interest under the line is 3.25% per annum.

On February 25, 2014 the Company and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of amounts due to Mr. Shrewsbury, including  $1.062 million due under a Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012,  $289,997  due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and, advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement thereof a Secured Consolidated Note for such amount. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum, principal and interest are repayable ten years from February 25, 2014, and it is subject to customary events of default. The note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance on the life of Mr. Shrewsbury.

During the nine months ended June 30, 2014, the Company repaid $110,850 of advances due to Mr. Shrewsbury bringing the total outstanding advance balance to $45,337.  Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Financial Condition and Going Concern Uncertainties

Except for the six consecutive quarters ended June 30, 2014, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank line of credit in connection with the development and expansion of its business.  In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the continued success of our future operations.

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

As of June 30, 2014, the Company had cash and cash equivalents of $148,827 as compared to $175,028 as of September 30, 2013.  The decrease in cash as of June 30, 2014, results from the continued effort by the Company to increase the finished goods inventory from the prior year-end levels to meet projected increases in sales demand and the repayment of cash advances previously made by Mr. Shrewsbury (our Chairman and CEO).

The Company’s accounts receivable were $658,968 as of June 30, 2014, as compared to $425,930 as of September 30, 2013, an increase of $233,038 or 54.7%.  Higher receivables as of June 30, 2014 are the direct result of higher sales during the period.

Inventory was $2,309,854 as of June 30, 2014 as compared to $1,849,987 as of the year ended September 30, 2013, an increase of $459,867 or 24.9%.  In anticipation of the continued growth of the rail and mining supplies business, the Company has increased inventory levels to meet anticipated higher sales demand.

During the nine-months ended June 30, 2014, our stockholders’ deficit decreased from $14,721,502 to $14,324,392,   a decrease of $397,110 or 2.7%.  Reported net income for the nine months ended June 30, 2014 accounts for the decrease in stockholders’ deficit.

During the nine months ended June 30, 2014, the Company’s net income was $397,110 compared to a net income of $123,676 for the comparable period in 2013. The favorable increase can be directly attributed to a favorable legal settlement of $374,025 recorded in the current period, an increase in reversal of prior period recorded debt of $60,709, which were deemed not payable by the Company, and, a $10,807 gain on the sale of a storage building.

Currently, in addition to funds utilized to purchase inventory, the Company is spending between $100,000 and $120,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, the loans and advances provided by Mr. Shrewsbury  and the line of credit provided by the bank to be sufficient to fund the Company operations during the next 12 months.

The Company continues to rely substantially upon financings provided by Mr. Shrewsbury and a bank loan to fund its operations. The terms of such financings are discussed below.

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

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance purchased by the Company on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate.

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

In addition, as of June 30, 2014, Mr. Shrewsbury had advanced an aggregate of $45,337 to the Company. The advances do not bear interest and are repayable upon demand.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of June 30, 2014 and September 30, 2013.

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

PART II - OTHER INFORMATION

ITEM 1.                      LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding
.
On January 17, 2012, the Company filed a lawsuit in the United States District Court for the District of Utah against Michael Cederstrom (“Cederstrom”), the Company’s former chief financial officer and corporate counsel, Dexter and Dexter Attorneys at Law (“Dexter”), the law firm that employed Mr. Cederstrom, and certain other parties.  Claims against other parties have been resolved through settlement. The Company had asserted claims against Cederstrom that included a claim of fraud in the inducement, breach of fiduciary duty, professional negligence, and negligent misrepresentation by omission or commission.  The Company’s claims against Dexter were based substantially upon the same theories and on a theory that Dexter was vicariously liable for the acts of Cederstrom and that Dexter failed to adequately supervise Cederstrom.  The claims against Dexter and Cederstrom were based upon allegations that, among other things, in connection with the exchange in December 2007 by Mr. Mark Neuhaus (“Neuhaus”), the Company’s former Chief Executive Officer, of 10,715,789 shares of common stock for 1,000 shares of preferred stock, Cederstrom  failed to disclose to the Company that the preferred shares issued to Neuhaus as compensation for work allegedly performed in 2004 and 2005 were issued without the proper consent of the previous board of directors of the Company and that Neuhaus had not performed services for which the shares of preferred stock were issued. Additionally, the Company claims Cederstrom executed, on behalf of the Company, a $1,199,885. 55 convertible promissory note in favor of Neuhaus that was not authorized.  The Company also claimed conflict of interest, breach of fiduciary duties, breach of contract and seeked an accounting for the fees paid to Dexter and certain shares issued to Cederstrom by the Company. The Company was seeking damages in an unspecified sum, punitive damages, pre and post judgment interest, attorneys’ fees and costs and other relief the court deems just and proper. In response to the litigation, Cederstrom and Dexter had asserted a counterclaim alleging the Company owes attorney’s fees in the amount of $63,538.

On May 22, 2014 the Company entered into a settlement agreement and release, dated effective May 20, 2014, with Dexter & Dexter and Mr. Cederstrom that settles all claims among the parties arising from the litigation. Pursuant to the terms of the settlement agreement Dexter & Dexter’s insurer paid the Company $374,024 in settlement of all claims among the parties. Also, effective upon receipt of the settlement payment, each party agreed to release each other party and affiliates from all claim arising out of the litigation or otherwise. None of the parties made any admission of liability in entering into the settlement agreement. Subsequently, the parties filed a joint motion to dismiss the case with prejudice and the motion was granted by the courts on June 16, 2014.

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

As of June 30, 2014, we have incurred debt due to Mr. Shrewsbury in the form of non-interest bearing advances in the amount of $45,337. We have outstanding accounts payable of $1,101,824 and other accrued liabilities of $573,187, including $451,743 due to our CFO, Jose Fuentes, for services.  Also, the Company owes $248,500 under a bank line of credit which is secured by the Company’s inventory and which becomes due on November 7, 2014.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Although we reported net income for the nine months ended June 30, 2014, we have a history of net losses and cannot assure we will be profitable in the future. Any failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We had net income of $397,110 for the nine months ended June 30, 2014 and net income of $123,676 for the same period in 2013. At June 30, 2014 and September 30, 2013, we had accumulated deficits of $14,324,392 and $14,721,502, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs. In the past we have been able to raise financing from our CEO through notes and advances and a bank line of credit guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

ITEM 2.                      UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants are issuable over a four year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014 and July 1, 2014, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. The warrants were granted in reliance upon the exemption from the registration requirements under the Securities Act set forth in section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Dated: August 1, 2014		Dated: August 1, 2014

