Form 10-K
period 2014-09-30
TX Holdings, Inc.
filed 2014-11-18
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC  20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2014 OR
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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the average bid and asked prices for the Common Stock on March 31, 2014, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Markets Group, Inc.’s OTCQB was approximately $2,647,944.

As of November 17, 2014, the number of shares of the registrant’s common stock outstanding was 48,053,084.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K as well as information relating to us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and other applicable law, which provide our current expectations or forecasts of future events.  Forward-looking statements in this report include, without limitation:

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

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”). Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Exchange Act expressly state that the safe harbor for forward-looking statements does not apply to companies that issue penny stocks. Because we may from time to time be considered an issuer of penny stock, the safe harbor for forward-looking statements under such provisions may not be applicable to us at certain times.

We obtained certain statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information. While we believe that such data is reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of that information.

2

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2014

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

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. (“Masada”) to acquire a 75% working interest in the Parks lease located in Callahan County, Texas. The Parks lease covered 320 acres and had 22 wells which were considered capable of minimal production rates (2 to 3 bbls per day). On January 28, 2011, the Company purchased from Masada Oil the remaining 25% working interest and thereby increasing the Company working interest on the Parks lease to 100%. In addition to the 25% working interest, the Company purchased 2 acres of land and a 1,400 square foot storage building on the property. In consideration for the purchase, the Company paid $10,400 cash, relinquished an 8.5% working interest on the Contract Area 1(non-producing ) lease with a book value of $0 and, assumed a $17,000 liability previously owed by the 25% prior lease owner. The Company also adjusted the recorded asset retirement obligation by $27,969 for the release of the liability for Contract Area 1 and the increase in the liability for the Parks lease. On May 30, 2012, we sold 100% of our interest in the Parks lease, our sole remaining oil and gas lease interest for $80,000 and received as consideration a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future Park’s lease production. As of September 30, 2014, the note has a remaining outstanding balance of $31,289.

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

Recent Financing Activities

Since November 2011, Mr. Shrewsbury provided financing to us in the form of notes, and advances that, in addition to a bank line of credit, we have relied upon to fund and expand our business operations. On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate and restructure $2,000,000 of this indebtedness, including the principal due under  a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000  and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10%  Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note has been secured by the Company by the death benefit proceeds of a $2 million key man term life insurance policy purchased by the Company on the life of Mr. Shrewsbury and that has been assigned to Mr. Shrewsbury. The terms and conditions of the debt consolidation and restructuring were unanimously approved by the disinterested members of the Board of Directors of the Company.  In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the foregoing indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable for a period of three years commencing April 1, 2014. The options at exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation merger, or sale of all or substantially all of the assets.

As of September 30, 2014, Mr. Shrewsbury had advanced to the Company an additional $43,336 which is not interest bearing.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s  existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit is secured by a priority security interest in the Company’s inventory and matures on November 7, 2015.  Interest on the line of credit is payable monthly and is calculated on the basis of a variable index. As of September 30, 2014 the Company had borrowed $548,500 under the line of credit. The current rate of interest under the loan is 3.25% per annum.  Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

The Consolidated Note and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

Our Business

Background

We sell rail material and drill bits, augurs, related tools and mining supplies to U.S. coal mine operators and distributors primarily located in Ohio, Pennsylvania, Kentucky and West Virginia.

The U.S. coal industry produced approximately 984 million short tons of coal in 2013 (1.016 billion in 2012) from coal mining operations.  The average price of coal per short ton in 2012 was $39.95.  In the U.S., coal is produced from mines located in approximately 25 states.  The principal coal producing states are Wyoming, West Virginia, Kentucky, Illinois and Texas.  Coal is used to generate approximately 40% of the electricity in the U.S., but is also used for coke production and for certain industrial applications, such as cement making.

As of 2012, there were approximately 1,207 active coal producing mines in the U.S. (1,325 in 2011), and approximately 700 coal producers, of which the top 4 coal producers accounted for approximately 50% of the total U.S. coal production. Approximately 72% of all coal delivered in the U.S. is transported, at least in part, by rail.

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

Customers

We distribute and sell our mining supplies and rail products principally to certain small coal mining companies located in Ohio, Pennsylvania, Kentucky and West Virginia and certain distributors. Our customers include both large and small mining companies.  During the year ended September 30, 2014, one customer accounted for approximately 25% of our revenues, one customer accounted for approximately 21% of our revenues, and one customer accounted for approximately 15% of our revenues. The loss of any one or more of these customers could have a material adverse effect on our business and financial condition. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers.

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

Except for our agreements with our sales agents, we do not require our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, accordingly, we rely only upon common law protections to prevent misappropriation of our proprietary rights or to deter independent third-party development of products similar to the products we distribute and sell.

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

In connection with our prior oil and gas business operations, we were subject to various federal, state and local laws and regulations governing the protection of the environment, such as the Comprehensive Environmental Response, Compensation and Liability Act of 1980, as amended (“CERCLA”), and the Federal Water Pollution Control Act of 1972, as amended (the “Clean Water Act”). In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation.

If it is subsequently determined that we failed to comply with these laws and regulations we may be subject to the assessment of administrative, civil and criminal fines and penalties or the imposition of injunctive relief that could have a material adverse impact on us and our financial condition.

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

Until recently, the Company leased properties that for many years have been used for the exploration and production of oil and natural gas. Although we and our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

○	to remove or remediate previously disposed wastes, including wastes disposed or released by prior owners or operators;

○	to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination;

○	to clean up contaminated property, including contaminated groundwater; or to perform remedial operations to prevent future contamination.

At this time, we do not believe that we are associated with any Superfund site and we have not been notified of any claim, liability or damages under CERCLA.

The Resource Conservation and Recovery Act (“RCRA”) is the principal federal statute governing the treatment, storage and disposal of hazardous wastes. RCRA imposes stringent operating requirements and liability for failure to meet such requirements on a person who is either a “generator” or “transporter” of hazardous waste or an “owner” or “operator” of a hazardous waste treatment, storage or disposal facility. At present, RCRA includes a statutory exemption that allows most oil and natural gas exploration and production waste to be classified as non-hazardous waste. A similar exemption is contained in many of the state counterparts to RCRA. As a result, we are not required to comply with a substantial portion of RCRA’s requirements because our operations generate minimal quantities of hazardous wastes. At various times in the past, proposals have been made to amend RCRA to rescind the exemption that excludes oil and natural gas exploration and production wastes from regulation as hazardous waste. Repeal or modification of the exemption by administrative, legislative or judicial process, or modification of similar exemptions in applicable state statutes, could have a material adverse effect on us if it is determined we failed to comply with applicable federal or state statutes.

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

In addition, our prior operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations. We believe we complied with all applicable federal and state environmental laws, rules and regulations.

The foregoing is only a brief summary of some of the existing environmental laws, rules and regulations to which our prior oil and gas business operations were subject, and there are many others, the effects of which could have an adverse impact on our business. Future legislation in this area may be enacted and amendments will be made to current laws. No assurance can be given as to what effect these present and future laws, rules and regulations will have on us or our financial condition.

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

The Company purchased a $2 million key man term life insurance policy on the life of the Company’s CEO (William Shrewsbury) that has been assigned to Mr. Shrewsbury as security for a loan he has made to us.

Research and Development Expenditure

During 2014 and 2013, we did not incur any expenditure for research and development.

Employees

As of September 30, 2014, we employed three full-time employees and two part-time employees.  None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good.  Also, we employ certain consultants and independent contractors on a regular basis to assist in the marketing and sale of our products. Our sales agents are compensated on a commission basis.

Available Information

The Company’s Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act are filed with the U.S. Securities and Exchange Commission (the “SEC”). The Company is subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by the Company with the SEC are available via the Company’s website at www.txholdings.com when such reports are available on the SEC’s website. The public may read and copy any materials filed by the Company with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C.  20549.  The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this filing. Further, the Company’s references to the URLs for these websites are intended to be inactive textual references only.

Principal Executive Offices

Our principal executive offices are located at 12080 Virginia Blvd., Ashland, KY  41102.  Our principal telephone number at such location is (606) 928-1131.

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

Risks Related to Our Operations

We have a limited operating history and our success is subject to substantial risks inherent in the establishment of a new business.  We can give no assurance we will be profitable in the future.

We sold or discontinued our oil and gas operations because such operations were not profitable. In addition, prior executive management was replaced. We have been in the business of distributing and selling mining supplies and rail products since December 2011 and were a development stage company until March 31, 2012.  We have encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these costs, expenses, problems, difficulties and delays may continue. Although during the last two fiscal years our operations have been profitable, there is no assurance that we will continue to be successful. We anticipate that our operating expenses will increase if and as our business expands. We will need to generate revenues sufficient to meet all of our expenses to continue to achieve profitability and obtain additional financing to fund such expenses. However, such financing may not be available to us or may be available upon terms that are not acceptable to us.

Although we reported net income for the 2013 and 2014 fiscal years, we had a prior history of net losses and can provide no assurance we will be profitable in the future. If the Company fails to achieve profitability, we may need to reduce or eventually cease our operations.

We had net income of $341,300 for 2014 and net income of $326,977 for 2013.  At September 30, 2014 and 2013, we had accumulated deficits of $14,380,202 and $14,721,502, respectively. Based on current expectations, we may need to obtain additional financing to expand our mining supplies business.  We may also require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs.  In the past we have been able to raise financing from our chief executive officer through notes and advances and from a bank line of credit that our chief executive officer guaranteed. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations.  We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay advances due to our CEO if he makes a demand on the outstanding advances.

As of September 30, 2014, we have incurred debt due to Mr. Shrewsbury in the form of a note and advances in the aggregate amount of $2,043,337 of which $2,000,000 is covered by a note due in February 24, 2024 and advances, which are due on demand, of $43,337. We have outstanding accounts payable of $1,054,556 and other accrued liabilities of $606,099. Also, we owe $548,500 under a bank line of credit which is secured by our inventory and becomes due on November 7, 2015, and guaranteed by our CEO. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding loans when they become due and advances if our chief executive officer demands their repayment.

There may be some   doubts about our ability to continue as a going concern and, if we are unable to continue our business, our shares may have little or no value.

Our independent registered public accounting firm’s report on our financial statements included in our annual report on Form 10-K for the years ended September 30, 2014 and 2013, contain  an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

We depend on a small number of customers for a substantial portion of our revenues.

During the year ended September 30, 2014, one customer accounted for approximately 25% of our revenues, one customer accounted for approximately 21% of our revenues, and one customer accounted for approximately 18% of our revenues.  We expect sales to such customers to continue to constitute a significant portion of our revenues in the near term.  The loss of any one or more of such customers could have a material adverse effect our business, financial condition and results of operations. During 2014, we lost a major customer that accounted for approximately 25% of our revenues in 2013.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

We import most of our mining supplies products from overseas. Fluctuations in exchange rates on foreign currencies could adversely affect our results in the event that our imported products sales prices can’t be increased to offset a potential exchange fluctuation negative impact.  From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure that we will continue this practice or be successful in these efforts.

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

As of September 30, 2014, an aggregate of 700,000 shares of common stock are issuable upon exercise of outstanding warrants and options.  The holders of outstanding warrants (and other convertible securities or derivatives, if any are subsequently issued) have the opportunity to profit from a rise in the market price of our common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders.  We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding.  At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than that provided by those securities.

Certain provisions of our charter and bylaws may discourage mergers and other transactions.

Certain provisions of our certificate of incorporation and bylaws may make it more difficult for someone to acquire control of us.  These provisions may make it more difficult for stockholders to take certain corporate actions and could delay or prevent someone from acquiring our business.  These provisions could limit the price that certain investors might be willing to pay for shares of our common stock.  The ability to issue “blank check” preferred stock is a traditional anti-takeover measure.  This provision may be beneficial to our management and the board of directors in a hostile tender offer, and may have an adverse impact on stockholders who may want to participate in such tender offer, or who may want to replace some or all of the members of the board of directors.

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

In addition, the loss of either of our independent sales agents could temporarily jeopardize our relations with our customers.  Our agreements with such sales agents are terminable upon 30 days’ notice.  Any loss of a sales agent would jeopardize the stability of our infrastructure and our ability to provide the service levels our customers expect.

The loss of any of our key officers or sales agent could impair our ability to successfully execute our business strategy.

We may need to attract and retain additional skilled personnel to develop our business and attract customers.

In the future, we may need to attract, train, motivate and retain additional highly skilled managerial and sales personnel. Competition for such personnel with appropriate qualifications and skills is intense.  Locating candidates with the appropriate qualifications, particularly in the desired geographic location, can be costly and difficult.  We may not be able to hire the necessary personnel to implement our business strategy, or we may need to provide higher compensation to such personnel than we currently anticipate.  If we fail to attract and retain sufficient numbers of qualified employees or sales agents, our ability to provide the necessary products  may be limited and, as a result, we may be unable to attract customers and grow our business.

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

As of November 17, 2014, our directors and executive officers beneficially owned approximately 22.09% of our shares of common stock including shares issuable upon exercise of warrants.  Our directors and executive officers are entitled to cast an aggregate of approximately 10,225,317 votes on matters submitted to our stockholders for a vote or approximately 21.28% of the total number of votes entitled to be cast at a meeting of our stockholders.  These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders.  These matters would include the election of directors and the approval of mergers or other business combination transactions.  This concentration of ownership may discourage or prevent someone from acquiring our business.

Our common stock is subject to the SEC’s penny stock regulations.

Our common stock is subject to the SEC’s “penny stock” rules.  These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions.  For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market.  The broker-dealer also must disclose the commissions payable to the broker-dealer and the sales person, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealers’ presumed control over the market.  In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years.  Further, monthly statements must be sent disclosing current price information for the penny stock held in the account.  The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the purchase.  The foregoing rules may materially and adversely affect the market for, and liquidity of, our common stock, including the ability of broker-dealers to sell our common stock, the ability of holders of our shares to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

FINRA sales practice requirements may also limit a shareholder’s ability to buy and sell our stock.

In addition to the penny stock rules promulgated by the SEC, FINRA rules require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit the ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

The market for our mining supplies is highly fragmented and we face competition from other companies offering products they manufacture or distribute that are competitive with our products.   We also face potential competition from other companies that manufacture and sell rail products.  Business in general is highly competitive, and we compete with both large manufacturers and smaller companies that manufacturer and/or distribute drill bits and related products to the coal industry, in some instances in accordance with customer requirements and specifications. Some of our competitors have more capital, longer operating and market histories, greater manufacturing capabilities, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.

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

We could be adversely affected by changes in regulations affecting the mining or utilities industries or in changes in worldwide and domestic demand for coal.

Our principal customers are mining companies. Many of these customers supply coal or other fuels to utilities in the U.S. and other industrialized regions. The operations of these mining companies are geographically diverse and are subject to or affected by a wide array of regulations in the jurisdictions where they operate, such as applicable environmental laws and regulations governing the operations of utilities. As a result of changes in regulations and laws relating to such industries, our customers’ operations could be disrupted or curtailed by governmental authorities. The high cost of compliance with mining, drilling and environmental regulations may also induce customers to discontinue or limit their operations, and may discourage companies from developing new opportunities. As a result of these factors, demand for our mining- and drilling-related products could be substantially affected by regulations adversely impacting the mining and drilling industries or altering the consumption patterns of utilities.

Also, reduced worldwide or domestic demand for coal could cause mine owners to curtain operations and close mines which could materially adversely affect the demand for our products.

ITEM 1B.          UNRESOLVED STAFF COMMENTS

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 2.             PROPERTIES

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd. Ashland, Kentucky 41102, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000.  The lease had a two year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014, the parties agreed to extend the lease for an additional 24 month period upon the same terms and conditions. As of September 30, 2014, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $18,000 included in the advances from stockholders/officers; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury.  However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

ITEM 3.             LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding.

ITEM 4.             MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.             MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock trades under the symbol “TXHG.”  Our common stock commenced quotation on the OTC Market Group, Inc.’s OTCB on or about July 23, 2013, and, during the period prior thereto, was quoted on the OTC Bulletin Board.

The following table provides the high and low bid prices of our common stock for each quarterly period during the two most recent fiscal years as regularly quoted by the OTC Markets Group, Inc.’s OTCQB or, prior to July 23, 2013, the OTC Bulletin Board. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
	$	$
September 30, 2014	0.10	0.07
June, 30, 2014	0.10	0.06
March, 31, 2014	0.14	0.06
December 31, 2013	0.12	0.08

September 30, 2013	0.10	0.04
June, 30, 2013	0.10	0.04
March, 31, 2013	0.06	0.03
December 31, 2012	0.06	0.02

As of September 30, 2014, there were approximately 785 holders of record of our shares of common stock.

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

Equity Compensation Plan Information

The following table details the number of securities to be issued and the exercise prices of the options and warrants as of September 30, 2014.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (1)	Weighted-average exercise price of outstanding option warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	700,000	$0.0946	0

Total	700,000	$0.0946	0

15

(1)
On May 16, 2012, the Board of Directors authorized the grant of an aggregate of 400,000 common stock purchase warrants to a sales agent over a period of four years. The agent is expected to receive 50,000 warrants every six months for an aggregate of 400,000 warrants.  The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance.  The initial tranche of 50,000 warrants are issuable effective July 1, 2012. On January 1, 2013, July 1, 2013, January 1, 2014 and July 1, 2014, an additional 50,000 warrants were issuable to the  agent pursuant to the agreement. The 50,000 warrants issuable on July 1, 2012 were not exercised and expired on July 1, 2014. In addition, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable commencing April 1, 2014, and for a period of three years thereafter. The options are exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets.

Unregistered Sales of Equity Securities

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent.  The warrants are issuable over a four year period in equal tranches of 50,000.  On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014, and July 1, 2014, 50,000 warrants were issuable to the sales agent.  The warrants issuable on July 1, 2012, expired on July 1, 2014. Accordingly, effective as of September 30, 2014, an aggregate of 200,000 common stock purchase warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. The warrants were granted in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

Purchases of Equity Securities

We did not purchase any of our equity securities during the year ended September 30, 2014.

ITEM 6.          SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7.          MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following summary together with the more detailed information, financial statements and financial notes, and the schedules appearing elsewhere in this report.  Throughout this report when we refer to the “Company,” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc.

The following discussion and analysis of our financial condition and results of operations is based upon our financial statements which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities.  On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies.  We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results may differ from these estimates under different assumptions and conditions.

The discussion and analysis of our financial condition below contains forward-looking statements which involve certain risks and uncertainties. All statements other than statements of historical information may be deemed to be forward-looking. Factors that could cause actual results to differ materially from those reflected in forward-looking statements include, but are not limited to, those discussed under “Item 1A Risk Factors” and elsewhere in this report or in our SEC filings. Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.

Our independent registered public accounting firm’s report on our financial statements for the years ended September 30, 2014, and 2013, contains an explanatory paragraph that there  is substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

Overview

We are in the business of distributing and selling rail material and mining supplies to the United States’ coal mining industry for use  in their production and transportation processes. Our products include rail and its various components and mining supplies, such as steel and tungsten carbide miner bits, augurs and related tools and material.

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

Revenues for the year ended September 30, 2014, were $4,285,620 as compared to $4,894,529 for 2013.

During the year ended September 30, 2014, we had net income of $341,300 as compared to net income of $326,977 for 2013.  The net income for the year ended September 30, 2014, includes a legal settlement of $374,025 and a gain on extinguishment of accounts payable of $93,167. The year ended September 30, 2014, is the second fiscal year in which the Company has reported net income since commencing its prior oil and gas operations in 2006 and reflects the Company’s increased sales activities, its ability to control or obtain reductions in product costs, and control operating and other expenses.

Net cash used in operating activities was $291,920 during the year ended September 30, 2014 and $240,084 in 2013.  Operating cash funded by the Company’s credit line and a stockholder’s advance during the current year which amounted to $300,000 and $34,450 respectively.

Mr. William Shrewsbury, the Company’s Chairman and CEO has provided financing in the form of loans and advances which were restructured in February, 2014. Currently, such loans are in the form of a consolidated promissory note in the amount of $2,000,000 and, as of September 30, 2014, advances due to Mr. Shrewsbury in the amount of $43,337. On August 26, 2014, we increased our bank line of credit from $250,000 to $750,000. The credit line is secured by a lien on our inventory and is guaranteed by Mr. Shrewsbury, $548,500 under the bank line had been drawn upon as of September 30, 2014.

Our success is dependent upon our ability to increase sales of our rail products and mining supplies. There can be no assurance that the Company will be successful in this venture.

We were incorporated in the State of Georgia in May 2000 under the name HOM Corporation. On January 22, 2003, we changed our name to R. Wireless, Inc., and on July 27, 2005, we changed our name to TX Holdings, Inc. We ceased to be a “development stage company” for financial reporting purposes on March 31, 2012.

Results of Operations

Year Ended September 30, 2014 Compared With Year Ended September 30, 2013

Revenues from Operations

Revenue for the year ended September 30, 2014 and September 30, 2013 were $4,285,620 and $4,894,529, respectively, a decrease of $608,909 or approximately 12.4%. The decrease in revenue during 2014 is due to a customer that had accounted for approximately 25% of our revenue during 2013 discontinuing further purchases of our mining supplies products commencing in February 2014.

Cost of Goods Sold

During the year ended September 30, 2014, the Company’s cost of goods sold was $3,149,924 as compared to cost of goods sold of $3,330,917 for the year ended September 30, 2013, a decrease of $180,993 or 5.4%.  The decrease in cost of goods is solely related to the decrease in sales resulting from changes in our customer base. Cost of Goods sold as a percentage of sales increased from 68% in 2013 to 73.5% in 2014, the increase is the result of higher cost product mix.

Operating Expenses

The Company incurred operating expenses of $1,173,079 for the fiscal year ended September 30, 2014, as compared to $1,179,264 during 2013, a decrease of $6,185 or approximately 0.5%. The increase in operating expenses as a percentage of sales from 24.1% in 2013 to 27.4% in 2014 is attributed to having fixed operating expenses over lower revenue during 2014.

The following table details the components of operating expense, as well as the dollar and percentage changes for the year end periods.

	Twelve Months Ended
	9/30/2014	9/30/2013	$ Change	% Change
Operating Expense
Commission Expense	458,086	544,295	(86,209)	(15.8)
Professional fees	179,996	161,683	18,313	11.3
Stock-based compensation	16,702	–	16,702	100.0
Bad debt expense	18,350	15,951	2,399	15.0
Depreciation expense	9,679	17,085	(7,406)	(43.4)
Other operating expense	490,266	440,250	50,016	11.4
Total	1,173,079	1,179,264	(6,185)	(0.5)

Commission expense for the year ended September 30, 2014 were $458,086 compared to $544,295 for the same period in 2013, a decrease of $86,209 or 15.8%. The lower commission, during the year ended September 30, 2014, is a direct result of the decreased sales resulting from changes in the customer base.

Professional fees increased $18,313 or 11.3% for the twelve months ended September 30, 2014, as compared to the prior year, the higher expenses were the result of higher legal expenses of $6,813 arising from the costs of the Company’s lawsuit against Dexter & Dexter and Mr. Cederstrom (our prior CFO) which was settled in May 2014. Higher investor relations expenses account for the remaining variance of $11,500.

Stock based compensation for 2014 was $16,702 as compared to no stock compensation expense in 2013. The current year expense is the direct result of the cost associated with stock options issued to our CEO and warrants issued to our sales agent.

Bad debt expense increased $2,399 or 3% for the twelve months ended September 30, 2014 as compared to the prior year. Bad debt reserve recorded for two small customers account for the expense increase.

Depreciation expenses decreased $7,406 in 2014 as compared to 2013.  In September 2012, the Company purchased a brazing machine to be used in the newly entered rail and mining supplies business; brazing work was outsourced during the year ended September 30, 2014, with no depreciation expensed for the brazing machine during the year, resulting in lower depreciation of $5,000. The remaining $2,085 lower depreciation results from Oil and Gas related equipment sold during 2013.

For the year ended September 30, 2014, other operating expenses of $490,266 increased by $50,016 or 11.5% from the $440,250 for the same period in 2013. The higher operating expenses resulted from life insurance coverage for an officer of the Company.

Income/(loss) from Operations

For the year ended September 30, 2014 the Company had a loss from operations of $37,383 as compared to a gain of $384,348 in 2013. The reduction of $421,731, between the two years, results from lower gross profit during the current year as a result of lower sales resulting from the loss of a major customer and higher cost of sales due to higher cost product mix.

Other Income and (Expense)

Other income was $378,683 for the year ended September 30, 2014 as compared to other expense of $57,371 for the year ended September 30, 2013, an increase of $436,054. The increase resulted from a gain from the settlement of certain litigation of $374,025 and, an increase of $60,709 gain on extinguishment of debt over the prior year. As of September 30, 2014, the Company realized a gain on disposal of fixed assets of $10,807 representing an increase of $8,776 over the prior year gain; the increased gain resulted from the sale of assets associated with our previous oil and gas business.

Net Income or Loss

Gross profit for 2014 was $1,135,696 a decrease of $427,916 or 27.4% when compared to $1,563,612, for 2013. The lower gross profit is the result of lower revenue during 2014 due to a customer that had accounted for approximately 25% of our revenue during 2013 discontinuing further purchases of our mining supplies products commencing in February 2014.

During 2014 the Company had net income of $341,300 compared to net income of $326,977 for 2013, an increase of $14,323. The Company had a loss from operations of $37,383 in 2014 compared to income from operations of $384,348 and the increase in net income resulted from a gain from the settlement of certain litigation of $374,025 and a gain on extinguishment of debt of $60,709, as compared to the prior year.

Net Earnings/Loss Per Share

Net earnings per share (basic and diluted) remained unchanged at $0.01 for the years 2014 and 2013.

Net Operating Loss Carry forward for Tax Purposes

As of September 30, 2014, the Company had tax net operating loss carry forwards totaling approximately $6,000,000, which expire in 2018 through 2032. Approximately $1,200,000 of such net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in Section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets will ever be used. A deferred tax asset can be used only if there is future taxable income, of which there can be no assurance.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided (used in) operating, investing and financing activities:

	Twelve Months Ended
	9/30/2014	9/30/2013
Liquidity and capital resources
Net cash used in operating activities	$(291,920)	$(240,084)
Net cash used in investing activities	(21,924)	(5,024)
Net cash provided by financing activities	211,600	417,001
Net increase (decrease) in cash equivalents	$(102,244)	$171,893

At September 30, 2014 the Company had a cash and cash equivalents of $72,784 compared to cash and cash equivalents of $175,028 at September 30, 2013, a decrease of $102,244.

Cash Used by Operating Activities

Cash used in operating activities during 2014 was $291,920 as compared to $240,084 during 2013.

The increase in cash used in operating activities was a direct result of the Company’s continued efforts to increase finished goods inventory levels by $912,548, from the prior year-end levels to meet projected increases in sales demand and an increase in accounts receivables of $95,037 and, reflected the Company’s ongoing efforts to expand its business. These increases were partially offset by an increase in accounts payable of $362,376 and net income for 2014 of $341,300.

Increase in inventory ($912,548) and receivables ($95,037) during the year ended September 30, 2014 were the direct result of the Company’s business expansion, started in December 2011, in the distribution and selling of rail material and mining supplies to the United States’ coal mining industry.

The $912,548 increase in inventory represents a decrease of $165,462 from the increase reported in the prior year as a result of lower sales in the current year and, high level of inventory increase during 2013 over the prior year as additional products were added to meet customer demand.

Accounts receivable increased by $95,037 compared to an increase of $241,606 during 2013. The decrease ($146,569) in 2014 is the result of lower sales due to the loss of a major customer.

Accrued liabilities as of September 30, 2014 increased by $71,538 over the prior year. There were two major components causing the increase: accrued interest on loans, $59,452 and accrued commissions, $25,265.

Accounts payable increased $362,376 in 2014 compared to a $462,409 increase in the prior year. The lower increase is the result of lower purchases of inventory as compared to the prior year due to lower sales.

Cash Used in Investing Activities

Cash used in investing activities was directed to the purchase of a truck/trailer during 2014 ($46,015) and operating equipment in 2013 ($13,144). The new truck/trailer and equipment was required for the shipping and warehousing of finished goods products related to the Company’s new rail and mining products business. Sale of obsolete equipment during the years ended 2014 and 2013 generated cash of $18,000 and $5,500, respectively.

On May 30, 2012, the Company sold 100% of the interest in an Oil and Gas lease for $80,000; the Company received a down payment of $40,000 and a note for the balance of $40,000. The Note is secured by future lease production. During the year ended September 30, 2014 and 2013 the Company received note payments of $6,091 and $2,620, respectively.

Cash Provided by Financing Activities

During 2014, cash provided by financing activities was $217,691 as compared to $419,621 during 2013. During such periods, the Company drew down $300,000 and $248,500, respectively under the Company’s bank line of credit. Also during such periods, the Company received advances from our CEO of $34,450 and $284,501, respectively, and repaid stockholder advances of $122,850 and $116,000, respectively.

The Company had two primary sources of financing during 2014 and 2013. A bank line of credit and loan and advances from a stockholder/officer.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014 the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the loan. The loan is secured by a priority security interest in the Company’s inventory and will mature on November 7, 2015. Interest on the loan is payable monthly and is calculated on the basis of a variable index. As of September 30, 2014, the Company has borrowed $548,500 under the loan. The current rate of interest under the loan is 3.25% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

Since November 2011, the Company has relied upon loans and advances from Mr. Shrewsbury to fund our operations. On February 25, 2014, the Company and Mr. Shrewsbury agreed to consolidate an aggregate of $2,000,000 of the amount due to Mr. Shrewsbury including $1.062 million due under a Revolving Promissory Demand Note,  $289,997 due under a 10%  Promissory Note, accrued but unpaid interest of $262,157 under such notes and advances of $385,846 as of January 31, 2014.  As part of the agreement, we issued a Secured Consolidated Note for such amount. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum, principal and interest are repayable ten years from February 25, 2014, and is subject to customary events of default. The note is secured by the proceeds of a $2 million key man life insurance policy the Company purchased on the life of Mr. Shrewsbury that was subsequently assigned to Mr. Shrewsbury.

Mr. Shrewsbury has also advanced an additional $43,337 to the Company that is repayable upon demand and does not bear interest.

Property and equipment, net was $72,530 as of September 30, 2014 compared to $43,387 as of September 30, 2013. The increase in property and equipment result from the purchase by the Company of a truck/trailer to be used for product delivery.

As of September 30, 2014, the Company has accrued and unpaid amount of $451,743 due to Jose Fuentes, CFO, as payment for services.

Financial Condition and Going Concern Uncertainties

Although the Company has been profitable during fiscal 2014 and 2013, the Company has not generated sufficient cash to fund its operations and relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secure bank line of credit that is guaranteed by Mr. Shrewsbury.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2014, and 2013 contains an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern.

In view of these matters, realization of certain assets in the accompanying balance sheets is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the success of our future business operations.

Accordingly, you should give careful consideration to our auditor’s opinion on these matters in determining whether to become or to continue as our stockholder.

As of September 30, 2014, the Company had cash and cash equivalents of $72,784 as compared to $175,028 as of September 30, 2013.  The decrease in cash resulted from the Company continued effort to increase inventory levels in anticipation of increases in customer demand and to assure sufficient inventory as the business expands.

The Company’s accounts receivable were $502,617 as of September 30, 2014, as compared to $425,930 as of September 30, 2013, an increase of $76,687 or 18.0%. The increase resulted from a timing difference, having realized over 50% of the sales for September 2014 during the last half of the month and therefore, having a higher receivable balance at month end in comparison to the prior year.

Inventory was $2,762,535 as of September 30, 2014 as compared to $1,849,987 as of September 30, 2013, an increase of $912,548 or 49.3%.  In anticipation of the continued growth of the rail and mining supply business, the Company has increased the inventory levels to meet anticipated higher sales demand and with a view to meeting expansion plans.

During 2014, our stockholders’ deficit decreased from $14,721,502 to $14,380,202, a decrease of $341,300 or 2.3%.  Net income for the year ended September 30, 2014 accounts for the decrease in stockholders’ deficit.

During the year ended September 30, 2014, the Company’s net income was $341,300 compared to a net income of $336,977 for 2013 representing an increase of $4,323.  The increase can be directly attributed to a favorable legal settlement ($374,025) during the current period partially offset by lower gross profit as a result of lower sales due to changes in our customer base.

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

Bank Loan

On November 7, 2012, pursuant to the terms of a business loan agreement, the Company obtained a loan in the amount of $250,000 from Town Square Bank (formerly-Home Federal Savings and Loan Association), a federally chartered savings and loans association. Interest on the loan is payable monthly in arrears. Interest under the loan is variable and is based upon the Wall Street Journal Prime Rate. An event of default under the loan will occur if the Company fails to make any payment when due under the loan, it fails to comply with any term, obligation, covenant or condition in the loan document or any other agreement between the bank and the Company, the Company defaults under any loan or similar agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan documents; the insolvency or occurrence of a bankruptcy  event; commencement of foreclosure with regard to any property securing the loan; a 25% or more change in the beneficial ownership of the stock of the Company; a material adverse change in the financial condition of the Company; or the bank in good faith believes itself insecure. On August 26, 2014 the loan was increased to $750,000 and the loan maturity was extended to November 7, 2015. The loan is secured by the Company’s inventory and is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. The loan agreement contains other customary covenants and provisions.

 Advances and Loans from Our Chief Executive Officer

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of the indebtedness to Mr. Shrewsbury, including the principal due under  a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000  and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10%  Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is secured by the death benefit proceeds of $2 million key man insurance policy on the life of Mr. Shrewsbury that has been assigned to Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by the disinterested members of the Board of Directors of the Company.

As of September 30, 2014, Mr. Shrewsbury had advanced an aggregate of $43,337 to the Company. The advances do not bear interest and are repayable upon demand.

The note and advances are subordinate to the bank loan including with regard to claims against the Company’s inventory and assets.

RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2014 and through November 17, 2014. There were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

ITEM 7A.          QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8.             FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s balance sheets as of September 30, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.

FINANCIAL STATEMENTS - TABLE OF CONTENTS
For the Years Ended September 30, 2014 and 2013

Page(s)

Report of Independent Registered Public Accounting Firm	24

Audited Financial Statements:

Balance Sheets at September 30, 2014 and 2013	25

Statements of Operations for the years ended September 30, 2014 and 2013	26

Statements of Changes In Stockholders’ Deficit for the years ended September 30, 2014 and 2013	27

Statements of Cash Flows for the years ended September 30, 2014 and 2013	28

Notes to Financial Statements	29

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders
TX Holdings, Inc.

We have audited the accompanying balance sheets of TX Holdings, Inc. (the “Company”) as of September 30, 2014 and 2013 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. as of September 30, 2014 and 2013, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas
November 17, 2014

TX HOLDINGS, INC.
BALANCE SHEETS
September 30, 2014 and 2013

	September 30,	September 30,
	2014	2013
ASSETS
Current assets:
Cash and cash equivalents	$72,784	$175,028
Accounts receivable, net of allowance for doubtful accounts of $32,343 and $13,993, respectively	502,617	425,930
Inventory	2,762,535	1,849,987
Commission advances	–	3,546
Note receivable-current	10,000	10,000
Other current assets	45,327	23,275
Total current assets	3,393,263	2,487,766

Property and equipment, net (Note 2)	72,530	43,387
Note receivable, less current portion	21,289	27,380
Other	–	200

Total Assets	$3,487,082	$2,558,733

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$606,099	$889,885
Accounts payable	1,054,556	692,180
Advances from stockholders/officers (Note 7)	43,337	499,583
Bank-line of credit (Note 9)	548,500	248,500
Total current liabilities	2,252,492	2,330,148

Note payable to a stockholder (Note 7)	2,000,000	1,351,997
Total Liabilities	4,252,492	3,682,145

Commitments and contingencies (Notes 6 and 7)

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at September 30, 2014 and 2013	9,293,810	9,293,810
Additional paid-in capital	4,320,982	4,304,280
Accumulated deficit	-14,380,202	-14,721,502
Total stockholders’ deficit	-765,410	-1,123,412

Total Liabilities and Stockholders’ Deficit	$3,487,082	$2,558,733

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2014 and 2013

	September 30,	September 30,
	2014	2013

Revenue	$4,285,620	$4,894,529

Cost of goods sold	3,149,924	3,330,917

Gross profit	1,135,696	1,563,612

Operating expenses, except items shown separately below	490,266	440,250
Commission expense	458,086	544,295
Professional fees	179,996	161,683
Stock-based compensation	16,702	–
Bad debt expense	18,350	15,951
Depreciation expense	9,679	17,085
Total operating expenses	1,173,079	1,179,264

Income/(loss) from operations	(37,383)	384,348

Other income and (expense):
Legal settlement (Note 6)	374,025	–
Gain on disposal of fixed assets	10,807	2,031
Gain on extinguishment of accounts payable	93,167	32,458
Interest expense	(99,316)	-91,860

Total other income and (expenses), net	378,683	-57,371

Income before provision for income taxes	341,300	326,977

Provision for income taxes	122,000	135,000
Utilization of net operating loss carry forward	(122,000)	-135,000

Net Income	$341,300	$326,977

Net earnings per common share
Basic	$0.01	$0.01
Diluted	$0.01	$0.01

Weighted average of common shares outstanding-
Basic	48,053,084	47,892,810
Diluted	48,053,084	48,542,810

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC. STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Years Ended September 30, 2014 and 2013

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2012	–	$–	46,553,084	$9,233,810	$4,304,280	$(15,048,479)	$(1,510,389)

Common stock issued for professional services	–	–	1,500,000	60,000.00			60,000

Net income	–	–				326,977	326,977

Balance at September 30, 2013	–	–	48,053,084	9,293,810	4,304,280	(14,721,502)	(1,123,412)

Warrants issued to an officer	–	–	–	–	14,971	–	14,971

Warrants issued to a sales agent	–	–	–	–	1,731	–	1,731

Net income	–	–	–	–	–	341,300	341,300

Balance at September 30, 2014	–	$–	48,053,084	$9,293,810	$4,320,982	$(14,380,202)	$(765,410)

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2014 and 2013

	September 30,	September 30,
	2014	2013
Cash flows used in operating activities:
Net income	$341,300	$326,977
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation expense	9,679	17,085
Bad debt reserve	18,350	15,951
Gain on extinguishment of accounts payable	(93,167)	(32,458)
Stock-based compensation	16,702	–
Loss on settlement of accounts payable	–	10,116
Gain on disposal of fixed assets	(10,807)	(2,031)
Other assets	200	50,000
Changes in operating assets and liabilities:
Accounts receivable	(95,037)	(241,606)
Inventory	(912,548)	(1,078,010)
Commission advances	3,546	52,829
Other current assets	(22,052)	20,496
Accrued liabilities	71,538	134,158
Accounts payable	362,376	462,409
Stockholder/officers advances for operations	18,000	24,000
Net cash used in operating activities	(291,920)	(240,084)

Cash flows used in investing activities:
Proceeds received from disposal of fixed assets	18,000	5,500
Notes receivable	6,091	2,620
Purchase of equipment	(46,015)	(13,144)
Net cash used in investing activities	(21,924)	(5,024)

Cash flows provided by financing activities:
Proceeds from bank line of credit	300,000	248,500
Proceeds from stockholder/officer advances	34,450	284,501
Repayment of stockholder/officer advances	(122,850)	(116,000)
Net cash provided by financing activities	211,600	417,001

In Increase (decrease) in cash and cash equivalents	(102,244)	171,893
Cash and cash equivalents at beginning of year	175,028	3,135

Cash and cash equivalents at end of year	$72,784	$175,028

Supplemental Cash Flow Disclosure
Interest Paid	$10,798	$7,394

The accompanying notes are an integral part of the financial statements

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

BUSINESS

TX Holdings, Inc., (the “Company” ), is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail material to the United States’ coal mining industry for use in its production and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky.

The Company was incorporated in the State of Georgia on May 15, 2000, under the name HOM Corporation.  On January 22, 2003, the Company changed its name to R Wireless, Inc., and, on July 27, 2005, changed its name to TX Holdings, Inc.

Prior Oil and Gas Operations

Prior to expanding into its current business and commencing in 2004, the Company focused its business on oil and gas exploration and production and, in February and April 2006, acquired certain oil and gas leases and began development of a plan for oil and gas producing operations.

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. (“Masada”) to acquire a 75% working interest in the Parks lease located in the Callahan County, Texas. The Parks lease covered 320 acres and had 22 wells which were considered capable of minimal production rates (2 to 3 bbls per day). On January 28, 2011, the company purchased from Masada the remaining 25% working interest and thereby increased the Company’s working interest on the Parks lease to 100%. In addition to the 25% working interest, the Company purchased 2 acres of land and a 1,400 square foot storage building on the property. In consideration for the purchase, the Company paid $10,400 cash, relinquished an 8.5% working interest on the Contract Area 1(non-producing ) lease with a book value of $0 and, assumed a $17,000 liability previously owed by the 25% prior lease owner. The Company also adjusted the recorded asset retirement obligation by $27,969 for the release of the liability for Contract Area 1 and the increase in the liability for the Parks lease.

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

On May 30, 2012, the Company sold 100% of its interest in the Parks lease, the Company’s sole remaining oil and gas lease interest, for $80,000 and received as consideration a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future Park’s lease production. As of September 30, 2014, the note has a remaining outstanding balance of $31,289.

Rail and Mining Supplies Distribution Business

Commencing in December 2011, the Company expanded and began focusing its business on the distribution of rail material and mining supplies consumed by the United States’ coal mining industry in its production and transportation processes. This includes rail and its various components and mining supplies, such as steel and tungsten carbide miner bits and augurs and related tools and material.

In connection with the Company’s business expansion, Mr. Shrewsbury, our Chairman and CEO, has provided us with financing in the form of loans and advances and has guaranteed our bank line of credit.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES, Continued

BUSINESS-Continued

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate certain indebtedness due to Mr. Shrewsbury in the aggregate amount of $2,000,000, including the principal due under  a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000  and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10%  Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the foregoing indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable for a period of three years commencing April 1, 2014. The options are exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation merger, or sale of all or substantially all of the assets.

The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company who are also “qualified directors” within the definition set forth in Section 14-2-862 of the Georgia Corporation Code. Mr. Shrewsbury has also advanced the Company an additional $43,337 which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS

Although the Company has been profitable during fiscal 2014 and 2013, the Company has not generated sufficient cash to fund its operations and relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank line of credit that is guaranteed by Mr. Shrewsbury.

In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued availability of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the years ended September 30, 2014, and 2013 contains an explanatory paragraph wherein they state that the Company has incurred significant losses from operations since inception and has a stockholders’ deficit, both of which raise substantial doubt about the Company’s ability to continue as a going concern.

Accordingly, you should give careful consideration to our auditor’s opinion and these matters in determining whether to become or continue to be our stockholder.

The accompanying financial statements have been prepared on a going concern basis, which contemplates continuing operations and realization of assets and liquidation of liabilities in the ordinary course of business.  The Company’s ability to continue as a going concern is dependent upon its ability to implement successfully its business plan and to become financially viable. The financial statements do not include adjustments relating to the recoverability of recorded assets nor the implications of associated bankruptcy costs should the Company be unable to continue as a going concern.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS-Continued

The financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”) and U. S. generally accepted accounting principles.

USE OF ESTIMATES AND ASSUMPTIONS

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

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2014, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these deposits.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR BAD DEBTS

The Company’s practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with its customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was $32,343 and $13,993 for the years ended September 30, 2014 and 2013, respectively.

INVENTORY

The Company’s inventory consists of mine and rail inventory. Inventory is stated at the lower of cost (first-in, first-out) or market.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less depreciation. Major renewals and betterments are capitalized, while maintenance and repairs that do not materially improve or extend the useful lives of the assets are charged to expense as incurred. A depreciable life of three (3) years and five (5) years are assigned to delivery trucks and equipment, respectively. Assets are depreciated over their estimated useful lives using the straight-line method. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

ASSET RETIREMENT OBLIGATION

The Company follows Accounting Standards Codification ( ASC) Topic 410,” Asset Retirement and Environmental Obligations”, which requires that the fair value of a liability for an asset retirement obligation be recognized in the period in which it is incurred if a reasonable estimate of fair value can be made. The associated asset retirement costs will be capitalized as part of the carrying amount of the long-lived asset. The Company’s ARO consisted of costs related to the plugging of wells and removal of facilities and equipment on its oil and gas properties, which were disposed of as of September 30, 2013. At September 30, 2014 and 2013, the Company determined that it did not have any future ARO liabilities.

 For the years ended September 30, 2014 and 2013, the changes in the Company’s asset retirement obligations are as follows.

	2014	2013
Balance at beginning of year	$-	$5,000

Costs incurred during year	-	-

Changes in estimate	-	(5,000)

Accretion	-	-

Balance at end of year	$-	$-

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

STOCK BASED COMPENSATION

The Company accounts for share-based expense and activity in accordance with Financial Accounting Standard Board ASC Topic 718 which establishes accounting for equity instruments exchanged for services. Under this provision share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over both the employee and non-employee’s requisite service period, generally the vesting period of the equity grant.

The Company estimates the fair value of stock options using the Black-Scholes valuation model.  Key input assumptions used to estimate the fair value of stock options include the exercise price of the award, expected option term, expected volatility of the stock over the option’s expected term, risk-free interest rate over the option’s expected term and the expected annual dividend yield. The Company believes that the valuation technique and approach utilized to develop the underlying assumptions are appropriate in calculating the fair value of the stock options granted (Note 5).

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At September 30, 2014, the Company has outstanding 200,000 warrants and 500,000 options which were included in the twelve months ended September 30, 2014 calculation of diluted net income per share. The incremental number of additional shares which would have had dilutive effect under the treasury stock method was -0- due to the exercise price and average market price of our common stock being equal for the period. The 500,000 options had been issued to an officer and the 200,000 warrants are issued to a sales agent. At September 30, 2013, the Company had outstanding 1,450,000 warrants which were included in the twelve months ended September 30, 2013 calculation of diluted net income per share.

INCOME TAXES

Income taxes are estimated for the tax effects of transactions reported in the financial statements and consist of deferred taxes related primarily to differences between the financial reporting basis and income tax basis of assets and liabilities. Deferred tax assets and liabilities represent future tax consequences of those differences, which will either be taxable or deductible when the assets and liabilities are recovered or settled.

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2014 and 2013. The book value of those financial instruments that are classified as current assets or liabilities approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

FAIR VALUE MEASUREMENT

ASC Topic 820, Fair Value Measurement, defines fair value, establishes a framework for measuring fair value in accordance with U. S. generally accepted accounting principles, and requires certain disclosures about fair value measurements. In general, fair values of financial instruments are based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality and the customer’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time.

BASIC NET INCOME PER COMMON SHARE

Net income per share is computed based on current accounting guidance requiring companies to report both basic net income per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net income per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

BASIC NET INCOME PER COMMON SHARE-Continued

The following table summarizes securities unissued at each of the periods presented which were included in the calculation of diluted net earnings per share in 2014 and 2013.

	2014	2013

Options and warrants issued as compensation	700,000	1,450,000

Total	700,000	1,450,000

RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2014 and through November 17, 2014, there were several new accounting pronouncements issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2014 and 2013:

	2014	2013

Property and equipment	$103,159	$67,544

Less accumulated depreciation	(30,629)	(24,157)

	$72,530	$43,387

Depreciation expense of $9,679 and $17,085 were recognized during the years ended September 30, 2014 and 2013, respectively.

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

As of September 30, 2012 the Company had recorded a $5,000 estimated asset retirement obligation, which was subsequently reversed in 2013, related to previously owned Oil and Gas leases (Parks Lease, Williams Lease and Contract Area1 lease). The retirement obligations were determined based on estimated costs in today’s dollars to comply with abandonment regulations established by the Texas Railroad Commission (TRC) and the State of Texas. No cost was incurred during the period ended September 30, 2014 and 2013 and the Company does not anticipate any additional future obligation cost.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2014 and 2013:

	2014	2013

Deferred tax assets:
Net operating losses	$2,048,000	$2,170,000
Accrued expenses	251,000	281,000
Valuation allowance	(2,299,000)	(2,451,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2012 were approximately $6,300,000.  The Company has total net operating losses available to the Company to offset future taxable income of approximately $6,000,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

	2014		2013
	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$116,000	34%	$111,000	34%

Change in estimate	(24,000)	(7)	-	-

Non-deductible expenses	30,000	9	24,000	7

Utilization of net operating loss carry forward	(122,000)	(36)	(135,000)	(41)

Provision for income taxes, net	$-	-%	$-	-%

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES-Continued

The Company’s valuation allowance attributable to its deferred tax assets decreased by $152,000 and $111,000 during the years ended September 30, 2014 and 2013.

The Company has tax net operating loss carry forwards totaling approximately $6,000,000, expiring in 2018 through 2032.  Approximately  $1,200,000  of net operating  losses was  incurred  prior to  December  12, 2002 at which date MA&N acquired 51% of the Company and are consequently  subject to certain  limitation described in section 382 of the Internal  Revenue  Code.  The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 5 - STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

The Company has authorized 1,000,000 shares of no par value preferred stock. As of September 30, 2014, there are no preferred shares issued and outstanding.

COMMON STOCK

Of the 250,000,000 shares of no par value common stock authorized by the Company, 48,053,084 shares were issued and outstanding as of September 30, 2014 and 2013.

STOCK WARRANTS AND OPTIONS

On December 10, 2011, the Company authorized the issuance of an aggregate of 1,300,000 common stock purchase warrants to officers and directors.  Each warrant entitled the holder to acquire upon exercise one share of the Company common stock at a purchase price of $0.05 per share. The warrants were exercisable for a two year period ending December 30, 2013.

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, over a period of four years. The agent is entitled to receive 50,000 warrants every six months for an aggregate of 400,000 warrants.  The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance, 50,000 warrants were issuable effective July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014 and July 1, 2014.The 50,000 July 1, 2012 warrants expired on July 1, 2014. The warrants were not included in the calculation of diluted net earnings per share in 2014 and 2013 since their inclusion would be anti-dilutive.

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date of authorized by the Board of Directors, February 21, 2014. The options expire on March 31, 2017. The options were not included in the calculation of diluted earnings per share for the year ended September 30, 2014 since their inclusion would be anti-dilutive.

The fair value of the equity based awards issued during the years ended September 30, 2014 and 2013 was estimated using the Black-Scholes option pricing model. Expected volatility was based on the Company’s historical volatility for its common stock and adjusted to reflect the thinly traded nature of the market for its securities. The risk-free rate was determined using the U. S. Treasury yield in effect at the issuance date based on the term of the equity award. The expected life was based on the contractual term of the award. The Company has never declared or paid cash dividends and has no plans to do so in the foreseeable future.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS’ DEFICIT-Continued

STOCK WARRANTS AND OPTIONS-Continued

The following assumptions were utilized for award issued during the years ended September 30, 2014 and 2013.

	September 30,	September 30,
	2014	2013

Expected life (in years)	2 to 3	2
Expected volatility	75%	75%
Risk-free interest rate	0.39% to 2%	2.00%
Expected dividend rate	0	0

Following is a summary of outstanding stock warrants and options at September 30, 2014 and 2013 and activity during the years then ended:

	Number of	Exercise	Weighted
	Shares	Price	Average Price
Warrants/Options at September 30, 2012	1,350,000	$0.05-0.10	$0.052
New Issue	100,000	0.10	0.10
Forfeited	–	–	–
Warrants/Options at September 30, 2013	1,450,000	0.05-0.10	0.052
New Issue	600,000	0.092-0.10	0.094
Forfeited	(1,350,000)	0.05-0.10	0.052
Warrants/Options at September 30, 2014	700,000	$0.092-0.10	$0.095

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS’ DEFICIT-Continued

STOCK WARRANTS AND OPTIONS-Continued

A summary of outstanding warrants and options at September 30, 2014, follows:

	Number		Remaining
	of	Exercise	Life
Expiration Date	Shares	Price-$	(Years)
January 1, 2014	50,000	$0.10	0.25
July 1, 2015	50,000	$0.10	0.75
January 1, 2016	50,000	$0.10	1.25
July 1, 2016	50,000	$0.10	1.75
March 31, 2017	500,000	$0.09	2.5

NOTE 6 – LEGAL PROCEEDINGS

Except as discussed below, other than ordinary routine litigation incidental to the business, the Company is not a party to any material pending legal proceeding.

On January 17, 2012, the Company filed a lawsuit in the United States District Court for the District of Utah against Michael Cederstrom (“Cederstrom”), the Company’s former chief financial officer and corporate counsel, Dexter and Dexter Attorneys at Law (“Dexter”), the law firm that employed Mr. Cederstrom, and certain other parties.  Claims against the other parties have been resolved through settlement.  The Company had asserted claims against Cederstrom that included a claim of fraud in the inducement, breach of fiduciary duty, professional negligence, and negligent misrepresentation by omission or commission.  The Company’s claims against Dexter were based substantially upon the same theories and on a theory that Dexter was vicariously liable for the acts of Cederstrom and that Dexter had failed to adequately supervise Cederstrom.  The claims against Dexter and Cederstrom were based upon allegations that, among other things, in connection with the exchange in December 2007 by Mr. Mark Neuhaus (“Neuhaus”), the Company’s former Chief Executive Officer, of 10,715,789 shares of common stock for shares of 1,000 preferred stock, Cederstrom failed to disclose to the Company that the preferred shares issued to Neuhaus as compensation for work allegedly performed in 2004 and 2005 were issued without the proper consent of the previous board of directors of the Company and that Neuhaus had not performed services for which the shares of preferred stock were issued.    Additionally, the Company claimed Cederstrom executed, on behalf of the Company, a $1,199,885.55 convertible promissory note in favor of Neuhaus that was not authorized.  The Company also claimed conflict of interest, breach of fiduciary duties, breach of contract and seeked an accounting for the fees paid to Dexter and certain shares issued to Cederstrom by the Company.

On May 14, 2014 the Company entered into a settlement agreement and release, dated effective May 20, 2014, with Dexter & Dexter and Mr. Cederstrom that settles all claims among the parties arising from the litigation. Pursuant to the terms of the settlement agreement Dexter & Dexter’s insurer paid the Company $374,025 in settlement of all claims among the parties. Also, effective upon receipt of the settlement payment, each party agreed to release each other party and affiliates from all claim arising out of the litigation or otherwise. None of the parties made any admission of liability in entering into the settlement agreement. Subsequently, the parties filed a joint motion to dismiss the case with prejudice and the motion was granted by the courts on June 16, 2014.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7– RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of September 30, 2014, Mr. Shrewsbury had advanced an aggregate of $43,337 to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

PARK’S LEASE

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. (“Masada”). Mr. Bobby S. Feller is the owner of Masada and a member of the Company’s board. The Parks lease purchased from Masada covered 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%.On January 28, 2011, TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease.  As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company agreed to relinquish an 8.5% working interest which it had in a different lease, pay the sum of $10,400 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000.  The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by Park’s lease future production. On March 25, 2014, the storage building was sold for $18,000.

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate certain indebtedness due to Mr. Shrewsbury in the aggregate amount of $2,000,000, including the principal due under  a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000  and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10%  Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000 to reflect the consolidated indebtedness. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note has been secured by the Company by the death benefit proceeds of a $2 million key man term life insurance policy purchased by the Company on the life of Mr. Shrewsbury and that has been assigned to Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company.

For the year ended September 30, 2014, interest expense of $99,316, in the accompanying statements of operations, relates to the Consolidated Note and the revolving credit arrangement. Interest on the Consolidated Note payable for the amount of $59,452 has been accrued as of September 30, 2014.

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and some warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014 the parties agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2014 and 2013, such trucking company was paid $65,280 and $34,103, respectively, for such trucking services.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS-Continued

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company.  The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company.  Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the year ended September 30, 2014 the amount of such commission was $11,745.

ADVANCES FROM STOCKHOLDER/OFFICER

Included in the financial statements as of September 30, 2014 and 2013 are advances from stockholder/officer of $43,337 and $499,583, respectively. On February 25, 2014 Mr. Shrewsbury agreed to consolidate accrued loan interest due to him in the amount of $385,846 in the principal amount of the Consolidated Note.

	September 30,	September 30,
	2014	2013

Beginning Balance	$499,583	$307,082
Proceeds from Stockholder/Officer advances	34,450	284,501
Warehouse rental from officer/stockholder	18,000	24,000
Repayment of stockholder advances	(122,850)	(116,000)
Transfer to Consolidated Officer Loan	(385,846)	–
Ending Balance	$43,337	$499,583

NOTE 8 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non-cash investing and financing activities during the years ended September 30, 2014 and 2013:

	2014	2013
Accounts payable exchanged for common stock	–	$49,884
Accrued interest exchanged for notes payable to stockholder	$262,157	–
Decrease/(Increase) in property and equipment from change in asset retirement obligation	–	$(5,000)
Advances from stockholder exchanged for notes payable to stockholder	$385,846	–

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – BANK LINE OF CREDIT

On November 7, 2012, the Company obtained a line of credit for the approximate amount of $250,000 from a bank. The line of credit is secured by a priority security interest in the Company’s inventory and mature on November 7, 2013 and subsequently extended to November 7, 2014. Interest on the line of credit is payable monthly and is calculated on the basis of an independent variable indexed rate which is currently 3.25% per annum. The line of credit is guaranteed as to principal and interest, and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank line of credit including with regard to the Company’s inventory and assets. On August 26, 2014 the line of credit amount was increased to $750,000 with an extended maturity date to November 7, 2015. The line of credit balance as of September 30, 2014 is $548,500.

NOTE 10 – CONCENTRATION OF RISKS

Significant Customers

At September 30, 2014 and 2013, the Company had the following customer concentration:

			Percentage of
			Accounts Receivable
	Percentage of Sales (1)		trade, net
	September 30,	September 30,	September 30,	September 30,
	2014	2013	2014	2013

Customer A	25	15	29	73

Customer B	21	17	19	6

Customer C	18	33	*	*

Customer D	14	6	9	*

Customer E	5	*	*	*

*=Less than 5%
(1) Represents customers with annual sales of $200,000 or higher as of September 30, 2014.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.          CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

Based on this evaluation, the Certifying Officers determined that, as of the end of the period covered by this Report, the Company’s disclosure controls and procedures were effective to ensure that the information required to be disclosed by the Company in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed by the Company in the Reports that it files or submits under Section 13(a) or 15(d) of the Exchange Act is accumulated and communicated to the Company’s management, including the Company’s principal executive and principal financial officers, or persons performing similar functions, as appropriate, to allow timely decisions regarding disclosure.

Management’s Report on Internal Control Over Financial Reporting

Management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rules13a-15(f) under the Securities Exchange Act of 1934, as amended).

The Company’s internal control over financial reporting is a process designed by, and under the supervision of, its principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel,  to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal controls over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with  U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of September 30, 2014, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.          OTHER INFORMATION

None.

PART III

ITEM 10.          DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our current executive officers and directors:

Name	Age	Title
William L. Shrewsbury	70	Chairman of the Board, Chief Executive Officer, and Director
Jose Fuentes	67	Chief Financial Officer
Martin Lipper	80	Director
Bobby S. Fellers	64	Director

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

Martin Lipper, Director.   Mr. Lipper became a director on December 24, 2007. Since 2010, Mr. Lipper has been a Managing Director of Greenstone Holdings Group LLC.  From November 2006 to March 2009, Mr. Lipper served as Senior Vice President and Research Director of Baron Group U.S.A.  Mr. Lipper also serves as a director of Polydex Pharmaceutical, Inc., a publicly traded drug manufacturing company.  Mr. Lipper began his career on Wall Street as a securities analyst. He joined the Bank of New York and was the senior bank insurance and finance analyst.  Subsequently, he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham.  In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics.  Mr. Lipper is a Korean War Veteran who graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics.

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

All directors were appointed by the board of directors as a result of vacancies on the board. They hold office until the next annual meeting of shareholders and until their successors have been duly elected and qualified or until their earlier resignation, removal or death. Directors are elected at the annual meetings to serve for one-year terms.  Any non-employee director of the Company is reimbursed for expenses incurred for attendance at meetings of the board and any committee of the board of directors although no such committee has been established.

Each officer is appointed by the board of directors and holds his office at the pleasure and discretion of the board of directors or until his earlier resignation, removal or death.

There are no material proceedings to which any director, officer or affiliate of the Company, any owner of record or beneficially of more than five percent of any class of voting securities of the Company, or any associate of any such director, officer, affiliate of the Company or security holder is a party adverse to the Company or has a material interest adverse to the Company..

Audit, Nominating, Compensation and Other Board Committees

The board of directors of the Company has not established an audit, nominating, compensation or other board committee although it may do so in the future. Also, the Company has not appointed an “audit committee financial expert” although it may do so in the future.

The Board of Directors

The board oversees our business affairs and monitors the performance of management. During the year ended September 30, 2014, the board held one meeting and handled certain other business through unanimous written consents of the board in accordance with the Company’s by-laws and applicable Georgia law. Messrs. Shrewsbury, Lipper and Fellers attended such meeting of the board.  We have a policy of requesting all directors to attend annual meetings of stockholders.

Independence of Directors

Our shares of common stock are quoted on the OTC Markets Group, Inc.’s OTCQB.  As such we are not subject to certain corporate governance requirements applicable to companies listed on a national securities exchange.  For purposes of determining the “independence” of our directors, we have adopted the definition in the NYSE MKT Company Guide.   We have determined that we have two directors that are “independent” within the meaning set forth in the NYSE MKT’s Company Guide.  For a company of our size and management resources, we believe that the CEO is in the best position to focus the independent directors’ attention on the issues of greatest importance to the Company and its stockholders and we believe that splitting such roles may have the consequence of making our management and governance processes less effective than they are today through duplication of the lines of accountability and responsibility for matters.

Risk Assessment and Management

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

Section 16(a) Beneficial Ownership Compliance and Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership of our common stock with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by the SEC regulations to furnish us with copies of all section 16(a) forms they file.

Based solely upon our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act, we believe that except as set forth below, all such forms required to be filed were timely filed by the officers, directors, and security holders required to file the forms during the fiscal year ended September 30, 2014.

Mr. Shrewsbury filed a Form 5 that was not filed timely to report 46 transactions that had not been previously reported and failed to timely report one transaction on Form 4. Mr. Bobby Fellers has not filed an initial report on Form 3 and has not filed a Form 4 or Form 5 to report one transaction that was not reported on a timely basis during fiscal 2013..  On November 20, 2013, Mr. Lipper filed a Form 5 to report one transaction that was not reported on a timely basis. On November 15, 2013, Mr. Fuentes filed a Form 5 to report one transaction that was not reported on a timely basis.

Code of Ethics

The Company has adopted a Code of Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. A copy of the Code of Ethics has been filed as an exhibit to the Company’s Annual Report on Form 10-K.

ITEM 11.           EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and one former “named executive officer” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)	Total ($)

		(1)			(2)			(3)

William L.	2014	$60,000	--	--	$14,971	-	--	$24,000	$98,971
Shrewsbury
CEO and Chairman	2013	$25,000	--	--	--	--	--	24,000	49,000

Jose Fuentes	2014	104,000	--	--	--	--	--	--	104,000
Chief Financial Officer	2013	104,000	--	--	--	--	--	--	104,000

Richard Novack	2014	--	--	--	--	--	--	--	--
Former President	2013	26,000	--	--	--	--	--	--	26,000

(1)
Represents salaries paid and/or accrued during the years ended September 30, 2014, and 2013.  In May 2013, Mr. Shrewsbury commenced receiving a monthly salary of $5,000. Mr. Fuentes receives an annual salary of $104,000.  Mr. Novack received an annual salary of $104,000 until his employment with the Company terminated.

(2)
On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date of authorized by the Board of Directors, February 21, 2014. The options expire on March 31, 2017.

(3)
Represent lease payments payable pursuant to a lease agreement between the Company and Mr. Shrewsbury and Mrs. Shrewsbury. Management believes that the current rental is below market value for similar warehouse and land space.

The Company does not have an employment agreement with either Mr. Shrewsbury or Mr. Fuentes.  The salaries of our officers are recommended by the CEO to the board of directors and subject to their review and approval and are determined on the basis upon current market and other conditions.  We do not provide any employee benefit programs to our employees other than a periodic grant of options and warrants.  The grant of options or warrants to our officers and directors and the terms of such warrants are recommended by the CEO to the board of directors and subject to their review and approval.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable common stock purchase options as of September 30, 2014.

Name			Option Awards
	Number of securities		Equity Incentive Plan
	underlying unexercised		Awards: Number of
	options		Securities Underlying
Unexercised
	Exercisable	Unexercisable	Unearned Options	Option Exercise Price	Option Expiration Date

William L. Shrewsbury	500,000 (1)	--	--	$0.0924	March 31, 2017

(1)	The options were granted on February 25, 2014, and became exercisable on April 1, 2014.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2014, and 2013.

DIRECTOR COMPENSATION

Name and Position	Fees Earned or Paid in Cash ($)	Option Awards ($)	All Other Compensation ($)	Total ($)

Bobby S. Fellers	0	0	0	0

Martin Lipper	23,500	0	0	23,500

ITEM 12.           SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of November 17, 2014, beneficial ownership of our common stock by: (i) each person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and our named executive officers, and (iii) all of our directors and named executive officers as a group.  As of November 17, 2014, 48,053,084 shares of our common stock were issued and outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned

William L. Shrewsbury Chairman, CEO and director	9,663,651(2)	19.90%

Jose Fuentes Chief Financial Officer	500,000	1.04%

Martin Lipper Director	561,666 (3)	1.17%

Bobby S. Fellers Director	0	*

All executive officers and directors as a group (4 persons)	10,725,317(2)(3)	22.11%

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

(2)	Includes 500,000 shares issuable upon exercise of options that expire on March 31, 2017. The options are exercisable at a price of $0.0924 per share.

(3)	Includes 175,000 shares owned beneficially and of record by Mr. Lipper’s spouse.

ITEM 13.          CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, during the last two fiscal years, we have not been a party to any transaction in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Bank Loan Guarantee by Our CEO

On November 7, 2012, pursuant to the terms of a business loan agreement, the Company obtained a loan in the amount of $250,000 from Home Federal Savings and Loan Association, a federally chartered savings and loans association. Interest on the loan is payable monthly in arrears. Interest under the loan is variable and is based upon Wall Street Journal Prime Rate. An event of default under the loan will occur if the Company fails to make any payment when due under the loan, it fails to comply with any term, obligation, covenant or condition in the loan document or any other agreement between the bank and the Company, the Company defaults under any loan or similar agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan documents; the insolvency or occurrence of bankruptcy  event; commencement of foreclosure with regard to any property securing the loan; a 25% or more change in the beneficial ownership of the stock of the Company; a material adverse change in the financial condition of the Company; or the bank in good faith believes itself insecure. The loan is secured by the Company’s inventory and is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. The loan agreement contains other customary covenants and provisions. On August 26, 2014 the loan was increased to $750,000 and extended to mature on November 7, 2015.

Advances and Loans from Our CEO

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate certain indebtedness due to Mr. Shrewsbury in the aggregate amount of $2,000,000, including the principal due under  a Revolving Demand Note “Revolving Note”) in the principal amount of $1,062,000  and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10%  Promissory Note (“10%Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note has been secured by the Company by the death benefit proceeds of a $2 million key man term life insurance policy purchased by the Company on the life of Mr. Shrewsbury and that has been assigned to Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company. In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the foregoing indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable for a period of three years commencing April 1, 2014. The options at exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation merger, or sale of all or substantially all of the assets.

As of September 30, 2014, Mr. Shrewsbury had advanced an aggregate of $43,337 to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

Lease Agreement

On November 2012, the Company entered into a lease agreement with Mr. Shrewsbury and Mrs. Shrewsbury, Mr. Shrewsbury’s wife, pursuant to which they agreed to lease to the Company certain office space and certain warehouse space and land to store the Company’s inventory. The lease commenced on October 1, 2012 had a two year term and the option to extend the lease on the same terms for up to an additional 24 months upon written notice at least 30 days prior to the end of the lease. On September 1, 2014, the parties agreed to extend the lease for an additional two years to August 31, 2016. The lease rental is $2,000 per month payable on the first of each month. As of September 30, 2014, the Company had accrued and unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $18,000.  Accordingly, our lease with Mr. and Mrs. Shrewsbury may be deemed to be in default.  As of the date of this report, we have not received a notice of termination of the lease.

Freight Charges

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2014 and 2013, such trucking company was paid $65,280 and $34,103, respectively, for such trucking services. Management believes that the freight charges of such trucking company are at or below market rates for such services.

ITEM 14.          PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Turner, Stone & Company, L.L.P., for each of the last two fiscal years.

ACCOUNTING FEES AND SERVICES	2014	2013

Audit fees	$47,049	$50,434
Audit-related fees	-	-
Tax fees	-	6,918
All other fees	-	-

Total	$47,049	$57,352

Audit Fees

“Audit fees” represent the aggregate fees billed for professional services for the audit of our annual financial statements, reviews of our financial statements included in our quarterly reports services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

 “Audit-related fees” represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning.

All other Fees

All other fees represent the aggregate fees billed for products and services reported in the other categories. There were no such fees in either fiscal 2014 or fiscal 2013.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Turner Stone was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.          EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report commencing on page 24:

Report of Independent Registered Public Accounting Firm
Balance Sheets as at September 30, 2014 and 2013
Statements of Operations for the years ended September 30, 2014 and 2013
Statements of Changes in Stockholders’ Deficit for the years ended September 30, 2014 and 2013
Statements of Cash Flows for the years ended September 30, 2014 and 2013

Notes to Financial Statements

(b)	Exhibits

The following exhibits are filed or “Furnished” herewith:

		Incorporated by		Filed/
		Reference From		“Furnished”
Exhibit No.	Exhibits Description	Form	Filing Date	Herewith

3.1	Articles of Incorporation	10-K	12/3/2013

3.1	Articles of Amendment to Certificate of Incorporation, dated July 25, 2005	10-Q	5/3/2013

3.2	Articles of Amendment to Certificate of Incorporation, dated December 24, 2007	10-Q	5/3/2013

3.3	By-Laws.	10-KSB	1/14/2013

4.1	Form of Common Stock Cerrtificate.

10.1	Lease Agreement, dated November 19, 2012, by and among registrant and William Shrewsbury and Peggy Shrewsbury.	10-Q	5/3/2013

10.2	Business loan agreement and ehibits, dated November 7, 2012, by and between registrant and Home Federal Savings and Loan Association.	10-Q	5/3/2013

10.3	Promissory Note, dated effective February 27, 2009, issued to Mr. Shrewsbury.	10-Q	5/3/2009

10.4	Revolving Promissory Demand Note, dated April 30, 2012, issued to mr. Shrewsbury	10-Q	5/3/2009

10.5	Security Agreement, dated April 30, 2012, between the registrant and Mr. Shrewsbury	10-Q	5/3/2009

10.6	Loan Modification Agreement, dated November 21, 2013, between the registrant and Home Federal Savings & Loan Association.	10-K	12/3/2013

10.7	Note Exchange Agreement, dated February 25, 2014, by and between the Company and William Shrewsbury.	8-K	2/28/2014

10.8	Consolidated Secured Promissory Note, dated February 25, 2014, issued to William L. Shrewsbury.	8-K	2/28/2014

10.9	Non-Qualified Stock Option Agreement, dated February 25, 2014, issued to William L. Shrewsbury.	8-K	2/28/2014

10.10	Lease Agreement Extension, dated September 1, 1014, by and among registrant and William Shrewsbury and Peggy Shrewsbury.			X

24.1	Power of attorney - included on signature page.

31.1	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X

31.2	Certification pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

101.INS	XBRL Instance Document**	X

101.SCH	XBRL Taxonomy Extension Schema Document**	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document**	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document**	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document**	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document**	X

**
Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement of prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purpose of Dection 18 of the Securities and Exchange Act of 1934, as amende and otherwise is not subject to liability under thse sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury
William L. Shrewsbury
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Shrewsbury and Jose Fuentes, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended September 30, 2014, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Shrewsbury	Chairman of the Board, Chief Executive Officer and Director	November 17, 2014
William L. Shrewsbury	(Principal Executive Officer)

/s/ Jose Fuentes	Chief Financial Officer	November 17, 2014
Jose Fuentes	(Principal Financial and Accounting Officer)

/s/ Martin Lipper	Director	November 17, 2014
Martin Lipper

	Director	November __, 2014
Bobby Fellers

