Form 10-Q
period 2014-12-31
TX Holdings, Inc.
filed 2015-02-13
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2014
☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File No. 000-32335

TX HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	58-2558702
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

12080 Virginia Blvd., Ashland, KY 41102	(606) 928-1131
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

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

On February 8, 2015, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC. Form 10-Q
FOR THE QUARTER ENDED December 31, 2014

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report as well as information relating to us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”),  and Section 21E of the Securities Exchange Act of 1934, as amended  (“Exchange Act”), and other applicable law, which provide our current expectations or forecasts of future events.  Forward-looking statements in this report include, without limitation:

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions.  Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2014,  Part I, Item 1A – Risk Factors of this report, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, and elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements.  The absence of these words does not necessarily mean that a statement is not forward-looking.  Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements.  Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2014, and Part I, Item 1A – Risk Factors of this report. You should carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2014, and Part I, Item 1A – Risk Factors of this report, in evaluating our forward-looking statements.

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report.  We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.  You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”). Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Exchange Act expressly state that the safe harbor for forwarding looking statements does not apply to companies that issue penny stocks. Because we may from time to time be considered an issuer of penny stock, the safe harbor for forward looking statements under such provisions may not be applicable to us at certain times.

We obtained certain statistical data, market data and other industry data and forecasts used in this Form 10-Q from publicly available information. While we believe that such data is reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information.

PART 1- FINANCIAL INFORMATION
Item 1- Financial Statements
TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2014 and September 30, 2014
	(Unaudited)	(Unaudited)
	December 31,	September 30,
	2014	2014
ASSETS
Current assets:
Cash and cash equivalents	$80,983	$72,784
Accounts receivable, net of allowance for doubtful accounts of $32,343 as of 12/31/14 and 9/30/14	497,593	502,617
Inventory	2,752,466	2,762,535
Commission advances	14,524	-
Note receivable-current	10,000	10,000
Other current assets	49,858	45,327
Total current assets	3,405,424	3,393,263

Property and equipment, net	72,122	72,530
Note receivable, less current portion	19,983	21,289
Other	500	-

Total Assets	$3,498,029	$3,487,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$600,203	$606,099
Accounts payable	1,056,333	1,054,556
Advances from stockholders/officers	32,637	43,337
Bank-line of credit	719,549	548,500
Total current liabilities	2,408,722	2,252,492

Note payable to a stockholder	2,000,000	2,000,000
Total Liabilities	4,408,722	4,252,492

Commitments and contingencies

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at December 31, 2014 and September 30, 2014	9,293,810	9,293,810
Additional paid-in capital	4,320,982	4,320,982
Accumulated deficit	(14,525,485)	(14,380,202)
Total stockholders’ deficit	(910,693)	(765,410)
Total Liabilities and Stockholders’ Deficit	$3,498,029	$3,487,082

The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2014 and 2013
	(Unaudited)	(Unaudited)
	December 31,	December 31,
	2014	2013

Revenue	$640,788	$897,881

Cost of goods sold	(523,346)	(670,409)

Gross profit	117,442	227,472

Operating expenses, except items shown separately below:	153,764	108,322
Commission expense	40,573	107,493
Professional fees	40,097	59,227
Depreciation expense	2,816	2,500
Total operating expenses	237,250	277,542

Loss from operations	(119,808)	(50,070)

Other income and (expense):
Gain on extinguishment of accounts payable	-	93,167
Other income	6,173	-
Interest expense	(31,648)	(23,450)

Total other income and (expenses), net	(25,475)	69,717

Income (loss) before provision for income taxes	(145,283)	19,647

Provision for income taxes	-	8,000
Utilization of net operating loss carry forward	-	(8,000)

Net income (loss)	$(145,283)	$19,647

Net earnings (loss) per common share
Basic	$-	$-
Diluted	$-	$-

Weighted average of common shares outstanding-
Basic	48,053,084	48,053,084
Diluted	48,053,084	48,203,084

The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)
For the Three Months Ended December 31, 2014

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2014	-	$-	48,053,084	$9,233,810	$4,320,982	$(14,380,202)	$(765,410)

Net Loss	-	-	-	-	-	(145,283)	(145,283)

Balance at December 31, 2014	-	$-	48,053,084	$9,293,810	$4,320,982	$(14,525,485)	$(910,693)

The accompanying notes are an integral part of the consolidated finanical statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2014 and 2013
	(Unaudited)	(Unaudited)
	December 31,	December 31,
	2014	2013
Cash flows provided/(used) by operating activities:
Net income (loss)	$(145,283)	$19,647
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,816	2,500
Gain on extinguishment of accounts payable	-	(93,167)
Deposit write-off	-	200
Changes in operating assets and liabilities:
Accounts receivable	5,024	184,665
Inventory	10,069	(573,382)
Commission advances	(14,524)	(12,623)
Other current assets	(4,531)	12,418
Accrued liabilities	(5,896)	27,182
Accounts payable	1,777	401,241
Other assets	(500)	-
Stockholder/officers advances for operations	-	6,000
Net cash used in operating activities	(151,048)	(25,319)

Cash flows used in investing activities:
Notes receivable	1,306	-
Purchase of equipment	(2,408)	-
Net cash used in investing activities	(1,102)	-

Cash flows provided/(used) by financing activities:
Proceeds from bank line of credit	171,049	-
Proceeds from stockholder/officer advances	3,300	900
Repayment of stockholder/officer advances	(14,000)	(50,000)
Net cash provided by (used in) financing activities	160,349	(49,100)

Increase (decrease) in cash and cash equivalents	8,199	(74,419)
Cash and cash equivalents at beginning of period	72,784	175,028

Cash and cash equivalents at end of period	$80,983	$100,609

The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited consolidated financial statements and footnotes of TX Holdings, Inc., and its subsidiaries  (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”)  and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The balance sheet as of September 30, 2014, included herein was derived from audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

These financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2015.

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

OVERVIEW OF BUSINESS

The Company is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail material directly and through other suppliers to the Unites States’ coal mining industry for use in the production and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky. In addition, on November 21, 2014, and with a view to diversifying its business, the Company acquired all of the membership interest in “The Bag Rack”, LLC.” The acquired company has developed a new product, “The Bag Rack,” and was in the preliminary stages of distributing and selling the new product. The Bag Rack is a unique device that enable bags with handles to be stored in the trunk of a motor vehicle preventing the bags from tipping over and causing spillage. The Company expects to market and sell the new product online, through distributors,  and through certain national retailers and discount stores. See Note 2.

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

GOING CONCERN CONSIDERATIONS

The unaudited financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in our annual report on Form 10-K for the year ended September 30, 2014, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary. All significant inter-company transactions and balances have been eliminated in consolidation.

NOTE 2 –ACQUISITIONS

During the reporting period the Company acquired 100% ownership of The Bag Rack, LLC, a Kentucky limited liability company owned 50% by the Company’s CEO and major stockholder. The acquired company had been recently established and was in the process of initiating the development and distribution of “The Bag Rack”, a unique pending patented device which enables bags with handles to be stored in the trunk of a car neatly and preventing content spillage.  The transaction was completed with the Company paying a purchase price of $500.

The Bag Rack, LLC acquired the pending patent rights shortly prior to the acquisition transaction. Since its formation and at the date of acquisition, the acquired company held no assets or liabilities other than the pending patent rights which were valued at $500 as they pertained to a new unproven product. In addition, our Company agreed to pay 20% of the net profit for each product sold to a customer by The Bag Rack LLC to the former pending patent holder and 20% of the net income, after payment to the former pending patent holder, to each former member of The Bag Rack, LLC. The payments to the former pending patent holder and prior members of The Bag Rack LLC will be in perpetuity.

NOTE 3 – STOCKHOLDERS’ DEFICIT

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin is expected to receive  50,000 warrants every six months, for an aggregate of 400,000 warrants.  The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance.  The initial tranche of 50,000 warrants were issuable effective July 1, 2012.  As of December 31, 2014 Mr Chafin has 200,000 warrants outstanding and unexercised and 50,000 warrants have expired pursuant to the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date of authorized by the Board of Directors, February 21, 2014. The options expire on March 31, 2017. The options are not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of December 31, 2014, Mr. Shrewsbury had an outstanding advance to the Company of $32,637. The advance bears no interest and is due on demand. During the current three month period, the Company repaid $14,000 of Mr. Shrewsbury’s advances.

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of the indebtedness to Mr. Shrewsbury, including the principal due under  a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000  and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10%  Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is secured by the death benefit proceeds of a $2 million key man insurance policy on the life of Mr. Shrewsbury that has been assigned to Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by the disinterested members of the Board of Directors of the Company.

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

During the first half of calendar 2012, the Company retained new legal counsel to represent the Company on current litigation against the defendants listed above. Also, the Company filed a separate but related claim in the United States District Court for the District of Utah against Michael Cederstrom, Dexter and Dexter, and certain other defendants (“Cederstrom Litigation”).

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

On May 22, 2014 the Company entered into a settlement agreement and release, dated effective May 20, 2014, with Dexter & Dexter and Mr. Cederstrom that settles all claims among the parties arising from the Cederstrom Litigation.  Pursuant to the terms of the settlement agreement Dexter & Dexter’s insurer paid the Company $374,025 in settlement of all claims among the parties. Also, effective upon receipt of the settlement payment, each party agreed to release each other party and affiliates from all claim arising out of the litigation or otherwise. None of the parties made any admission of liability in entering into the settlement agreement. Subsequently, the parties filed a joint motion to dismiss the case with prejudice, and the motion was granted by the courts on June 16, 2014.

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014 the parties agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of December 31, 2014, the Company has made lease payments, since the beginning of the lease, in the amount of $54,000.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months ended December 31, 2014 and 2013, such trucking company was paid $8,879 and $21,897, respectively, for such trucking services.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company.  The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company.  Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended December 31, 2014 and 2013 the commissions’ amounts were $2,120 and $3,882, respectively.

ADVANCES FROM STOCKHOLDER/OFFICER

Included in the financial statements as of December 31, 2014 and 2013 are advances from stockholder/officer of $32,637 and $43,337, respectively. The advances do not bear interest and are repayable upon demand.

NOTE 5 – BANK-LINE OF CREDIT

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit is secured by a priority security interest in the Company’s inventory and matures on November 7, 2015.  Interest on the line of credit is payable monthly and is calculated on the basis of a variable index. As of December 31, 2014 the Company had borrowed $719,549 under the line of credit. The current rate of interest under the loan is 3.25% per annum.  Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

The Consolidated Note and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following summary together with the more detailed information and financial statements and notes thereto and schedules appearing elsewhere in this report.  Throughout this report when we refer to the”Company,” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc., a Georgia corporation, and its subsidiaries.

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

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report Form 10-K for the year ended September 30, 2014, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2014, and Part I, Item 1A – Risk Factors in this report.

Overview

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

Revenue for the three months ended December 31, 2014, was $640,788 as compared to $897,881 for the same period in 2013, a decrease of approximately 28.6%.

During the three months ended December 31, 2014, we had a net loss of $145,283 as compared to a net income of $19,647 for the same period in 2013.

At June 30, 2014, cash and cash equivalents were $80,983 compared to $72,784 at September 30, 2014.

Net cash used by operating activities was $151,048 during the three months ended December 31, 2014. Net cash used by operating activities during the same three month period in 2013 was $25,319.

Cash flow used by investing activities for the three months ended December 31, 2014 was $1,102. There were no cash flows used by investing activities during the same period in 2013.

During the three months ended December 31, 2014, net cash provided by financing activities was $160,349 due to the Company’s $171,049 drawdown from its line of credit. Cash flows used by financing activities during the same three month period in 2013 were $49,100 resulting from an advances repayment by the Company of $50,000 to a stockholder/officer.

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, the Company and Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and the Company issued in exchange for a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”). The principal and interest thereunder is due ten years from the date of issuance, the principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. Payment of the Consolidated Note is secured by the death benefit proceeds of key man insurance on the life of Mr. Shrewsbury that has been assigned to Mr. Shrewsbury. As of December 31, 2014 Mr. Shrewsbury had also provided non-interest bearing advances to the Company of $32,637.

 On November, 2012, the Company obtained a bank line of credit in the amount of $250,000 which was subsequently increased to $750,000. The line of credit is secured by a lien on the Company’s inventory and guaranteed by Mr. Shrewsbury. As of December 31, 2014, $719,549 had been drawn upon by the Company.

We were incorporated in the State of Georgia in 2000 under the name HOM Corporation. On January 22, 2003, we changed our name to R Wireless, Inc., and, on July 27, 2005, we changed our name to TX Holdings, Inc.

Recent Acquisitions

On November 21, 2014, and with a view to diversifying its business, the Company acquired all of the membership interest in “The Bag Rack”, LLC.” The acquired Company has developed a new product, “The Bag Rack, LLC.” and was in the preliminary stages of distributing and selling the new product. The Bag Rack is a unique device that enables bags with handles to be stored in the trunk of a motor vehicle preventing the bags from tipping over and causing spillage. The Company expects to market and sell the new product online and through certain national retailers, distributors, and discount stores. The Bag Rack, LLC was acquired from Mr. Shrewsbury, our CEO and Mr. Rickie Hagan, the founding members of The Bag Rack, LLC and who each owned 50% of the company. In addition to a purchase price of $500, as consideration for the acquisition, the Company agreed to pay 20% of the net profits to each founding member (after royalty payment) of The Bag Rack. The Bag Rack has a provisional patent pending related to the new product and is obligated to pay a royalty of 20% of The Bag Rack net profit for each product sold to the original developer of the product.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2014 Compared To Three Months Ended December 31, 2013

Revenues from Operations

Revenue for the three months ended December 31, 2014 was $640,788 as compared to $897,881for the same period in 2013, a decrease of $257,093 or 28.6%.  The decrease in revenue is attributable to overall lower sales demand during the current period.

Cost of Goods Sold

During the quarter ended December 31, 2014, the Company’s cost of goods sold was $523,346 as compared to cost of goods sold of $670,409 for the quarter ended December 31, 2013, a decrease of $147,063 or 21.9%. The lower cost resulted from lower sales during the current period resulting from changes in our customer base.

Gross Profit

Gross profit for the period ended December 31, 2014 decreased as a percentage of revenue to 18.3% from 25.3%   for the same period the prior year. The decrease in margin resulted from a temporary dislocation in one of our product lines.

Operating Expenses

Operating expenses for the three months ended December 31, 2014 were $237,250 as compared to $277,542 for the three months ended December 31, 2013, a decrease of $40,292 or 14.5%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	12/31/2014	12/31/2013	$ Change	%Change
Operating Expense
Commission Expense	$40,573	$107,493	$(66,920)	(62.3)
Professional fees	40,097	59,227	(19,130)	(32.3)
Depreciation expense	2,816	2,500	316	(12.6)
Other operating expense	153,764	108,322	45,442	42.0
Total	$237,250	$277,542	$(40,292)	(14.5)

Commission expense for the three months ended December 31, 2014 was $40,573 compared to $107,493 for the same period in 2013, a decrease of $66,920 or 62.3%. The lower commission is a direct result of lower sales and lower margins during the current period.

Professional fees decreased $19,130 or 32.3% during the three months ended December 31, 2014, as compared to the same period in 2013. The lower professional fees result from lower legal fees of $26,736, lower advertising expense of $1,543, partially offset by higher investor relation expense of $9,150 associated with the Company hiring a firm during the third quarter, 2014  to provide investor relation services.

Depreciation expenses increased $316 or 12.6% during the quarter ended December 31, 2014, as compared to the same period in 2013. Depreciation on a new refurbished delivery truck account for a $576 increase in depreciation. The current period increase in depreciation was partially offset by lower depreciation of $260 from a Company owned building sold during the second quarter of 2013.

During the three months ended December 3, 2014, other operating expenses of $153,764 increased by $45,422 or 42.0% from the $108,322 for the same period in 2013.  The higher other operating expenses resulted from higher insurance expense of $19,308, travel expense of $20,412 and annual OTC listing fee of $7,500. The higher insurance represent life insurance cost for officers and automobile and liability coverage. The higher travel expense is associated with overseas travel by an officer and agent to meet with suppliers.

Loss from operations

Loss from operations for the quarter ended December 31, 2014 was $119,808 compared to loss from operations of $50,070 during the same period in 2013, a loss increase of $69,738 or 139.3%. The loss increase resulted from lower revenue attributable to changes in our customer base, higher cost product mix sold in the current period, partially offset by lower operating expenses of $40,292.

Other income and (expense)

The other income and expense category for the quarter ended December 31, 2014, reflected a net expense of $25,475 as compared to a net income of $69,717 for the quarter ended December 31, 2013, an income decrease of $95,192. The decrease resulted from a gain on an extinguishment of debt of $93,167 recorded in December 2013.
Interest expense for the current three month period ended December 31, 2014, increased by $8,198 over the same quarter in the prior year.  The interest increase resulted from the consolidation of preexisting loans and non-interest bearing advances to a new $2,000,000 loan at a lower interest rate and, higher interest from increased borrowing under the outstanding bank line of credit.

Net Income or Loss

For the quarter ended December 31, 2014, net loss was $145,283 compared to net income of $19,647 for the quarter ended December 31, 2013, a decrease of $164,930. The decrease resulted from lower other net income of $95,192 resulting from a gain on an extinguishment of debt of $93,167 recorded in December 2013 and lower income from operations of $69,138. The lower income from operations was the direct result of changes in our customer base resulting in lower gross margins and higher cost product mix sold in the current period.

Net earnings per common share

The net loss of $145,283 for the quarter ended December 31, 2014, as well as the net income of $19,647 for the quarter ended December 31, 2013, when divided by the number of common shares outstanding of 48,053,084 basic and diluted shares in both years resulted in a net loss per share of less than $0.01 in the current quarter and a negligible earnings per share of less than $0.01 for the quarter ended December 31, 2013.

 LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided by (used in) operating, investing and financing activities:

	Three Months Ended
	12/31/2014	12/31/2013
Cash flows provided/(used) by operating activities	$(151,048)	$(25,319)
Cash flows used in investing activities	(1,102)	-
Cash flows provided/(used) by financing activities	160,349	(49,100)
Increase (decrease) in cash and cash equivalents	$8,199	$(74,419)

At December 31, 2014, we had cash and cash equivalents of $80,983 as compared to $72,784 at September 30, 2014, an increase of $8,199 or 11.3%. The increase in cash is the direct result of a $171,049 cash increase from a line of credit borrowing partially offset by cash used in operating activities of $151,048 for the three months ended December 31, 2014.

Cash Provided (Used) by Operating Activities

Net cash used in operating activities for the three months ended December 31, 2014, was $151,048 compared to cash used in operations of $25,319 in 2013, an increase of $125,729 or 496.6%.

The increase in cash used in operating activities is the direct result of the $145,283 net loss incurred by the Company for the three months ended December 31, 2014.

Cash flow increases resulting from inventory and receivable decreases of $10,069 and $5,024, respectively, during the three months period ended December 31, 2014 were partially offset by commission advances to our sales agent of $14,524.

The $25,319 decrease in operating cash for the period ended December 31, 2013 resulted from the continued effort by the Company to increase the finished goods inventory by $573,382 from the prior year-end levels to meet projected increases in sales demand and an increase in accounts receivable of $184,665 resulting from increased sales. An accounts payable increase of $401,241 over the prior fiscal year end levels partially offset the increases in inventory and receivable.

A $93,167 legal service debt write-off recorded on December 31, 2013 accounts for the reported gain on extinguishment of debt. The gain from the reversal of the debt was recorded on a disputed debt the Company deems no longer payable.

Cash Flows Used in Investing Activities

Cash used in investing activities was $1,102 for the period ended December 31, 2014. During the current quarter, the Company capitalized $2,408 incurred in refurbishing a new truck used for product delivery. A $1,306 payment  was received during the current quarter as a partial payment on the note receivable held by the Company arising from the sale of a previously owned oil lease.

Cash Provided/Used by Financing Activities

During the three months ended December 31, 2014, cash provided by financing activities was $160,439 compared to cash used by financing activities of $49,100 during the same period in 2013.  During such periods, the Company repaid stockholder/officer advances of $14,000 and $50,000, respectively, and received stockholder advances of $3,300 and $900, respectively, reflecting a decreased reliance during the period on advances from Mr. Shrewsbury to fund operations. Also, the Company financed its operation during the three-months period ended December 31, 2014, by drawing-down $171,049 from its bank credit line.

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit is secured by a priority security interest in the Company’s inventory and matures on November 7, 2015.  Interest on the line of credit is payable monthly and is calculated on the basis of a variable index. As of December 31, 2014 the Company had borrowed $719,549 under the line of credit. The current rate of interest under the loan is 3.25% per annum.  Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

On February 25, 2014 the Company and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of amounts due to Mr. Shrewsbury, including  $1.062 million due under a Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012,  $289,997  due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement thereof a Secured Consolidated Note (“Consolidated Note”) for such amount. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum, principal and interest are repayable ten years from February 25, 2014, and it is subject to customary events of default. Payment of the Consolidated Note is secured by the death benefit proceeds of a $2 million key man insurance policy on the life of Mr. Shrewsbury that has been assigned to Mr. Shrewsbury.

During the three months ended December 31, 2014, the Company repaid $14,000 of advances due to Mr. Shrewsbury bringing the total outstanding advance balance to $32,637.  Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

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

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2014, contained an explanatory paragraph wherein they expressed an opinion that there is a substantial doubt about our ability to continue as a going concern.  Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of December 3, 2014, the Company had cash and cash equivalents of $80,983 as compared to $72,784 as of September 30, 2014.  The increase in cash as of December 31, 2014, results from a drawdown on the Company’s line of credit of $171,049. The cash increase was partially offset by a loss from operations of $145,283.

The Company’s accounts receivable were $497,593 as of December 31, 2014, as compared to $502,617 as of September 30, 2014, a decrease of $5,024 or 1.0%.  The lower receivables as of December 31, 2014 are the direct result of lower sales during the current period partially offset by a major customer late payment at quarter end.

Inventory was $2,752,466 as of December 31, 2014 as compared to $2,762,535 as of the year ended September 30, 2014, a decrease of $10,069 or .4%. Inventory level reduction, during the current period to meet lower sales demand, account for the inventory decrease as of December 31, 2014.

During the three-months ended December 31, 2014, our stockholders’ deficit increased from $14,380, 202 to $14,525,485,   an increase of $145,283 or 1.0%.  Reported net loss due to lower sales for the three months ended December 31, 2014 accounts for the increase in stockholders’ deficit.

During the three months ended December 31, 2014, the Company’s net loss was $145,283 compared to a net income of $19,647 for the comparable period in 2013. The net income decrease can be directly attributed to an accounts reversal of prior period recorded debt of $93,167, which were deemed not payable by the Company recorded in the period ended December 31, 2013, and lower profit due to lower sales during the current period..

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

In addition, as of December 31, 2014, Mr. Shrewsbury had advanced an aggregate of $32,367 to the Company. The advances do not bear interest and are repayable upon demand.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of December 31, 2014 and September 30, 2014.

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

ITEM 1A.       RISK FACTORS

An investment in our common stock involves a high degree of risk.  You should carefully consider the risks described below (which supplement and reflect changes to certain of the risk factors we disclosed in our 2014 Annual Report on Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock, as well as certain risk factors set forth under Part I, Item 1A –Risk Factors of our 2014 Form 10-K.  Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company.  If any of the following risks (or the risk factors we disclose in our 2014 Form 10-K) actually occur, our business, financial condition and operating results could be materially adversely affected.  In such case, the trading price of our common stock could decline, and you could lose a part or all your investment.

Risks Related to Our Company and Our Operations

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations. We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our bank line of credit when it becomes due.

As of December 31, 2014, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $32,637. We have outstanding accounts payable of $1,056,333 and other accrued liabilities of $600,203, including $451,743 due to our CFO, Jose Fuentes, for services.  Also, the Company owes $719,549 under a bank line of credit which is secured by the Company’s inventory and which becomes due on November 7, 2015.  We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Although we reported net income for the nine months ended June 30, 2014, we have a history of net losses and cannot assure we will be profitable in the future. Any failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We had a net loss of $145,283 for the three months ended December 31, 2014 and net income of $19,647 for the same period in 2013. At December 31, 2014 and September 30, 2014, we had accumulated deficits of $14,525,485 and $14,380,202, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business and our recently acquired Bag Rack business. We may also require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs. In the past we have been able to raise financing from our CEO through notes and advances and a bank line of credit guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants are issuable over a four year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014 and July 1, 2014, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. On July 1, 2014, 50,000 warrants expired leaving 200,000 warrants outstanding as of December 31, 2014. The warrants will be issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Dated: February 8, 2015		Dated: February 8, 2015

