Form 10-Q
period 2015-03-31
TX Holdings, Inc.
filed 2015-04-30
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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

On April 30, 2015, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC. FORM 10-Q
FOR THE QUARTER ENDED MARCH 31, 2015

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2014, Part II, Item 1A – Risk Factors of this report, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, and elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. The absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2014, and Part II, Item 1A – Risk Factors of this report. You should carefully consider the factors described in Part II, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2014, and Part II, Item 1A – Risk Factors of this report, in evaluating our forward-looking statements.

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

PART 1- FINANCIAL INFORMATION
Item 1- Financial Statements
TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2015 and September 30, 2014
	Unaudited
	March 31,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$7,418	$72,784
Accounts receivable, net of allowance for doubtful accounts of $32,343 as of 3/31/15 and 9/30/14	608,196	502,617
Inventory	2,851,676	2,762,535
Commission advances	16,684	-
Note receivable-current	10,000	10,000
Other current assets	27,076	45,327
Total current assets	3,521,050	3,393,263

Property and equipment, net	71,473	72,530
Note receivable, less current portion	19,983	21,289
Other assets	500	-

Total Assets	$3,613,006	$3,487,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$626,757	$606,099
Accounts payable	1,234,878	1,054,556
Advances from stockholder/officer	24,637	43,337
Bank-line of credit	719,549	548,500
Total current liabilities	2,605,821	2,252,492

Note payable to a stockholder	2,000,000	2,000,000
Total Liabilities	4,605,821	4,252,492

Commitments and contingencies

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at March 31, 2015 and September 30, 2014	9,293,810	9,293,810
Additional paid-in capital	4,320,982	4,320,982
Accumulated deficit	(14,607,607)	(14,380,202)
Total stockholders’ deficit	(992,815)	(765,410)
Total Liabilities and Stockholders’ Deficit	$3,613,006	$3,487,082

The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
	Unaudited
	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2015	2014	2015	2014

Revenue	$951,857	$1,206,567	$1,592,646	$2,104,447

Cost of goods sold	784,066	807,452	1,307,412	1,477,861

Gross profit	167,791	399,115	285,234	626,586

Operating expenses, except items shown separately below:	136,326	121,290	289,911	229,611
Commission expense	65,361	162,822	105,934	270,315
Professional fees	18,034	53,000	58,310	112,227
Depreciation expense	2,390	2,240	5,206	4,740
Total operating expenses	222,111	339,352	459,361	616,893

Income (loss) from operations	(54,320)	59,763	(174,127)	9,693

Other income and (expense):
Gain on extinguishment of accounts payable	-	-	-	93,167
Gain on sale of property and equipment	-	10,807	-	10,807
Other income	6,381	-	12,553	-
Interest expense	(34,183)	(19,315)	(65,831)	(42,765)

Total other income and (expenses), net	(27,802)	(8,508)	(53,278)	61,209

Income (loss) before provision for income taxes	$(82,122)	$51,255	$(227,405)	$70,902

Provision for income taxes	-	21,015	-	29,070
Utilization of net operating loss carry forward	-	(21,015)	-	(29,070)

Net income (loss)	$(82,122)	$51,255	$(227,405)	$70,902

Net earnings (loss) per common share
Basic	$0.00	$0.00	$0.00	$0.00
Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding-
Basic	48,053,084	48,053,084	48,053,084	48,053,084
Diluted	48,053,084	48,053,084	48,053,084	48,203,084

The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)
For the Six Months Ended March 31, 2015

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2014	-	$-	48,053,084	$9,293,810	$4,320,982	$(14,380,202)	$(765,410)

Net Loss	-	-	-	-	-	(227,405)	(227,405)

Balance at March 31, 2015	-	$-	48,053,084	$9,293,810	$4,320,982	$(14,607,607)	$(992,815)

The accompanying notes are an integral part of the consolidated finanical statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2015 and 2014
	(Unaudited)	(Unaudited)
	March 31,	March 31,
	2015	2014
Cash flows used in operating activities:
Net income (loss)	$(227,405)	$70,902
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	5,206	4,740
Gain on extinguishment of accounts payable	-	(93,167)
Gain on sale of property and equipment	-	(10,807)
Changes in operating assets and liabilities:
Accounts receivable	(105,579)	(327,016)
Inventory	(89,141)	(478,047)
Commission advances	(16,684)	3,546
Other current assets	18,251	(3,191)
Accrued liabilities	20,658	69,385
Accounts payable	180,322	604,189
Other assets	(500)	200
Stockholder/officer advances for operations	-	12,000
Net cash used in operating activities	(214,872)	(147,266)

Cash flows provided by (used in) investing activities:
Note receivable	1,306	2,866
Purchase of equipment	(4,149)	-
Proceeds received on sale of equipment	-	18,000
Net cash provided by (used in) investing activities	(2,843)	20,866

Cash flows provided by (used in) financing activities:
Proceeds from bank line of credit	171,049	-
Proceeds from stockholder/officer advances	17,300	6,950
Repayment of stockholder/officer advances	(36,000)	(55,000)
Net cash provided by (used in) financing activities	152,349	(48,050)

Decrease in cash and cash equivalents	(65,366)	(174,450)
Cash and cash equivalents at beginning of period	72,784	175,028

Cash and cash equivalents at end of period	$7,418	$578

Non-cash investing and financing activities:
Accrued interest exchanged for notes payable to a stockholder	$-	$262,157
Advances from stockholder exchanged for notes payable to stockholder	$-	$385,846

The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

The accompanying interim unaudited consolidated financial statements and footnotes of TX Holdings, Inc., and its subsidiaries (the “Company”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The balance sheet as of September 30, 2014, included herein was derived from audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s 2014 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2015.

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

OVERVIEW OF BUSINESS

The Company is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail material directly and through other suppliers to the United States’ coal mining industry for use in their production and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky. In addition, on November 21, 2014, and with a view to diversifying its business, the Company acquired all of the membership interest in The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack,” and is in the preliminary stages of distributing and selling the new product. The Bag Rack is a unique device that enable bags with handles to be stored in the trunk of a motor vehicle preventing the bags from tipping over and causing spillage. The Company expects to market and sell the new product online, through distributors, and through certain national retailers and discount stores. See Note 2.

The Company was incorporated in the State of Georgia on May 15, 2000, under the name HOM Corporation. On January 22, 2003, the Company changed its name to R Wireless, Inc., and, on July 27, 2005, changed its name to TX Holdings, Inc.

REVENUE RECOGNITION

The Company recognizes revenue from direct sales of our products to our customers, including shipping fees. Title passes to the customer (usually upon shipment or delivery, depending upon the terms of the sales order) when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. The Company expenses shipping and handling costs as incurred which are included in cost of goods sold on the consolidated statements of operations.

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

The Bag Rack, LLC acquired the pending patent rights shortly prior to the acquisition transaction. Since its formation and at the date of acquisition, the acquired company held no assets or liabilities other than the pending patent rights which were valued at $500 as they pertained to a new unproven product. In addition, the Company agreed to pay 20% of the net profit for each product sold to a customer by The Bag Rack LLC to the former pending patent holder and 20% of the net income, after payment to the former pending patent holder, to each former member of The Bag Rack, LLC. The payments to the former pending patent holder and prior members of The Bag Rack LLC will be in perpetuity.

NOTE 3 – STOCKHOLDERS’ DEFICIT

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin is expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of March 31, 2015 Mr Chafin has 200,000 warrants outstanding and unexercised and 100,000 warrants have expired pursuant to the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date authorized by the Board of Directors, February 21, 2014. The options expire on March 31, 2017. The options are not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of March 31, 2015, Mr. Shrewsbury had an outstanding advance to the Company of $24,637. The advance bears no interest and is due on demand. During the current three month period, the Company repaid $8,000 of Mr. Shrewsbury’s advances.

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

On May 18, 2012, the Company reached a settlement with Mark Neuhaus with regard to the Neuhaus Litigation. Pursuant to a settlement agreement among the parties, the Company and Mark Neuhaus agreed to settle the Neuhaus litigation, Mr. Neuhaus returned to the Company 6,718,813 shares previously issued to him and Mr. Neuhaus released all claims against the Company related to the Neuhaus Note, including accrued interest along with any other liability owed to him. Mr. Neuhaus was permitted to retain 2,500,000 shares of the Company owned by him. The Company agreed that it would, within ten days of the effective date of the agreement, take steps to lift the restrictions on the transferability or public resale of such shares. The returned shares were canceled by the Company. In return, the Company paid Mr. Neuhaus $100,000. The settlement agreement provided for mutual general releases among the parties, except for claims the Company has or might have against Dexter and Dexter Attorneys At Law, P.C., and Michael Cederstrom. Also, the Company agreed to execute, exchange and deliver mutual general releases with Hewitt Energy Group, LLC, Douglas C. Hewitt, MA&N, LLC, and Nicole Bloom Neuhaus.

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

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the parties agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of March 31, 2015, the Company has made lease payments, since the beginning of the lease, in the amount of $60,000.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months and six months ended March 31, 2015 and 2014, such trucking company was paid $8,879 and $21,930 and $17,758 and $43,827, respectively, for such trucking services.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three and six months ended March 31, 2015 and 2014 the commissions’ amounts were $2,676 and $2,151and $4,796 and $6,033, respectively.

ADVANCES FROM STOCKHOLDER/OFFICER

As of March 31, 2015 and September 30, 2014 advances from stockholder/officer were $24,637 and $43,337, respectively. The advances do not bear interest and are repayable upon demand.

NOTE 5 – BANK-LINE OF CREDIT

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and matures on November 7, 2015. Interest on the line of credit is payable monthly and is calculated on the basis of a prime rate variable index. As of March 31, 2015 the Company had borrowed $719,549 under the line of credit. The current rate of interest under the loan is 3.25% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

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

Except for historical information, the statements and other information contained in this Management’s Discussion and Analysis are forward-looking. Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.

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

We distribute and sell our products through two independent sales agents who are compensated on a commissioned basis.

Revenue for the three months ended March 31, 2015, was $951,857 as compared to $1,206,567 for the same period in 2014, a decrease of approximately 21.1%.

During the three months ended March 31, 2015, we had a net loss of $82,122 as compared to a net income of $51,255 for the same period in 2014.

At March 31, 2015, cash and cash equivalents were $7,418 compared to $72,784 at September 30, 2014.

Net cash used by operating activities was $214,872 during the six months ended March 31, 2015. Net cash used by operating activities during the same six month period in 2014 was $147,266.

Cash flow used by investing activities for the six months ended March 31, 2015 was $2,843. Cash flow provided by investing activities during the six months period ended March 31, 2014 was $20,866.

During the six months ended March 31, 2015, net cash provided by financing activities was $152,349 due to the Company’s $171,049 drawdown from its line of credit. Cash flows used by financing activities during the same six month period in 2014 were $48,050 resulting from an advances repayment by the Company of $50,000 to a stockholder/officer.

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, the Company and Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and the Company issued in exchange a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”). The principal and interest thereunder is due ten years from the date of issuance, the principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. As of March 31, 2015, Mr. Shrewsbury had also provided non-interest bearing advances to the Company of $24,637.

 On November, 2012, the Company obtained a bank line of credit in the amount of $250,000 which was subsequently increased to $750,000. The line of credit is secured by a lien on the Company’s inventory and account receivable and guaranteed by Mr. Shrewsbury. As of March 31, 2015, $719,549 had been drawn upon by the Company.

We were incorporated in the State of Georgia in 2000 under the name HOM Corporation. On January 22, 2003, we changed our name to R Wireless, Inc., and, on July 27, 2005, we changed our name to TX Holdings, Inc.

Recent Acquisitions

On November 21, 2014, and with a view to diversifying its business, the Company acquired The Bag Rack, LLC. The acquired company owns all rights to a new product, “The Bag Rack” and was in the preliminary stages of developing the new product. The Bag Rack is a unique device that enables bags with handles to be stored in the trunk of a motor vehicle preventing the bags from tipping over and causing spillage. The Company expects to market and sell the new product online and through certain national retailers, distributors, and discount stores. The Bag Rack, LLC was acquired from Mr. Shrewsbury, our CEO and Mr. Rickie Hagan, the founding members of The Bag Rack, LLC, who each owned 50% of the company. In addition to a purchase price of $500, as consideration for the acquisition, the Company agreed to pay 20% of the net profits to each founding member (after royalty payment) of The Bag Rack. The Bag Rack has a provisional patent pending related to the new product and is obligated to pay a royalty to the original developer of the product equal to 20% of the net profit of each product sold.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2015 Compared To Three Months Ended March 31, 2014

Revenues from Operations

Revenue for the three months ended March 31, 2015 was $951,857 as compared to $1,206,567 for the same period in 2014, a decrease of $254,710 or 21.1%. The decrease in revenue is attributable to overall lower sales demand during the current period.

Cost of Goods Sold

During the quarter ended March 31, 2015, the Company’s cost of goods sold was $784,066 as compared to cost of goods sold of $807,452 for the quarter ended March 31, 2014, a decrease of $23,386 or 2.9%. The lower cost resulted from lower sales demand, partially based on poor weather condition, during the current period. As a percentage of sales, cost of goods sold increased from 66.9% in 2014 to 82.4% during the period, the15.5% increase is the direct result of the sale of scrap products during the current quarter.

Gross Profit

Gross profit for the period ended March 31, 2015 decreased as a percentage of revenue to 17.6% from 33.1% for the same period of the prior year. The decrease in margin resulted from a $55,000 loss from the sale of obsolete inventory sold as scrap, and some erosion in sales margins.

Operating Expenses

Operating expenses for the three months ended March 31, 2015 were $222,111 as compared to $339,352 for the three months ended March 31, 2014, a decrease of $117,241 or 34.5%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	3/31/2015	3/31/2014	$ Change	%Change
Operating Expense
Commission Expense	$65,361	$162,822	$(97,461)	(59.9)
Professional fees	18,034	53,000	$(34,966)	(66.0)
Depreciation expense	2,390	2,240	$150	6.7
Other operating expense	136,326	121,290	$15,036	12.4
Total	$222,111	$339,352	$(117,241)	(34.5)

Commission expense for the three months ended March 31, 2015 was $65,361 compared to $162,822 for the same period in 2014, a decrease of $97,461 or 59.9%. The lower commission is a direct result of lower sales, lower margins and the introduction of revised lower sales commission rates payable to our sales agents.

Professional fees decreased $34,966 or 66.0% during the three months ended March 31, 2015, as compared to the same period in 2014. The lower professional fees result from lower legal fees of $37,466, partially offset by higher advertising expense of $2,500.

Depreciation expenses increased $150 or 6.7% during the quarter ended March 31, 2015, as compared to the same period in 2014. Depreciation on a new refurbished delivery truck, account for the increase.

During the three months ended March 31, 2015, other operating expenses of $136,326 increased by $15,036 or 12.4% from the $121,290 for the same period in 2014. The higher other operating expenses resulted from higher insurance expense of $4,314, higher delivery truck maintenance of $7,267 and, higher Board related expenses of $4,250. The higher insurance represent life insurance cost for officers and automobile and liability coverage.

Loss from operations

Loss from operations for the quarter ended March 31, 2015 was $54,320 compared to income from operations of $59,763 during the same period in 2014. The loss resulted from lower revenue attributable to lower demand, and the $55,000 loss incurred from the sale of obsolete inventory sold as scrap. The loss from operations was partially offset by lower operating expenses of $117,241.

Other income and (expense)

Other income and expense for the quarter ended March 31, 2015, reflected a net expense of $27,802 as compared to a net expense of $8,508 for the quarter ended March 31, 2014, an increase of $19,294. The increase resulted from higher interest expense for the current period as a result of the consolidation of loans and non-interest bearing advances to a new $2,000,000 loan at a lower interest rate and, higher interest from increased borrowing under the outstanding bank line of credit.

Net Income or Loss

For the quarter ended March 31, 2015, net loss was $82,122 compared to net income of $51,255 for the quarter ended March 31, 2014. The loss resulted from lower income from operations of $114,083 and higher interest expense of $14,868. The loss from operations was the direct result of changes in our customer base and a $55,000 loss incurred from the sale of obsolete inventory sold as scrap in the current period.

Net earnings per common share

The net loss of $82,122 for the quarter ended March 31, 2015, as well as the net income of $51,255 for the quarter ended March 31, 2014, when divided by the number of common shares outstanding of 48,053,084 basic and diluted shares in both years resulted in a net loss per share of less than $0.01 in the current quarter and a negligible earnings per share of less than $0.01 for the quarter ended March 31, 2014.

Six Months Ended March 31, 2015 Compared To Six Months Ended March 31, 2014

Revenues from Operations

Revenue for the six months ended March 31, 2015 was $1,592,646 as compared to $2,104,447 for the same period in 2014, a decrease of $511,801 or 24.3%. The decrease in revenue is attributable to overall lower sales demand and changes in our customer base during the current period.

Cost of Goods Sold

During the six months ended March 31, 2015, the Company’s cost of goods sold was $1,307,412 as compared to cost of goods sold of $1,477,861 for the six months ended March 31, 2014, a decrease of $170,449 or 11.5%. The lower cost resulted from lower sales demand, partially based on poor weather condition, during the current period. As a percentage of sales, cost of goods increased from 70.2% in 2014 to 82.1% in 2015, the 11.9% increase is the direct result of the sale of scrap products during the current six month period.

Gross Profit

Gross profit for the period ended March 31, 2015 decreased as a percentage of revenue to 17.9% from 29.8% for the same period the prior year. The decrease in margin resulted from a $55,000 loss from the sale of obsolete inventory sold as scrap and some erosion in sales margins.

Operating Expenses

Operating expenses for the six months ended March 31, 2015 were $459,361 as compared to $616,893 for the six months ended March 31, 2014, a decrease of $157,532 or 25.5%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the six-month period.

	Six Months Ended
	3/31/2015	3/31/2014	$ Change	%Change
Operating Expense
Commission Expense	105,934	270,315	(164,381)	(60.8)
Professional fees	58,310	112,227	(53,917)	(48.0)
Depreciation expense	5,206	4,740	466	9.8
Other operating expense	289,911	229,611	60,300	26.3
Total	459,361	616,893	(157,532)	(25.5)

Commission expense for the six months ended March 31, 2015 was $105,934 compared to $270,315 for the same period in 2014, a decrease of $164,381 or 60.8%. The lower commission is a direct result of lower sales, lower margins and the introduction of revised lower sales commission rates payable to our sales agents.

Professional fees decreased $53,917 or 48.0% during the six months ended March 31, 2015, as compared to the same period in 2014. The lower professional fees result from lower legal fees of $64,203, partially offset by higher advertising expense of $1,036 and investor relations cost of $9,150 associated with the Company hiring a firm during the third quarter, 2014 to provide investor relation services.

Depreciation expenses increased $466 or 9.8% during the six months ended March 31, 2015, as compared to the same period in 2014. Depreciation on a new refurbished delivery truck, account for the increase.

During the six months ended March 31, 2015, other operating expenses of $289,911 increased by $60,300 or 26.3% from the $229,611 for the same period in 2014. The higher other operating expenses resulted from higher payroll cost of $12,278, higher insurance expense of $23,623, higher travel expense of $13,450, higher delivery truck maintenance of $5,174 and, higher expenses related to the Bag Rack operation of $5,863. The higher insurance expense represent life insurance cost for officers and automobile and liability coverage. The higher travel expense is associated with overseas travel by an officer and agent to meet with suppliers.

Loss from operations

Loss from operations for the six months ended March 31, 2015 was $174,127 compared to profit from operations of $9,693 during the same period in 2014. The loss resulted from lower revenue attributable to changes in our customer base, and a $55,000 loss incurred from the sale of obsolete inventory sold as scrap. The gross profit loss reflected in the loss from operation was partially offset by lower operating expenses of $157,532.

Other income and (expense)

The other income and expense category for the six months ended March 31, 2015, reflected a net expense of $53,278 as compared to a net income of $61,209 for the six months ended March 31, 2014, an income decrease of $114,487. The decrease resulted from a gain on an extinguishment of debt of $93,167 recorded in December 2013 and higher interest expense of $23.066 for the current six month period ended March 31, 2015. The interest increase resulted from the consolidation of loans and non-interest bearing advances to a new $2,000,000 loan at a lower interest rate and, higher interest from increased borrowing under the outstanding bank line of credit.

Net Income or Loss

For the six months ended March 31, 2015, the Company had a net loss of $227,405 compared to net income of $70,902 for the six months ended March 31, 2014. The loss resulted from lower income from operations of $183,820, higher interest expense of $23,066 and a $93,167 gain on an extinguishment of debt recorded in December, 2013. The lower income from operations was the direct result of changes in our customer base and a $55,000 loss incurred from the sale of obsolete inventory sold as scrap in the current period.

Net earnings per common share

The net loss of $227,405 for the six months ended March 31, 2015, as well as the net income of $70,902 for the six months ended March 31, 2015, when divided by the number of common shares outstanding of 48,053,084 basic and diluted shares in both years resulted in a net loss per share of less than $0.01 in the current six month period and a negligible earnings per share of less than $0.01 for the six months ended March 31, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) in operating, investing and financing activities:

	Six Months Ended
	3/31/2015	3/31/2014
Net cash used in operating activities	$(214,872)	$(147,266)
Cash flows provided (used) in investing activities	(2,843)	20,866
Cash flows provided (used) in financing activities	152,349	(48,050)
Net Increase (decrease) in cash	$(65,366)	$(174,450)

At March 31, 2015, we had cash and cash equivalents of $7,418 as compared to $72,784 at September 30, 2014, a decrease of $65,366 or 89.8%. The decrease in cash is the direct result of the net cash used for operating activities of $214,872 and $18,700 net repayment of stockholder/officer advances. The decrease in cash was partially offset by line of credit borrowing of $171,049 during the six months ended March 31, 2015.

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended March 31, 2015, was $214,872 compared to cash used in operations of $147,266 in 2014, a cash used increase of $67,606 or 45.9%.

The increase in cash used in operating activities is the direct result of the $227,405 net loss incurred by the Company for the six months ended March 31, 2015. The increase in cash used during the current period was partially offset by a working capital decrease of $7,327 and depreciation of $5,206.

Cash flow changes resulting from receivable and inventory increases of $105,579 and $89,141, respectively, during the six months period ended March 31, 2015 were offset by a $180,322 increase in accounts payable and a $20,658 increase in accrued liabilities. The increase in inventory is associated with inventory build-up related to the Bag Rack product. Higher sales toward the end of the current period account for the receivable balance increase and the higher accrual represents accrued interest on the Consolidated Note payable to a stockholder.

The $147,266 decrease in operating cash for the period ended March 31, 2014 resulted from the continued effort by the Company to increase the finished goods inventory by $327,016 from the prior year-end levels to meet projected increases in sales demand and an increase in accounts receivable of $478,047 resulting from increased sales. An accounts payable increase of $604,189 and accrued liabilities increase of $69,385 over the prior fiscal year end levels partially offset the increases in inventory and receivable.

A $93,167 legal service debt write-off recorded on December 31, 2013 accounts for the reported gain on extinguishment of debt. The gain from the reversal of the debt was recorded on a disputed debt the Company deems no longer payable.

Cash Flows Used in Investing Activities

Cash used in investing activities was $2,843 for the period ended March 31, 2015. During the current six month period, the Company capitalized $4,149 incurred in refurbishing a new truck used for product delivery. A $1,306 payment was received during the current quarter as a partial payment on the note receivable held by the Company arising from the sale of a previously owned oil lease.

Cash Provided by (Used in) Financing Activities

During the six months ended March 31, 2015, cash provided by financing activities was $152,349 compared to cash used by financing activities of $48,050 during the same period in 2014. During such periods, the Company repaid stockholder/officer advances of $36,000 and $55,000, respectively, and received stockholder advances of $17,300 and $6,950, respectively, reflecting a decreased reliance during the period on advances from Mr. Shrewsbury to fund operations. Also, the Company financed its operation during the six-months period ended March 31, 2015, by drawing-down $171,049 under its bank credit line.

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and matures on November 7, 2015. Interest on the line of credit is payable monthly and is calculated on the basis of a variable index. As of March 31, 2015 the Company had borrowed $719,549 under the line of credit. The current rate of interest under the loan is 3.25% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

On February 25, 2014 the Company and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of amounts due to Mr. Shrewsbury, including $1.062 million due under a Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012, $289,997 due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement a Secured Consolidated Note (“Consolidated Note”) for such amount. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum, principal and interest are repayable ten years from February 25, 2014, and it is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury.

During the six months ended December 31, 2014, the Company repaid $36,000 of advances due to Mr. Shrewsbury bringing the total outstanding advance balance to $24,637. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

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

As of March 31, 2015, the Company had cash and cash equivalents of $7,418 as compared to $72,784 as of September 30, 2014. The decrease in cash as of March 31, 2015, results from losses from operations of $227,405 partially offset by a drawdown on the Company’s line of credit of $171,049.

The Company’s accounts receivable were $608,196 as of March 31, 2015, as compared to $502,617 as of September 30, 2014, an increase of $105,579 or 21.0%. The higher receivables as of March 31, 2015 are the direct result of slower payment by a major customer.

Inventory was $2,851,676 as of March 31, 2015 as compared to $2,762,535 as of the year ended September 30, 2014, an increase of $89,141 or 3.2%. The higher inventory is attributable to inventory build-up of $125,653 of the Bag Rack product line, in anticipation of sales demand.

During the six-months ended March 31, 2015, our stockholders’ deficit increased from $14,380,202 to $14,607,607, an increase of $227,405 or 1.6%. Reported net loss due to lower sales for the six months ended March 31, 2015 accounts for the increase in stockholders’ deficit.

During the six months ended March 31, 2015, the Company’s net loss was $227,405 compared to a net income of $70,902 for the comparable period in 2014. The net loss can be directly attributed to an accounts reversal of prior period recorded debt of $93,167, which was deemed not payable by the Company recorded in the period ended December 31, 2013, a $55,000 loss on obsolete inventory sold as scrap and lower profits due to lower sales during the current period.

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

BANK LOAN

Under the terms of a business loan agreement, originally entered into on November 7, 2012, and as amended through August 26, 2014, the Company obtained a secured revolving line of credit in the amount of $750,000 from Town Square Bank. Interest on the loan is payable monthly in arrears. Interest under the loan is variable and is based upon Wall Street Journal Prime Rate. An event of default under the loan will occur if the Company fails to make any payment when due under the loan, it fails to comply with any term obligation, covenant or condition in the loan document or any other agreement between the bank and the Company, the Company defaults under any loan or similar agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan documents; a statement representation or warranty made by the Company in the loan documents is or becomes material false or misleading; the dissolution, termination or insolvency or occurrence of bankruptcy event with respect to the Company; commencement of foreclosure with regard to any property securing the loan, any of the preceding events occurs with respect to a loan guarantor; a 25% or more change in the ownership of the stock of the Company; a material adverse change in the financial condition of the Company; or the bank in good faith believes itself insecure. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and matures on November 7, 2015. Interest on the line of credit is payable monthly and is calculated on the basis of a variable index. The loan is guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company are subordinated to the bank loan including with regard to the Company’s inventory and assets. The loan agreement contains other customary covenants and provisions.

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

As of March 31, 2015, Mr. Shrewsbury had advanced an aggregate of $24,637 to the Company. The advances do not bear interest and are repayable upon demand.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of March 31, 2015 and September 30, 2014.

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

As of March 31, 2015, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $24,637. We have outstanding accounts payable of $1,234,878 and other accrued liabilities of $626,757, including $451,743 due to our CFO, Jose Fuentes, for services. Also, the Company owes $719,549 under a bank line of credit which is secured by the Company’s inventory and accounts receivable and which becomes due on November 7, 2015. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Although we reported net income for the nine months ended June 30, 2014, we have a history of net losses and cannot assure we will be profitable in the future. Any failure on our part to achieve profitability may cause us to reduce or eventually cease operations.

We had a net loss of $227,405 for the six months ended March 31, 2015 and net income of $70,902 for the same period in 2014. At March 31, 2015 and September 30, 2014, we had accumulated deficits of $14,607,607 and $14,380,202, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business and our recently acquired Bag Rack business. We may also require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs. In the past we have been able to raise financing from our CEO through notes and advances and a bank line of credit guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants are issuable over a four year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014 and July 1, 2014 and January 1, 2015, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. As of March 31, 2015, 100,000 warrants have expired leaving 200,000 warrants outstanding. The warrants will be issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following exhibits are filed or “furnished” herewith:

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed/ “Furnished” Herewith

10.1	Business Loan Agreement and exhibits, dated August 26, 2014, by and between registrant and Town Square Bank.			X

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X

32.2	Certification of Principal Financial Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

101.INS	XBRL Instance Document **			X

101.SCH	XBRL Taxonomy Extension Schema Document **			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **			X

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Dated: April 30, 2015		Dated: April 30, 2015

