Form 10-Q
period 2015-06-30
TX Holdings, Inc.
filed 2015-08-03
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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

On August 3, 2015, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC. FORM 10-Q

FOR THE QUARTER ENDED JUNE 30, 2015

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report as well as information relating to us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and other applicable law, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;
•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
•	statements about expected future sales trends for our products;
•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
•	other statements about our plans, objectives, expectations and intentions; and
•	other statements that are not historical fact.

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

PART 1- FINANCIAL INFORMATION

Item 1- Financial Statements

TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2015 and September 30, 2014

	Unaudited
	June 30,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$44,812	$72,784
Accounts receivable, net of allowance for doubtful accounts of $ 32,343 as of 6/30/15 and 9/30/14	504,839	502,617
Inventory	2,545,243	2,762,535
Commission advances	36,460	-
Note receivable-current	10,000	10,000
Other current assets	28,032	45,327
Total current assets	3,169,386	3,393,263

Property and equipment, net	67,441	72,530
Note receivable, less current portion	19,983	21,289
Other assets	500	-

Total Assets	$3,257,310	$3,487,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$643,497	$606,099
Accounts payable	898,355	1,054,556
Advances from stockholder/officer	71,637	43,337
Bank-line of credit	719,549	548,500
Total current liabilities	2,333,038	2,252,492

Note payable to a stockholder	2,000,000	2,000,000
Total Liabilities	4,333,038	4,252,492

Commitments and contingencies

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at June 30, 2015 and September 30, 2014	9,293,810	9,293,810
Additional paid-in capital	4,320,982	4,320,982
Accumulated deficit	(14,690,520)	(14,380,202)
Total stockholders’ deficit	(1,075,728)	(765,410)
Total Liabilities and Stockholders’ Deficit	$3,257,310	$3,487,082

The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three and Nine Months Ended June 30, 2015 and 2014

	Unaudited
	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2015	2014	2015	2014

Revenue	$636,388	$1,236,267	$2,229,033	$3,340,715

Cost of goods sold	503,301	954,499	1,810,712	2,432,360

Gross profit	133,087	281,768	418,321	908,355

Operating expenses, except items shown separately below:	116,356	140,717	406,268	371,871
Commission expense	52,553	109,144	158,486	379,460
Professional fees	14,201	30,386	72,511	141,070
Depreciation expense	4,032	2,699	9,238	7,439
Total operating expenses	187,142	282,946	646,503	899,840

Income (loss) from operations	(54,055)	(1,178)	(228,182)	8,515

Other income and (expense):
Legal Settlement	-	374,025	-	374,025
Gain on extinguishment of accounts payable	-	-	-	93,167
Gain on sale of property and equipment	-	-	-	10,807
Bad debt expense	-	(18,350)		(18,350)
Other income	2,952	-	15,505	-
Interest expense	(31,810)	(28,288)	(97,641)	(71,054)

Total other income and (expenses), net	(28,858)	327,387	(82,136)	388,595

Income (loss) before provision for income taxes	$(82,913)	$326,209	$(310,318)	$397,110

Provision for income taxes	-	133,745	-	162,815
Utilization of net operating loss carry forward	-	(133,745)	-	(162,815)

Net income (loss)	$(82,913)	$326,209	$(310,318)	$397,110

Net earnings (loss) per common share
Basic and Diluted	$0.00	$0.01	$(0.01)	$0.01

Weighted average of common shares outstanding-
Basic	48,053,084	48,053,084	48,053,084	48,053,084
Diluted	48,053,084	48,053,084	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements

TX HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER’S DEFICIT (UNAUDITED)
For the Nine Months Ended June 30, 2015

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at
September 30, 2014	-	$-	48,053,084	$9,293,810	$4,320,982	$(14,380,202)	$(765,410)

Net Loss	-	-	-	-	-	(310,318)	(310,318)

Balance at
June 30, 2015	-	$-	48,053,084	$9,293,810	$4,320,982	$(14,690,520)	$(1,075,728)

The accompanying notes are an integral part of the consolidated finanical statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2015 and 2014

	(Unaudited)	(Unaudited)
	June 30,	June 30,
	2015	2014
Cash flows provided by (used in) operating activities:
Net income (loss)	$(310,318)	$397,110
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	9,238	7,439
Bad debt reserve	-	18,350
Fair value of warrants issued to an officer	-	14,971
Gain on extinguishment of accounts payable	-	(93,167)
Gain on sale of property and equipment	-	(10,807)
Changes in operating assets and liabilities:
Inventory	217,292	(459,867)
Commission advances	(36,460)	3,546
Accounts receivable	(2,222)	(251,388)
Other current assets	17,295	(14,515)
Accrued liabilities	31,398	38,626
Accounts payable	(156,201)	409,644
Other assets	(500)	200
Stockholder/officer advances for operations	6,000	18,000
Net cash provided by (used in) operating activities	(224,478)	78,142

Cash flows used in investing activities:
Note receivable	1,306	2,866
Purchase of equipment	(4,149)	(38,809)
Proceeds received on sale of equipment	-	18,000
Net cash used in investing activities	(2,843)	(17,943)

Cash flows provided by (used in) financing activities:
Proceeds from bank line of credit	171,049	-
Proceeds from stockholder/officer advances	64,300	24,450
Repayment of stockholder/officer advances	(36,000)	(110,850)
Net cash provided by (used in) financing activities	199,349	(86,400)

Decrease in cash and cash equivalents	(27,972)	(26,201)
Cash and cash equivalents at beginning of period	72,784	175,028

Cash and cash equivalents at end of period	$44,812	$148,827

Non-cash investing and financing activities:
Accrued interest exchanged for notes payable to a stockholder	$-	$262,157
Advances from stockholder exchanged for notes payable to stockholder	$-	$385,846

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

These consolidated financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s September 30, 2014 Annual Report on Form 10-K. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2015.

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

OVERVIEW OF BUSINESS

The Company is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies, rail and rail material directly and through other suppliers to the United States’ coal mining industry for use in their production and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky. In addition, on November 21, 2014, and with a view to diversifying its business, the Company acquired all of the membership interest in The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack,” and is in the preliminary stages of distributing and selling the new product. The Bag Rack is a unique device that enable bags with handles to be stored in the trunk of a car preventing the bags from tipping over and causing spillage. The Company expects to market and sell the new product online, through distributors, and through certain national retailers and discount stores. See Note 2.

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

NOTE 2 –ACQUISITIONS

On November 21, 2014, the Company acquired 100% ownership of The Bag Rack, LLC, a Kentucky limited liability company owned 50% by the Company’s CEO and major stockholder. The acquired company had been recently established and was in the process of initiating the development and distribution of “The Bag Rack”, a unique patent pending device which enables bags with handles to be stored in the trunk of a car neatly and preventing content spillage. The transaction was completed with the Company paying a purchase price of $500.

The Bag Rack, LLC acquired all rights to the product shortly prior to the acquisition transaction. Since its formation and at the date of acquisition, the acquired company held no assets or liabilities other than rights to the product which were valued at $500 as they pertained to a new unproven product. In addition, the Company agreed to pay 20% of the net profit for each product sold to a customer by The Bag Rack LLC to the former pending patent holder and 20% of the net income, after payment to the former pending patent holder, to each former member of The Bag Rack, LLC. The payments to the former pending patent holder and prior members of The Bag Rack LLC will be in perpetuity.

NOTE 3 – STOCKHOLDERS’ DEFICIT

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin is expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of June 30, 2015 Mr. Chafin has 200,000 warrants outstanding and unexercised and 100,000 warrants have expired pursuant to the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of June 30, 2015, Mr. Shrewsbury had an outstanding advance to the Company of $71,637. The advance bears no interest and is due on demand.

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

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the parties agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of June 30, 2015, the Company has made lease payments, since the beginning of the lease, in the amount of $66,000 and has an outstanding payable on the lease to Mr. Shrewsbury in the amount of $6,000.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months and nine months ended June 30, 2015 and 2014, such trucking company was paid $12,362 and $30,122 and $21,780 and $65,607, respectively, for such trucking services.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three and nine months ended June 30, 2015 and 2014 the commissions’ amounts were $1,027 and $5,823 and $1,767 and $7,800, respectively.

ADVANCES FROM STOCKHOLDER/OFFICER

As of June 30, 2015 and September 30, 2014 advances from stockholder/officer were $71,637 and $43,337, respectively. The advances do not bear interest and are repayable upon demand.

NOTE 5 – BANK-LINE OF CREDIT

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and matures on November 7, 2015. Interest on the line of credit is payable monthly and is calculated on the basis of a prime rate variable index. As of June 30, 2015 the Company had borrowed $719,549 under the line of credit. The current rate of interest under the loan is 3.25% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

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

This discussion and analysis of our financial condition and results of operations is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition and contingencies. We base our estimates on historical experience, where available, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

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

Please refer to and carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2014, and Part II, Item 1A – Risk Factors in this report.

Overview

The Company is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies, rail and rail material directly and through other suppliers to the United States’ coal mining industry for use in their production and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky.

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

Revenue for the three months ended June 30, 2015, was $636,388 as compared to $1,236,267 for the same period in 2014, a decrease of approximately 49%.

During the three months ended June 30, 2015, we had a net loss of $82,913 as compared to net income of $326,209 for the same period in 2014.

At June 30, 2015, cash and cash equivalents were $44,812 compared to $72,784 at September 30, 2014.

Net cash used in operating activities was $224,478 during the nine months ended June 30, 2015. Net cash provided by operating activities during the same nine month period in 2014 was $78,142.

Cash flow used in investing activities for the nine months ended June 30, 2015 was $2,843. Cash flow used in investing activities during the nine months period ended June 30, 2014 was $17,943.

During the nine months ended June 30, 2015, net cash provided by financing activities was $199,349 due to the Company’s $171,049 drawdown from its line of credit. Cash flows used by financing activities during the same nine month period in 2014 were $86,400 resulting from an advances repayment by the Company of $110,850 to a stockholder/officer.

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, the Company and Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and the Company issued in exchange a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”). The principal and interest thereunder is due ten years from the date of issuance, the principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. As of June 30, 2015, Mr. Shrewsbury had also provided non-interest bearing advances to the Company of $71,637.

In November, 2012, the Company obtained a bank line of credit in the amount of $250,000 which was subsequently increased to $750,000. The line of credit is secured by a lien on the Company’s inventory and account receivable and guaranteed by Mr. Shrewsbury. As of June 30, 2015, $719,549 had been drawn upon by the Company.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2015 Compared To Three Months Ended June 30, 2014

Revenues from Operations

Revenue for the three months ended June 30, 2015 was $636,388 as compared to $1,236,267 for the same period in 2014, a decrease of $599,879 or 48.5%. The decrease in revenue is attributable to overall lower sales demand during the current period.

Cost of Goods Sold

During the quarter ended June 30, 2015, the Company’s cost of goods sold was $503,301 as compared to cost of goods sold of $954,499 for the quarter ended June 30, 2014, a decrease of $451,198 or 47.3%. The lower cost resulted from lower sales demand during the current period. As a percentage of sales, cost of goods sold increased from 77.2% in 2014 to79.1% during the current period, the 1.9% increase is the direct result of higher cost product mix sold during the current quarter.

Gross Profit

Gross profit for the period ended June 30, 2015 decreased as a percentage of revenue to 20.9% from 22.8% for the same period of the prior year. The decrease in margin resulted from higher cost product mix and some erosion in sales margins due to lower prices to meet competition.

Operating Expenses

Operating expenses for the three months ended June 30, 2015 were $187,142 as compared to $282,946 for the three months ended June 30, 2014, a decrease of $95,804 or 33.9%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	6/30/2015	6/30/2014	$ Change	% Change
Operating Expense
Commission Expense	$52,553	$109,144	$(56,591)	(51.8)
Professional fees	14,201	30,386	$(16,185)	(53.3)
Depreciation expense	4,032	2,699	$1,333	49.4
Other operating expense	116,356	140,717	$(24,361)	(17.3)
Total	$187,142	$282,946	$(95,804)	(33.9)

Commission expense for the three months ended June 30, 2015 was $52,553 compared to $109,144 for the same period in 2014, a decrease of $56,591 or 51.8%. The lower commission is a direct result of lower sales, lower margins and the introduction of revised lower sales commission rates payable to our sales agents.

Professional fees decreased $16,185 or 53.3% during the three months ended June 30, 2015, as compared to the same period in 2014. The lower professional fees result from lower legal fees of $17,185 and lower investor relations cost of $4,000 partially offset by higher advertising expense of $5,000.

Depreciation expenses increased $1,333 or 49.4% during the quarter ended June 30, 2015, as compared to the same period in 2014. Depreciation on a new refurbished delivery truck, account for the increase.

During the three months ended June 30, 2015, other operating expenses of $116,356 decreased by $24,361 or 17.3% from the $140,717 for the same period in 2014. The lower other operating expenses resulted from $14,971 stock based compensation recorded in 2014 and, lower travel expense and operating expense in the current period of $5,530 and $1,967, respectively.

Loss from operations

Loss from operations for the quarter ended June 30, 2015 was $54,055 compared to loss from operations of $1,178 during the same period in 2014. The loss resulted from lower revenue attributable to lower sales demand. The loss from operations was partially offset by lower operating expenses of $95,804.

Other income and (expense)

Other income and expense for the three months ended June 30, 2015, reflected a net expense of $28,858 as compared to other net income of $327,387 for the quarter ended June 30, 2014, a decrease of $356,245. The decrease resulted from a favorable $374,025 legal settlement recorded in 2014 partially offset by bad debt expense of $18,350 also recorded in 2014.

Net Income or Loss

For the quarter ended June 30, 2015, net loss was $82,913 compared to net income of $326,209 for the quarter ended June 30, 2014. The loss resulted from increased loss from operations of $52,877 when compared to the same period in 2014 and, a favorable $374,025 legal settlement recorded in 2014. The loss from operations was the direct result of lower sales demand during the current period.

Net earnings (loss) per common share

The net loss of $82,913 for the quarter ended June 30, 2015, as well as the net income of $326,209 for the quarter ended June 30, 2014, when divided by the number of common shares outstanding of 48,053,084 basic and diluted shares in both years resulted in a net loss per share of less than $0.01 in the current quarter and a $0.01 earnings per share for the quarter ended June 30, 2014.

Nine Months Ended June 30, 2015 Compared To Nine Months Ended June 30, 2014

Revenues from Operations

Revenue for the nine months ended June 30, 2015 was $2,229,033 as compared to $3,340,715 for the same period in 2014, a decrease of $1,111,682 or 33.3%. The decrease in revenue is attributable to overall lower sales demand and changes in our customer base during the current period.

Cost of Goods Sold

During the nine months ended June 30, 2015, the Company’s cost of goods sold was $1,810,712 as compared to cost of goods sold of $2,432,360 for the nine months ended June 30, 2014, a decrease of $621,648 or 25.6%. The lower cost resulted from lower sales demand. As a percentage of sales, cost of goods increased from 72.8% in 2014 to 81.2% in 2015, the 8.4% increase is the direct result of the sale of scrap products during the current nine month period.

Gross Profit

Gross profit for the period ended June 30, 2015 decreased as a percentage of revenue to 18.89% from 27.2% for the same period the prior year. The decrease in margin resulted from a $55,000 loss from the sale of obsolete inventory sold as scrap and some erosion in sales margins due to lower prices to meet competition.

Operating Expenses

Operating expenses for the nine months ended June 30, 2015 were $646,503 as compared to $899,840 for the nine months ended June 30, 2014, a decrease of $253,337 or 28.2%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the nine-month period.

	Nine Months Ended
	6/30/2015	6/30/2014	$ Change	% Change
Operating Expense
Commission Expense	158,486	379,460	(220,974)	(58.2)
Professional fees	72,511	141,070	(68,559)	(48.6)
Depreciation expense	9,238	7,439	1,799	24.2
Other operating expense	406,268	371,871	34,397	9.3
Total	646,503	899,840	(253,337)	(28.2)

Commission expense for the nine months ended June 30, 2015 was $158,486 compared to $379,460 for the same period in 2014, a decrease of $220,974 or 58.2%. The lower commission is a direct result of lower sales, lower margins and the introduction of revised lower sales commission rates payable to our sales agents.

Professional fees decreased $68,559 or 48.6% during the nine months ended June 30, 2015, as compared to the same period in 2014. The lower professional fees result from lower legal fees of $81,388, partially offset by higher advertising expense of $6,136 and investor relations cost of $5,150 associated with the Company hiring a firm during the third quarter, 2014 to provide investor relation services.

Depreciation expenses increased $1,799 or 24.2% during the nine months ended June 30, 2015, as compared to the same period in 2014. Depreciation on a new refurbished delivery truck, account for the increase.

During the nine months ended June 30, 2015, other operating expenses of $406,268 increased by $34,397 or 9.2% from the $371,871 for the same period in 2014. The higher other operating expenses resulted from higher insurance expense of $14,462, higher travel expense of $8,645, higher delivery truck maintenance of $5,138 and, higher expenses related to the Bag Rack operation of $5,648. The higher insurance expense represent life insurance cost for officers and automobile and liability coverage. The higher travel expense is associated with overseas travel by an officer and agent to meet with suppliers.

Loss from operations

Loss from operations for the nine months ended June 30, 2015 was $228,182 compared to profit from operations of $8,515 during the same period in 2014. The loss resulted from lower revenue attributable to changes in our customer base, and a $55,000 loss incurred from the sale of obsolete inventory sold as scrap. The gross profit loss reflected in the loss from operation was partially offset by lower operating expenses of $253,337.

Other income and (expense)

Other income and expense for the nine months ended June 30, 2015, reflected a net expense of $82,136 as compared to net income of $388,595 for the nine months ended June 30, 2014, a decrease of $470,731. The decrease resulted from a $374,025 favorable legal settlement and a gain on an extinguishment of debt of $93,167 recorded in 2014 and higher interest expense for the current nine month period ended June 30, 2015 account for an additional negative variance of $26,587 over the same period the prior year. Interest expense increased as a result of the consolidation of loans and non-interest bearing advances in the aggregate amount of $2,000,000 and, higher interest from increased borrowing under the outstanding bank line of credit.

Net Income or Loss

For the nine months ended June 30, 2015, the Company had a net loss of $310,318 compared to net income of $397,110 for the nine months ended June 30, 2014. The loss resulted from lower income from operations of $236,697, higher interest expense of $26,587, a favorable $374,025 legal settlement and a $93,167 gain on an extinguishment of debt recorded in the 2014 fiscal year. The lower income from operations was the direct result of changes in our customer base and a $55,000 loss incurred from the sale of obsolete inventory sold as scrap in the current period.

Net earnings per common share

The net loss of $310,318 for the nine months ended June 30, 2015, as well as the net income of $397,110 for the nine months ended June 30, 2014, when divided by the number of common shares outstanding of 48,053,084 basic and diluted shares in both years resulted in a net loss per share of $0.01 in the current nine month period and a $0.01 earning per share for the nine months ended June 30, 2014.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) in operating, investing and financing activities:

	Nine Months Ended
	6/30/2015	6/30/2014
Net cash provided by (used in) operating activities	$(224,478)	$78,142
Net cash used in investing activities	(2,843)	(17,943)
Net cash provided by (used in) financing activities	199,349	(86,400)
Decrease in cash	$(27,972)	$(26,201)

At June 30, 2015, we had cash and cash equivalents of $44,812 as compared to $72,784 at September 30, 2014, a decrease of $27,972 or 38.4%. The decrease in cash is the direct result of the net cash used for operating activities of $224,478. The decrease in cash was partially offset by line of credit borrowing of $171,049 and stockholder/officer net advances of $28,300 during the nine months ended June 30, 2015.

Cash Flows Provided by (Used in) Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2015, was $224,478 compared to cash provided by operations of $78,142 in 2014, an increase of $302,620.

During 2014, the Company received $374,025 (included in other income) from the favorable settlement of a legal matter and had net income of $397,110.

During the nine months ended June 30, 2015 the Company incurred a net loss of $310,318.

The increase in cash used during the current period was partially offset by a working capital decrease of $71, 102 and depreciation of $9,238.

A decrease in inventory of $217,292 and an increase in accrued liabilities of $31,398, during the nine months period ended June 30, 2015 were offset by a $156,201 decrease in accounts payable and a $36,460 increase in sales commission advances. The decrease in inventory is associated with inventory reduction to meet lower sales demand. The higher accrual represents accrued interest on the Consolidated Note payable to a stockholder.

During the same period in 2014, a $93,167 legal service debt write-off recorded on December 31, 2013 accounts for the reported gain on extinguishment of debt. The gain from the reversal of the debt was recorded on a disputed debt the Company deems no longer payable.

Cash Flows Used in Investing Activities

Cash used in investing activities was $2,843 for the period ended June 30, 2015. During the current nine month period, the Company capitalized $4,149 incurred in refurbishing a new truck used for product delivery. A $1,306 payment was received during the current quarter as a partial payment on the note receivable held by the Company arising from the sale of a previously owned oil lease.

Cash Provided by (Used in) Financing Activities

During the nine months ended June 30, 2015, cash provided by financing activities was $199,349 compared to cash used by financing activities of $86,400 during the same period in 2014. During such periods, the Company repaid stockholder/officer advances of $36,000 and $110,850, respectively, and received stockholder advances of $64,300 and $24,450, respectively, As a result of operating losses during the current period, the Company has increased reliance on advances from Mr. Shrewsbury to fund operations. Also, the Company financed its operation during the nine-months period ended June 30, 2015, by drawing-down $171,049 under its bank credit line.

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and matures on November 7, 2015. Interest on the line of credit is payable monthly and is calculated on the basis of a variable index. As of June 30, 2015 the Company had borrowed $719,549 under the line of credit. The current rate of interest under the loan is 3.25% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

On February 25, 2014 the Company and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of amounts due to Mr. Shrewsbury, including $1.062 million due under a Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012, $289,997 due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement a Secured Consolidated Note (“Consolidated Note”) for such amount. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum, principal and interest are repayable ten years from February 25, 2014, and it is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury

During the nine months ended June 30, 2015, the Company received $64,300 cash advance from Mr. Shrewsbury and repaid $36,000, bringing the total outstanding advance balance to $71,637. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Financial Condition and Going Concern Uncertainties

Except for the consolidated six consecutive quarters ended June 30, 2014, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank line of credit in connection with the development and expansion of its business. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the success of our future operations.

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

As of June 30, 2015, the Company had cash and cash equivalents of $44,812 as compared to $72,784 as of September 30, 2014. The decrease in cash as of June 30, 2015, results from losses from operations of $310,318 partially offset by a drawdown on the Company’s line of credit of $171,049, a decrease in working capital of $71,102, primarily due to lower inventory , a $28,300 net increase in advances from Mr. Shrewsbury and an increase in depreciation expense of $9,238.

The Company’s accounts receivable were $504,839 as of June 30, 2015, as compared to $502,617 as of September 30, 2014, an increase of $2,222 or 0.4%. The higher receivables as of June 30, 2015 are the direct result of slower payment by a major customer.

Inventory was $2,545,243 as of June 30, 2015 as compared to $2,762,535 as of the year ended September 30, 2014, a decrease of $217,292 or 7.9%. The lower inventory is attributable to inventory reduction to meet lower sales demand.

During the nine-months ended June 30, 2015, our stockholders’ deficit increased from $14,380,202 to $14,690,520, an increase of $310,318 or 2.1%. Reported net loss due to lower sales for the nine months ended June 30, 2015 accounts for the increase in stockholders’ deficit.

During the nine months ended June 30, 2015, the Company’s net loss was $310,318 compared to a net income of $397,110 for the comparable period in 2014. The net loss variance can be directly attributed to a $374,025 favorable legal settlement and, accounts reversal of prior period recorded debt of $93,167, which was deemed not payable by the Company recorded in the prior period ended June 30, 2014. A $55,000 loss on obsolete inventory sold as scrap and lower profits due to lower sales during the current period account for the remaining loss variance.

Currently, in addition to funds utilized to purchase inventory, the Company is spending between $100,000 and $120,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, the loans and advances provided by Mr. Shrewsbury and the line of credit provided by the bank to be sufficient to fund the Company operations during the next 12 months. The Company expects to extend the term of the loan from the bank which is due to mature on November 7, 2015.

The Company continues to rely substantially upon financings provided by Mr. Shrewsbury and a bank loan to fund its operations. The terms of such financings are discussed below.

BANK LOAN

Under the terms of a business loan agreement, originally entered into on November 7, 2012, and as amended through August 26, 2014, the Company obtained a secured revolving line of credit in the amount of $750,000 from Town Square Bank. Interest on the loan is payable monthly in arrears. Interest under the loan is variable and is based upon Wall Street Journal Prime Rate. An event of default under the loan will occur if or upon the occurrence of any of the following events:

•	the Company fails to make any payment when due under the loan;
•	The Company fails to comply with any term obligation, covenant or condition in the loan document or any other agreement between the bank and the Company:
•	the Company defaults under any loan or similar agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan documents;
•	a statement representation or warranty made by the Company in the loan documents is or becomes material false or misleading;
•	the dissolution, termination or insolvency or occurrence of bankruptcy event with respect to the Company;
•	the commencement of foreclosure with regard to any property securing the loan;
•	any of the preceding events occurs with respect to a loan guarantor;
•	a 25% or more change in the ownership of the stock of the Company;
•	a material adverse change in the financial condition of the Company ; or
•	the bank in good faith believes itself insecure.

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

An event of default will occur under the Consolidated Note upon:

•	the Company failure to pay when due any principal or interest under the Consolidated Note;
•	the violation by the Company of any covenant or agreement contained in the Consolidated Note, the Exchange Agreement or related transaction documents;
•	an assignment for the benefit of creditors by the Company;
•	the application for the appointment of a receiver or liquidator for the Company or for property of the Company;
•	the filing of a petition in bankruptcy by or against the Company;
•	the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000;
•	a default by the Company with respect to any other indebtedness or with respect to any installment debt whether or not owing to Mr. Shrewsbury;
•	the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company;
•	the termination of existence or the dissolution of the Company;
•	the death of Mr. Shrewsbury; or the failure to pay when due any premium under the key man policy required to be purchased on the life of Mr. Shrewsbury under the Exchange Agreement.

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

As of June 30, 2015, Mr. Shrewsbury had advanced an aggregate of $71,637 to the Company. The advances do not bear interest and are repayable upon demand. As of June 30, 2015, the Company also has a payable of $6,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of June 30, 2015 and September 30, 2014.

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

As of June 30, 2015, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $71,637. We have outstanding accounts payable of $898,355 and other accrued liabilities of $643,397, including $451,743 due to our CFO, Jose Fuentes, for services. Also, the Company owes $719,549 under a bank line of credit which is secured by the Company’s inventory and accounts receivable and which becomes due on November 7, 2015. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Although we reported net income for the nine months ended June 30, 2014, we have a history of net losses and cannot assure we will be profitable in the future. Any failure on the part of the Company, due to industry conditions, which will prevent us from achieving profitability may cause us to reduce or eventually cease operations.

We had a net loss of $310,318 for the nine months ended June 30, 2015 and net income of $397,110 for the same period in 2014. At June 30, 2015 and September 30, 2014, we had accumulated deficits of $14,690,520 and $14,380,202, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business and our recently acquired Bag Rack business. We may also require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs. In the past we have been able to raise financing from our CEO through notes and advances and a bank line of credit guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants are issuable over a four year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014 and July 1, 2014 and January 1, 2015, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. As of June 30, 2015, 100,000 warrants have expired leaving 200,000 warrants outstanding. The warrants will be issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

	Dated: August 3, 2015		Dated: August 3, 2015

