Form 10-K
period 2015-09-30
TX Holdings, Inc.
filed 2015-12-29
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

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

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Securities Exchange Act. Yes ☐ No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.       Yes ☒  No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.        ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See the definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the average bid and asked prices for the Common Stock on June 30, 2015, the last business day of the registrant’s most recently completed third fiscal quarter as reported on the OTC Markets Group, Inc.’s OTCQB was approximately $1,385,281.

As of December 29, 2015, the number of shares of the registrant’s common stock outstanding was 48,053,084.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K as well as information related to us contains forward-looking statements within the meaning of Section 27A of the Securities act of 1933, as amended (“Securities Act”), and Section 21E of the Securities and Exchange Act as amended (“Exchange Act”), and other applicable law, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	cyclical economic conditions affecting the coal mining industry and competitive pressures and changes affecting the coal mining industry, including demand for coal;
•	general economic conditions , including those affecting the domestic and global coal mining industry generally;
•	changes in environmental laws and regulations or their interpretation and enforcement as they affect the mining industry and, in particular, the coal mining industry.
•	Our ability to generate cash from operations, obtain funding on favorable terms and manage our liqidity needs;
•	Challenges arising from acquisitions or our development and marketing of new products;
•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;
•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
•	statements about expected future sales trends for our products;
•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
•	other statements about our plans, objectives, expectations and intentions;
•	and other statements that are not historical fact.

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

2

We obtained certain statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information prepared by third parties. While we believe such data is reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information.

3

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2015

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

PART I

ITEM 1. BUSINESS

Introduction

TX Holdings, Inc., a Georgia corporation (“TX Holdings,” the “Company,” “we,” “our,” or “us”), is a supplier and distributor of drill bits, related tools and other mining supplies and rail products directly and through other suppliers to United States’ coal mining companies and operators for use in their extraction and transportation processes.

Our products are supplied to us by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky.

We were incorporated in the State of Georgia on May 15, 2000.

Our web site address is www.txholdings.com. Information contained on our web site is not part of this Annual Report on Form 10-K or our other filings with the Securities and Exchange Commission (“SEC”).

Recent Financing Activities

Since November 2011, Mr. Shrewsbury, our CEO, has provided financing to us in the form of notes, and advances that, in addition to a bank line of credit, we have relied upon to fund and expand our business operations. On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate and restructure $2,000,000 of this indebtedness, including the principal due under a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note has been secured by the Company by the death benefit proceeds of a $2 million key man term life insurance policy purchased by the Company on the life of Mr. Shrewsbury and that has been assigned to Mr. Shrewsbury. In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the foregoing indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable for a period of three years commencing April 1, 2014. The options at exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation, merger, or sale of all or substantially all of the assets.

As of September 30, 2015, Mr. Shrewsbury had advanced to the Company an additional $124,637 which is not interest bearing.

During fiscal 2015 and through December 3, 2015, we continued to maintain a $750,000 line of credit with a bank. The line of credit was secured by a priority security interest in our inventory, and accounts receivable and matured on November 7, 2015. Interest on the line of credit was payable monthly and was calculated on the basis of a variable index. As of September 30, 2015, we had borrowed $712,449 under the line of credit. The rate of interest under the loan was 3.25% per annum. Principal, interest and collection costs under the loan were guaranteed by Mr. Shrewsbury. On December 3, 2015, we obtained a new term loan from the bank in the amount of $711,376. We utilized the proceeds of the new loan to repay the line of credit. The new loan is for a term of five year and matures on December 3, 2020. During the term of the loan, we have agreed to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in our inventory and accounts receivable and is guaranteed by our CEO.

The Consolidated Note and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

Our Business

Background

Mining and Rail Supplies

We supply and distribute rail products including rail, switches, ties and related products, and drill bits, augurs, related tools and mining supplies to U.S. coal mine operators and distributors primarily located in Ohio, Pennsylvania, Kentucky and West Virginia.

The U.S. coal production has decreased in recent years due in part to the retirement of U.S. coal-fired electricity generators, increased environmental regulation and related compliance costs on the part of coal mining companies, the increase use of natural gas generators and the availability of relative inexpensive natural gas, a modest demand growth for electricity, and reduced demand for coal abroad, including China. The U.S. coal industry produced approximately 984 million short tons of coal in 2013 (as compared to 1.016 billion in 2012) from coal mining operations. The average price of coal per short ton in 2013 was $37.24 (as compared to $39.95 in 2012). (See, U.S. Energy Information Administration, Annual Coal Report 2013, http://www.eia.gov/coal/annual/pdf/acr.pdf.)

In the U.S., coal is produced from mines located in approximately 25 states. The principal coal producing states are Wyoming, West Virginia, Kentucky, Illinois and Texas. Coal is used to generate approximately 39% of the electricity in the U.S., but is also used for coke production and for certain industrial applications, such as cement making.

As of 2013, there were approximately 1,061 active coal producing mines in the U.S. ( as compared to1,207 in 2012), and approximately 700 coal producers, of which the top 4 coal producers accounted for approximately 54.5% of the total U.S. coal production. (See U.S. Energy Information Administration, Annual Coal Report 2013, http://www.eia.gov/coal/annual/pdf/acr.pdf.)

Recent Development

In November 2014, and with a view to diversifying our business, we acquired The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack,” a device that enables bags with handles to be stored efficiently in a car preventing the bags from tipping over and causing spillage. We are in the preliminary stages of developing the new product. We expect to market and sell the new product online, through broadcast shopping networks, and other distribution outlets, and through certain national retailers and discount stores. During fiscal 2015, we did not generate any revenue from the sale of the product and there can be no assurance we will be able to generate any revenue from this new product.

Principal Products

Drilling Products

We distribute and sell drill steel mining products for use in the coal mining industry, including:

•	drill steel, used for drilling holes for bolts supporting mine ceilings;
•	drill bit products and accessories, used for hard and soft rock mining operations;
•	tungsten carbide drill bits and augurs, and
•	related accessories and tools.

Rail Products

We distribute and sell rail products used by the coal industry in its mine transportation operations, including:

•	tee rails, used for railroad tracks for the transportation of coal by coal mine operators;
•	steel ties for securing rail;
•	switches, and
•	related accessories and tools.

Cyclicality

Changes in economic conditions affecting the global and domestic mining industry can occur abruptly and unpredictably, which may have significant effects on our sales. Cyclicality is driven, primarily, by price volatility of coal, as well as product life cycles, competitive pressures and other economic factors affecting the mining industry, such as company consolidations and mergers, bankruptcies, increased regulation of the coal mining or electrical utility industry, and competition affecting demand for coal, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling prices for coal have in the past, and may in the future, lead to reduced production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines, and are likely to lead to a decrease in demand for our mining supplies and rail products. Conversely, rising coal prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity typically leads to an increase in demand for our mining supplies and rail products.

Seasonality

Our business is subject to moderate seasonality, with the second quarter of our fiscal year (January to March), generally experiencing higher sales than the first, third or fourth quarters of our fiscal year.

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

Customers

We distribute and sell our mining supplies and rail products principally to certain coal mining companies located in Ohio, Pennsylvania, Kentucky and West Virginia and certain distributors. Our customers include both large and small mining companies and operators. During the year ended September 30, 2015, one customer accounted for approximately 23% of our revenues (21% in 2014), one customer accounted for approximately 16% of our revenues (14% in 2014), two customers accounted for approximately 10% of our revenues (0% in 2014) and one customer accounted for 9% of our revenues (0% in 20140. The loss of any one or more of these customers could have a material adverse effect on our business and financial condition. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers.

Competitive Business Conditions

We compete with large and small manufacturers and suppliers of drill bits and other cutting tools and related products to the U.S. coal mining industry. We compete with several manufacturers and distributors of mine rail and related products. Many of our competitors are large manufacturers or distributors or divisions of large companies, however, our industry remains relatively fragmented with several hundred fabricators and toolmakers. Many of these competitors have substantially greater financial, technical and marketing resources, larger customer bases, longer operating histories, greater name recognition, and more established relationships in the industry than we have. We believe we compete on the basis of the reliability, quality and performance of our products, competitive pricing, prompt delivery and good customer service and support.

Patents and Proprietary Rights

In connection with our mining and rail supplies business, we rely on a combination of common law trademark, service mark, copyright and trade secret law to establish and protect our proprietary rights and promote our reputation and the growth of our business. We do not own any patents with regard to our rail or mining products that would prevent or inhibit our competitors from using our products or entering our market, although we may seek such protection in the future.

We do not require our employees, consultants and independent contractors to enter into agreements containing non-disclosure, non-competition and non-solicitation restrictions and covenants, accordingly, we rely only upon common law protections to prevent misappropriation of our proprietary rights or to deter independent third-party development of products similar to the products we distribute and sell. We have agreed with one of our sales agents not to solicit its customers for a period of 12 months following the termination of our agreement with such sales agent.

Governmental Regulation

We are unaware of and do not anticipate having to expend significant resources to comply with any governmental regulation of the distribution of mining supplies and rail products. We are subject to the laws and regulations of those jurisdictions in which we sell our products, which are generally applicable to business operations, such as business licensing requirements, income taxes and payroll taxes. In general, the development and operation of our business is not subject to special regulatory and/or supervisory requirements. We do not believe our current business is subject to any environmental or similar laws. However, we may become subject to product liability claims related to the products we distribute and sell.

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

CERCLA, also known as “Superfund,” imposes liability for response costs and damages to natural resources, without regard to fault or the legality of the original act, on some classes of persons that contributed to the release of a “hazardous substance” into the environment. These persons include the “owner” or “operator” of a disposal site and entities that disposed or arranged for the disposal of the hazardous substances found at the site. CERCLA also authorizes the Environmental Protection Agency (“EPA”) and, in some instances, third parties to act in response to threats to the public health or the environment and to seek to recover from the responsible classes of persons the costs they incur. It is not uncommon for neighboring landowners and other third parties to file claims for personal injury and property damage allegedly caused by the hazardous substances released into the environment. In the course of our ordinary operations, we may generate waste that may fall within CERCLA’s definition of a “hazardous substance.” We may be jointly and severally liable under CERCLA or comparable state statutes for all or part of the costs of cleaning up sites at which these wastes have been disposed.

Until recently, the Company leased properties that for many years have been used for the exploration and production of oil and natural gas. Although we believe that our predecessors have used operating and disposal practices that were standard in the industry at the time, hydrocarbons or other wastes may have been disposed or released on, under or from the properties owned or leased by us or on, under or from other locations where these wastes have been taken for disposal. In addition, many of these properties have been operated by third parties whose actions with respect to the treatment and disposal or release of hydrocarbons or other wastes were not under our control. These properties and wastes disposed on these properties may be subject to CERCLA and analogous state laws. Under these laws, we could be required:

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

In addition, our prior operations could result in liability for fires, blowouts, oil spills, discharge of hazardous materials into surface and subsurface aquifers and other environmental damage, any one of which could result in personal injury, loss of life, property damage or destruction or suspension of operations. We believe we complied with all applicable federal and state environmental laws, rules and regulations related thereto.

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

Insurance

Our prior oil and gas operations were subject to all the risks inherent in the exploration for, and development and production of, oil and gas including blowouts, fires and other casualties. We did not maintain insurance coverage related to such activities. Losses could arise from uninsured risks.

We maintain general liability insurance and auto coverage liability insurance in the amount of $1,000,000 to cover certain liabilities associated with the distribution of our mining supplies and rail products.

We purchased a $2 million key man term life insurance policy on the life of our CEO (William Shrewsbury) that has been assigned to Mr. Shrewsbury as security for a loan he has made to us. In addition, we purchased a $500,000 key man term life insurance policy on the life of our CFO (Jose Fuentes), that has been assigned to Mr. Fuentes to cover prior years’ accrued but unpaid compensation.

Research and Development Expenditure

During 2015, the Company incurred $7,312 in research and development cost. No research and development cost was incurred in 2014. Research and development cost incurred in 2015 was expensed as the amount was considered immaterial and no proven product was developed.

Employees

As of September 30, 2015, we employed three full-time employees and two part-time employees. None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good. Also, we employ certain consultants and independent contractors on a regular basis to assist in the marketing and sale of our products. Our sales agents are compensated on a commission basis.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Exchange Act of 1934, as amended (“Exchange Act”), are filed with the “SEC”. We are subject to the informational requirements of the Exchange Act and files or furnishes reports, proxy statements, and other information with the SEC. Such reports and other information filed by us with the SEC are available free of charge via our website at www.txholdings.com when such reports are available on the SEC’s website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this report. Further, references to the URLs for these websites are intended to be inactive textual references only.

Principal Executive Offices

Our principal executive offices are located at 12080 Virginia Blvd, Ashland, Kentucky  41102. Our principal telephone number at such location is (606) 928-1131.

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

We are in the business of distributing and selling mining supplies and rail products to U.S. coal mining companies and operators and were a development stage company until March 31, 2012. We have encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these costs, expenses, problems, difficulties and delays may continue. Although during the prior two fiscal years our operations had been profitable, we incurred a loss for fiscal 2015, and there is no assurance we will be successful in the future. We anticipate our operating expenses will increase if and as our business expands or if we pursue additional business opportunities we will need to generate revenues sufficient to meet all of our expenses to achieve profitability and obtain additional financing to fund such expenses. However, such financing may not be available to us or may be available upon terms that are not acceptable to us.

We incurred a net loss for 2015 and a net income for 2013 and 2014 fiscal years. Prior to fiscal 2013, we had a history of net losses. We can provide no assurance we will be profitable in the future. If we fail to achieve profitability, we may need to reduce or eventually cease our operations.

We had a net loss of $372,509 for 2015 and net income of $341,300 for 2014 and $326,977 for 2013. At September 30, 2015 and 2014, we had accumulated deficits of $14,752,711 and $14,380,202, respectively. Based on current expectations, we need to obtain additional financing to expand our mining and mining rail supplies distribution business. Also, we require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs.

In the past we have been able to raise financing from our chief executive officer through notes and advances and from a bank line of credit that our chief executive officer guaranteed. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our strategies, which may affect our overall business results of operations and financial condition. Also, under our new loan agreement with a bank, we may not incur additional indebtedness without the bank’s consent.

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations. We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay advances due to our CEO if he makes a demand on the outstanding advances.

As of September 30, 2015, we have incurred debt due to Mr. Shrewsbury, our CEO, in the form of a note and advances in the aggregate amount of $2,124,637 of which $2,000,000 is covered by a note due in February 24, 2024 and advances, which are due on demand, of $124,637. We have outstanding accounts payable of $946,576 and other accrued liabilities of $696,624. Also, as of September 30, 2015, we owed $712,449 under a bank line of credit which was secured by our inventory and accounts receivable and which was guaranteed by our CEO and became due on November 7, 2015. Subsequently, on December 3, 2015, we obtained a new term loan from the bank in the amount of $711,376, the proceeds of which were used to repay our line of credit. Under the new loan, we are required to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. The new loan is secured by our inventory and accounts receivable and guaranteed by our CEO. Also, under the new loan, without the consent of the bank, we are not permitted to incur any indebtedness other than trade debt incurred in the ordinary course. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding loans when they become due and advances of our chief executive officer demands their repayment.

There may be some doubts about our ability to continue as a going concern and, if we are unable to continue our business, our shares may have little or no value.

Our independent registered public accounting firm’s report on our financial statements included in our annual report on Form 10-K for the years ended September 30, 2015 and 2014, contain an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

We depend on a small number of customers for a substantial portion of our revenues.

During the year ended September 30, 2015, one customer accounted for approximately 23% of our revenues, one customer accounted for approximately16% of our revenues, two customers accounted for approximately 10% of our revenues and one customer accounted for 9% of our revenue.  Although we are seeking to diversify our customer base and reduce our reliance upon sales to a small number of large mine operators, we expect sales to such customers to continue to constitute a significant portion of our revenues in the near term. The loss of any one or more of such customers could have a material adverse effect our business, financial condition and results of operations. During 2015, two of our major customers filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code; although, the two customers have continued to purchase our products, there is no guarantee they will continue to do so or that their bankruptcy restructuring will be approved by the courts or at all.

Exchange rate fluctuations could cause a decline in our financial condition and results of operations.

We import most of our mining supplies products from overseas. Fluctuations in exchange rates on foreign currencies could adversely affect our results in the event that our imported products sales prices cannot be increased to offset a potential exchange fluctuation negative impact. From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure that we will continue this practice or be successful in these efforts.

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

As part of our growth strategy, we have and may in the future acquire or enter into joint venture arrangements with, form strategic alliances with, invest in, or acquire complementary businesses. Any such acquisition, investment, strategic alliance or related effort will be accompanied by the risks commonly encountered in such transactions. These risks may include:

•	Difficulty of identifying appropriate acquisition candidates;
•	Paying more than the acquired company is worth;
•	Difficulty in assimilating the operations of the new business;
•	Costs associated with the development and integration of the operations of the new entity;
•	Existing business may be disrupted;
•	Entering markets in which we have little or no experience;
•	Accounting for acquisitions could require us to amortize substantial intangible assets (goodwill), adversely affecting our results of operations;
•	Inability to retain the management and key personnel of the acquired business;
•	Inability to maintain uniform standards, controls, policies and procedures; or
•	Customer attrition with respect to customers acquired through the acquisition.

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

War, terrorism, geopolitical uncertainties, public health issues, and other business interruptions have caused and could cause damage or disruption to international commerce and the global economy, and thus could have a material adverse effect on us, our suppliers, and manufacturing vendors. Our business operations are subject to interruption by natural disasters, fire, power shortages, nuclear power plant accidents, terrorist attacks, and other hostile acts, labor disputes, public health issues, and other events beyond our control. Such events could decrease demand for our products, make it difficult or impossible for us to make and deliver products to our customers, or to receive products from our manufacturers and suppliers, and create delays and inefficiencies in our supply chain. If major public health issues, including pandemics, arise, we could be adversely affected by more stringent employee travel restrictions, additional limitations in freight services, governmental actions limiting the movement of products between regions, delays in production ramps of new products, and disruptions in the operations of our manufacturing vendors and suppliers. In the event of a natural disaster, we could incur significant losses, require substantial recovery time and experience significant expenditures in order to resume operations.

Increased IT security threats and sophisticated computer crime pose a risk to our systems, networks, products and services.

We rely on information technology (“IT”) systems and networks in connection with our business activities, and we collect and store sensitive data. IT security threats and sophisticated computer crime, including advanced persistent threats such as attempts to gain unauthorized access to our systems, are increasing in sophistication and frequency. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. As we grow, we may experience attempts from hackers and other third parties to gain unauthorized access to our IT systems and networks. Any such attacks could have a material adverse effect on our financial condition, results of operations or liquidity. While we actively manage IT risks within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks and data. A failure of or breach in IT security could expose us and our customers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.

Regulations related to conflict-free minerals may force us to incur additional expenses.

In August 2012, the SEC adopted disclosure requirements related to certain minerals sourced from the Democratic Republic of Congo or adjoining countries, as required by Section 1502 of the Dodd-Frank Wall Street Reform and Consumer Protection Act. The rule requires us to perform due diligence, and report whether “conflict minerals,” which are defined as tin, tantalum, tungsten and gold, necessary to the functionality of a product we purchase originated from the Democratic Republic of Congo or an adjoining country. We are required to file certain initial specialized disclosure reports on Form SD with the SEC regarding such matters, and we will be required to prepare and file such a report on an annual basis in the future. We may incur significant costs to determine the source and custody of conflict minerals that are used in the manufacture of our products in order to comply with these regulatory requirements. We may also face reputational challenges if we are unable to verify the origins for all conflict minerals used in our products, or if we are unable to conclude that our products are “conflict free.” Over time, conflict minerals reporting requirements may affect the sourcing, price and availability of our products, and may affect the availability and price of conflict minerals that are certified as conflict free. Accordingly, we may incur significant costs as a consequence of regulations related to conflict-free minerals, which may adversely affect our business, financial condition or results of operations.

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

As of September 30, 2015, an aggregate of 700,000 shares of common stock are issuable upon exercise of outstanding warrants and options. The holders of outstanding warrants (and other convertible securities or derivatives, if any are subsequently issued) have the opportunity to profit from a rise in the market price of our common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders. We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding. At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than that provided by those securities.

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

Our shares of common stock are quoted on the OTC Markets Group, Inc.’s OTCQB marketplace. As a result, relatively small trades in our stock could have disproportionate effect on our stock price. No assurance can be given that an active market will develop for our common stock or, if it develops, that it will continue. A limited trading volume may limit the ability of our shareholders to resell their shares at times and in such amounts as they may desire.

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

As of November 20, 2015, our directors and executive officers beneficially owned approximately 24.91% of our shares of common stock including shares issuable upon exercise of warrants. Our directors and executive officers are entitled to cast an aggregate of approximately 11,598,317 votes on matters submitted to our stockholders for a vote or approximately 24.14% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

Our common stock is subject to the SEC’s penny stock regulations.

Our common stock is subject to the SEC’s “penny stock” rules. These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the sales person, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years. Further, monthly statements must be sent disclosing current price information for the penny stock held in the account. The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser’s written consent to the transaction prior to the purchase. The foregoing rules may materially and adversely affect the market for, and liquidity of, our common stock, including the ability of broker-dealers to sell our common stock, the ability of holders of our shares to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

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

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In addition, the market price of our common stock is highly volatile. Factors that may cause the market price of our common stock to drop include:

•	Fluctuations in our results of operations;
•	Timing and announcements of new customer orders, new products, or those of our competitors;
•	Any acquisitions that we make or joint venture arrangements we enter into with third parties;
•	Changes in stock market analyst recommendations regarding our common stock;
•	Failure of our results of operations to meet the expectations of stock market analysts and investors;

•	Increases in the number of outstanding shares of our common stock resulting from sales of new shares, or the exercise of warrants, stock options or convertible securities;
•	Reluctance of any market maker to make a market in our common stock;
•	Changes in investors’ perception of the United States coal mining industry and related supply businesses; and
•	General stock market conditions.

Risks Related to Our Industry

Our business is materially impacted by cyclical economic conditions affecting the U.S. and global mining industry.

Changes in economic conditions affecting the domestic and global mining industry can occur abruptly and unpredictably, which may have significant effects on our sales. Cyclicality is driven, primarily, by price volatility of coal, as well as product life cycles, competitive pressures and other economic factors affecting the U.S. mining industry, such as company consolidations and mergers, bankruptcies, increased regulation of the U.S. coal mining or electrical utility industry, and competition affecting demand for coal, and the broader economy, including changes in government monetary or fiscal policies and from market expectations with respect to such policies. Falling prices for coal have in the past, and may in the future, lead to reduced production levels of existing mines, a contraction in the number of existing mines and the closure of less efficient mines, and are likely to lead to a decrease in demand for our mining supplies and rail products. Conversely, rising coal prices typically lead to the expansion of existing mines, opening of new mines or re-opening of less efficient mines. Increased mining activity typically leads to an increase in demand for our mining supplies and rail products. In addition to declining orders for our products and services, adverse economic conditions for our customers may make it more difficult for us to collect accounts receivable in a timely manner, or at all, which may adversely affect our working capital. As a result of this cyclicality in the global mining industry, we have experienced significant fluctuations in our business, results of operations and financial condition, and we expect our business to continue to be subject to these fluctuations in the future.

We are largely dependent on the continued demand for coal, which is subject to economic and climate related risks

Many of our customers supply coal for the generation of electricity and/or steel production. Demand for steel is affected by the global level of economic activity and economic growth. The pursuit of the most cost effective form of electricity generation continues to take place throughout the world and coal-fired electricity generation faces intense price competition from other fuel sources, particularly natural gas. In addition, coal combustion generates significant greenhouse gas emissions and governmental and private sector goals and mandates to reduce greenhouse gas emissions may increasingly affect the mix of electricity generation sources. Further developments in connection with legislation, regulations, international agreements or other limits on greenhouse gas emissions and other environmental impacts or costs from coal combustion, both in the United States and in other countries, could diminish demand for coal as a fuel for electricity generation. If lower greenhouse gas emitting forms of electricity generation, such as nuclear, solar, natural gas or wind power, become more prevalent or cost effective, or diminished economic activity reduces demand for steel, demand for coal will decline. Reduced demand for coal would result in reduced demand for our products and adversely affect our business, financial condition and results of operations.

Environmental regulations impacting the mining industry may adversely affect demand for our products.

Our customers’ operations are subject to or affected by a wide array of regulations in the U.S., including those directly impacting coal mining activities and those indirectly affecting their businesses, such as applicable environmental laws. In addition, new environmental legislation or administrative regulations relating to coal mining or affecting demand for mined supplies, or more stringent interpretations of existing laws and regulations, may require our customers to significantly change or curtail their operations. The high cost of compliance with environmental regulations may discourage our customers from expanding existing coal mines or developing new mines and may also cause customers to limit or even discontinue their mining operations. As a result of these factors, demand for the mining equipment and rail products we distribute could be adversely affected by environmental regulations directly or indirectly impacting the coal mining industry. Any reduction in demand for our products as a result of environmental regulations is likely have an adverse effect on our business, financial condition or results of operations.

Demand for our products may be adversely impacted by regulations related to mine safety.

Our principal customers are surface and underground coal mining companies. The coal mining industry has encountered increased scrutiny as it relates to safety regulations, primarily due to recent high profile mining accidents. New legislation or regulations relating to mine safety standards and the increased cost of compliance with such standards may induce customers to discontinue or limit their mining operations and may discourage companies from developing new mines, which in turn could diminish demand for our products.

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

Any failure by our engineered metalwork products and tools could expose us to claims for negligence, breach of contract, personal injury, wrongful death, and products liability. Any such claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable rates. Currently, we maintain general liability insurance in the amount of $1,000,000. Such coverage may not be adequate to cover any claim that may be made against us. Claims brought against us that are not covered by insurance or that result in recoveries in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

ITEM 2.     PROPERTIES

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014, the parties agreed to extend the lease for an additional 24 month period upon the same terms and conditions. As of September 30, 2015, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $12,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.              MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Market Group, Inc.’s OTCQB under the symbol “TXHG.”

The following table provides the high and low bid prices of our common stock for each quarterly period during the two most recent fiscal years as regularly quoted by the OTC Markets Group, Inc.’s OTCQB. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
	$	$
September 30, 2015	0.04	0.02
June, 30, 2015	0.05	0.03
March, 31, 2015	0.06	0.02
December 31, 2014	0.08	0.04

September 30, 2014	0.10	0.07
June, 30, 2014	0.10	0.06
March, 31, 2014	0.14	0.06
December 31, 2013	0.12	0.08

As of September 30, 2015, there were approximately 785 holders of record of our shares of common stock.

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

Equity Compensation Plan Information

The following table details the number of securities to be issued and the exercise prices of the options and warrants as of September 30, 2015.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	700,000	$0.0945	0
Total	700,000	$0.0945	0

(1)	On May 16, 2012, the Board of Directors authorized the grant of an aggregate of 400,000 common stock purchase warrants to a sales agent over a period of four years. The agent is expected to receive 50,000 warrants every six months for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of September 30, 2015, 200,000 warrants are exercisable and 150,000 warrants have expired. In addition, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable commencing April 1, 2014, and for a period of three years thereafter. The options are exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets.

Unregistered Sales of Equity Securities

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent. The warrants are issuable over a four year period in equal tranches of 50,000. The first tranche was issued on July 1, 2012, followed by additional tranches every six months thereafter with the last tranche to be issued on January 1, 2016. As of September 30, 2015, 200,000 warrants issuable to the sales agent are exercisable and 150,000 warrants have expired. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. The warrants are issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities

We did not purchase any of our equity securities during the year ended September 30, 2015.

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

Our independent registered public accounting firm’s report on our financial statements for the years ended September 30, 2015, and 2014, contains an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Overview

We supply and distribute rail products including tee rail, switches, ties and related products, and drill bits, augurs, related tools and mining supplies to U.S. coal mining companies and operators and distributors. Our coal mining customers are primarily located in Ohio, Pennsylvania, Kentucky and West Virginia.

We purchase mining supplies from several manufacturers and rail products from several suppliers of such products. The products are shipped to our warehouse in Ashland, Kentucky, and then distributed to our customers. Our products are transported primarily by road to our customers. Shipping costs are born by our customers.

We distribute and sell our products through two independent sales agents who are compensated on a commission basis.

U.S. coal production has decreased in recent years due in part to the retirement of U.S. coal-fired electricity generators, increased environmental regulation and related compliance costs on the part of coal mining companies, the increased use of natural gas generators and the availability of relatively inexpensive natural gas, a modest demand growth for electricity, and reduced demand for coal abroad, including from China. The U.S. coal industry produced approximately 984 million short tons of coal in 2013 (as compared to1.016 billion in 2012) from coal mining operations. The average price of coal per short ton in 2013 was $37.24 as compared to $39.95 in 2012. (See, U.S. Energy Information Administration, Annual Coal Report 2013, http://www.eia.gov/coal/annual/pdf/acr.pdf.)

In the U.S., coal is produced from mines located in approximately 25 states. The principal coal producing states are Wyoming, West Virginia, Kentucky, Illinois and Texas. Coal is used to generate approximately 39% of the electricity in the U.S., but is also used for coke production and for certain industrial applications, such as cement making.

As of 2013, there were approximately 1,061 active coal producing mines in the U.S. (as compared to 1,207 in 2012), and approximately 700 coal producers, of which the top 4 coal producers accounted for approximately 54.5% of the total U.S. coal production. (See, U.S. Energy Information Administration, Annual Coal Report 2013, http://www.eia.gov/coal/annual/pdf/acr.pdf.)

Our revenues for the year ended September 30, 2015, were $3,105,733 as compared to $4,285,620 for 2014.

During the year ended September 30, 2015, we had a net loss of $372,509 as compared to net income of $341,300 for 2014. The net income for the year ended September 30, 2014, included a payment in connection with a legal settlement of $374,025 and a gain on extinguishment of accounts payable of $93,167. The year ended September 30, 2015, is the first fiscal year in which we have reported a net loss after two prior profitable years. The current year loss is a direct result of lower sales due to an operational decline in the U.S. coal mining industry.

Net cash used in operating activities was $253,626 during the year ended September 30, 2015 and $291,920 in 2014. Operating cash funded by the Company’s credit line and a stockholder’s advance during the current year which amounted to $163,949 and $127,300 respectively.

Mr. William Shrewsbury, our Chairman and CEO, has provided financing in the form of loans and advances which were restructured in February, 2014. Currently, such loans are in the form of a consolidated promissory note in the amount of $2,000,000 and, as of September 30, 2015, advances due to Mr. Shrewsbury in the amount of $124,637. On August 26, 2014, we increased our bank line of credit from $250,000 to $750,000. The credit line was secured by a lien on our inventory and accounts receivable and was guaranteed by Mr. Shrewsbury. As of September 30, 2015, we had drawn $712,449 under the bank line of credit. On December 3, 2015, we obtained a new term loan from the bank in the amount of $711,376. We utilized the proceeds of the new loan to repay the line of credit. The new loan is for a term of five years and matures on December 3, 2020. During the term of the loan we have agreed to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The new loan is secured by a priority security interest in our inventory and accounts receivable and guaranteed by our CEO. Also, our indebtedness to Mr. Shrewsbury is subordinated to the new bank loan.

Our success is dependent upon our ability to increase sales of our rail products and mining supplies, of which there can be no assurance.

We were incorporated in the State of Georgia in May, 2000. We ceased to be a “development stage company” for financial reporting purposes on March 31, 2012.

Results of Operations

Year Ended September 30, 2015 Compared With Year Ended September 30, 2014

Revenues from Operations

Revenue for the year ended September 30, 2015 and September 30, 2014 were $3,105,733 and $4,285,620, respectively, a decrease of $1,179,887 or approximately 27.5%. The decrease in revenue during 2015 is due to the overall operational decline in the coal mining industry.

Cost of Goods Sold

During the year ended September 30, 2015, the Company’s cost of goods sold was $2,469,697 as compared to cost of goods sold of $3,149,924 for the year ended September 30, 2014, a decrease of $680,227 or 21.6%. The decrease in cost of goods is solely related to the decrease in sales. Cost of Goods Sold as a percentage of sales increased from 73.5% in 2014 to 79.5% in 2015, as a result of increased sales of higher cost products.

Operating Expenses

The Company incurred operating expenses of $898,342 for the fiscal year ended September 30, 2015, as compared to $1,173,079 during 2014, a decrease of $274,737 or approximately 23.4%. As a percentage of revenue, operating expenses increased from 27.4% to 28.9% in 2015. The increase is attributed to the impact of fixed operating expenses while generating lower revenue during 2015.

The following table details the components of operating expense, as well as the dollar and percentage changes for the year end periods.

	Twelve Months Ended
	9/30/2015	9/30/2014	$ Change	%Change
Operating Expense
Commission Expense	236,119	458,086	(221,967)	(48.5)
Professional fees	86,837	179,996	(93,159)	(51.8)
Stock-based compensation	347	16,702	(16,355)	(97.9)
Bad debt expense	13,643	18,350	(4,707)	(25.7)
Depreciation expense	10,104	9,679	425	4.4
Other operating expense	551,292	490,266	61,026	12.4
Total	898,342	1,173,079	(274,737)	(23.4)

Commission expense for the year ended September 30, 2015 was $236,119 compared to $458,086 for the same period in 2014, a decrease of $221,967 or 48.5%. The lower commission, during the year ended September 30, 2015, is a direct result of the decreased sales resulting from operational decline in the domestic coal mining industry. As a percentage of revenue, commission expense decreased from 10.7% in 2014 to 7.6% in 2015. The decrease is attributed to lower negotiated commission rates paid to sales agents during 2015.

Professional fees decreased $93,159 or 51.8% for the year ended September 30, 2015, as compared to the prior year. The lower expenses were the result of lower legal expenses of $100,088. During 2014, the Company incurred additional litigation expenses in connection with its lawsuit against Dexter & Dexter and Mr. Cederstrom (our prior CFO) which was settled in May 2014.

Stock based compensation for 2015 was $347 as compared to $16,702 in 2014. The current year expense is the direct result of the cost associated with stock options issued to our sales agent. The higher stock based compensation in 2014 resulted from stock options issued to our CEO in connection with a debt restructuring and warrants issued to our sales agent.

Bad debt expense decreased $4,707 or 25.7% for the twelve months ended September 30, 2015, as compared to the prior year. Bad debt reserve recorded for two small customers in 2014 which accounted for the expense decrease.

Depreciation expenses increased $425 in 2015 as compared to 2014. The higher depreciation resulted from depreciation associated with the cost of a recently refurbished delivery truck/trailer.

For the year ended September 30, 2015, other operating expenses were $551,292, an increase of $61,026 or 12.4% from the $490,266 incurred during 2014. The higher operating expenses resulted from higher insurance ($15,910), higher board compensation ($6,750), higher delivery truck maintenance expenses ($18,150), higher contract labor ($9,630) and higher registration fees related to our listing on the OTC Markets OTCQB ($7,500).

Income/(loss) from Operations

For the year ended September 30, 2015, we had a loss from operations of $262,306 as compared to a loss of $37,383 in 2014. The higher loss of $224,923 resulted from lower gross profit during the current year as a result of lower sales and higher cost of goods sold due to increased sales of products with a lower profit margin.

Other Income and (Expense)

Other expense was $110,203 for the year ended September 30, 2015 as compared to other income of $378,683 for the year ended September 30, 2014, a decrease of $488,886. The decrease resulted from a gain from the settlement of certain litigation of $374,025 and, an increase of $93,167 gain on extinguishment of debt recorded in 2014. As of September 30, 2014, the Company realized a gain on disposal of fixed assets of $10,807 representing an increase of $8,776 over the prior year gain; the increased gain resulted from the sale of assets associated with our previous oil and gas business.

Net Income or Loss

Gross profit for 2015 was $636,036 a decrease of $499,660 or 44.0% when compared to 2014. The lower gross profit is the result of lower revenue during 2015 as a result of lower overall sales due to production declines in the coal industry and sales of products with lower profit margins.

During 2015 the Company had a net loss of $372,509 compared to net income of $341,300 for 2014, representing a net income decrease of $713,809. The decrease resulted from higher loss from operations of $224, 923 in 2015, due to lower sales and lower profit margins, a gain from a legal settlement of $374,025 and a gain on extinguishment of debt of $93,167 both recorded in 2014.

Net Earnings/Loss Per Share

Net earnings per share (basic and diluted) as a result of the net loss in 2015, was reduced to a negative $0.01 in 2015 as compare to a positive $0.01 in 2014..

Net Operating Loss Carry Forward for Tax Purposes

As of September 30, 2015, the Company had tax net operating loss carry forwards totaling approximately $7,250,000, which expire in 2018 through 2035. Approximately $1,200,000 of such net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in Section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets will ever be used. A deferred tax asset can be used only if there is future taxable income, of which there can be no assurance.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided (used in) operating, investing and financing activities:

	Twelve Months Ended
	9/30/2015	9/30/2014
Liquidity and capital resources
Net cash used in operating activities	$(253,626)	$(291,920)
Net cash used in investing activities	(2,843)	(21, 924)
Net cash provided by financing activities	245,249	211,600
Net decrease in cash equivalents	$(11,220)	$(102,244)

At September 30, 2015, the Company had cash and cash equivalents of $61,564 compared to cash and cash equivalents of $72,784 at September 30, 2014, a decrease of $11,220. The decrease in cash is the direct result of the net cash used in operating activities of $253,626. The decrease in cash was partially offset by line of credit borrowing of $163,949 and stockholder/officer net advances of $81,300.

Cash Flows Used by Operating Activities

Cash used in operating activities during 2015 was $253,626 as compared to $291,920 during 2014.

During 2014, the Company received $374,025 (included in other income) from the favorable settlement of a legal matter and had net income of $341,300.

During the year ended September 30, 2015, the Company incurred a net loss of $372,509.

A decrease in inventory (current and non-current) of $239,498 and an increase in accrued liabilities of $72,525 during 2015 were offset by a $107,980 decrease in accounts payable and a $48,338 increase in sales commission advances. The decrease in inventory is associated with inventory reduction levels to meet lower sales demand.

Accounts receivable increased by $96,069 compared to an increase of $95,037 during 2014. The increase ($1,032) in 2015 is the result of higher sales occurring at the end of the fourth fiscal quarter.

Accrued liabilities as of September 30, 2015, increased by $72,525 due to accrued interest on a loan due to Mr. Shrewsbury.

Accounts payable decreased $107,980 in 2015 compared to a $362,376 increase in the prior year. The decrease is the result of lower purchases of inventory as compared to the prior year due to lower anticipated sales.

During 2014, a $93,167 legal service debt write-off recorded on December 31, 2013, accounted for the reported gain on extinguishment of debt. The gain from the reversal of the debt was recorded on a disputed debt the Company deems no longer payable.

Cash Flows Used in Investing Activities

Cash used in investing activities was directed to the purchase and refurbishing of a truck/trailer during 2015 ($4,149) and 2014 ($46,015). The new truck/trailer and equipment was required for the shipping and warehousing of finished goods products.

Sale of obsolete equipment during the year ended 2014 generated cash of $18,000.

On May 30, 2012, the Company sold 100% of the interest in an Oil and Gas lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future lease production. During the years ended September 30, 2015 and 2014, the Company received note payments of $1,306 and $6,091, respectively.

Cash Flows Provided by Financing Activities

During 2015, cash provided by financing activities was $245,249 as compared to $211,600 during 2014. During such periods, the Company drew down $163,949 and $300,000, respectively under the Company’s bank line of credit. Also during such periods, the Company received advances from our CEO of $127,300 and $34,450, respectively, and repaid stockholder advances of $46,000 and $122,850, respectively.

The Company had two primary sources of financing during 2015 and 2014. A bank line of credit and a loan and advances from a stockholder/officer.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the loan. The loan which was refinanced in December 2015 was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. Interest on the loan was payable monthly and was calculated on the basis of a variable index. As of September 30, 2015, the Company had borrowed $712,449 under the loan. The rate of interest under the loan was 3.25% per annum. Principal, interest and collection costs under the loan were guaranteed by Mr. Shrewsbury. On December 3, 2015, we obtained a new term loan from the bank in the amount of $711,376. We utilized the proceeds of the new loan to repay the line of credit. The new loan is for a term of five years and matures on December 3, 2020. During the term of the loan we have agreed to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The new loan is secured by a priority security interest in our inventory and accounts receivable and guaranteed by our CEO.

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of the amounts due to Mr. Shrewsbury, including $1.062 million due under a Revolving Promissory Demand Note, issued to Mr. Shrewsbury on or about April 30, 2012, $289,997 due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes, and advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement a Secured Consolidated Note (“Consolidated Note”) for such amounts. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum, principal and interest are repayable ten years from February 25, 2014, and it is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury.

During 2015, the Company received $127,300 in cash advances from Mr. Shrewsbury and repaid $46,000, bringing the total outstanding advance balance to $124,637. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Property and Equipment, net, was $66,575 as of September 30, 2015 compared to $72,530 as of September 30, 2014. Delivery equipment depreciation recorded in the current year accounts for the reduction in Property and Equipment.

As of September 30, 2015, the Company had accrued and unpaid an amount of $451,743 due to Jose Fuentes, CFO, as payment for past services.

Financial Condition and Going Concern Uncertainties

Except for the six consecutive quarters ended June 30, 2014, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and secured bank indebtedness in connection with the development and expansion of its business. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which in turn, is dependent on our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank line of credit, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2015, contained an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of September 30, 2015, the Company had cash and cash equivalents of $61,564 as compared to $72,784 as of September 30, 2014.  The decrease in cash resulted from the Company’s net loss during the current fiscal year.

The Company’s accounts receivable were $585,043 as of September 30, 2015, as compared to $502,617 as of September 30, 2014, an increase of $82,426 or 16.4%. The increase resulted from a timing difference due to relatively increased sales during the second half of September 2015 resulting in a higher receivable balance at month end in comparison to the prior year.

Inventory (current and non-current) was $2,523,037 as of September 30, 2015 as compared to $2,762,535 as of September 30, 2014, a decrease of $239,498 or 8.7%. The inventory reduction is the direct result of lower sales due to the recent slow-down in the U.S. coal mining industry.

During 2015, our stockholders’ deficit increased from $14,380,202 to $14,752,711, an increase of $372,509 or 2.6%. The net loss for the year ended September 30, 2015 accounts for the increase in stockholders’ deficit.

During the year ended September 30, 2015, the Company’s net loss was $372,509 compared to a net income of $341,300 for 2014 representing a decrease of $713,809.  The decrease can be directly attributed to lower sales of $1,179,887 during the current period and a favorable legal settlement ($374,025) recorded in the prior year. The lower sales are the result of operational downturn in the coal mining industry.

Currently, in addition to funds utilized to purchase inventory, the Company is spending approximately $80,000 per month on operations. Management believes that the Company’s cash flows from its operations, the loans and advances provided by Mr. Shrewsbury, and the loan provided by the bank to be sufficient to fund the Company operations for the next 12 months. However, the Company will require additional financing to meet any large capital requirements or to meet its current obligations if its business does not generate sufficient operational cash flow.

The Company continues to rely substantially upon financings provided by Mr. Shrewsbury and the bank to fund its operations, discussed below.

Bank Loan

Under the terms of a business loan agreement, originally entered into on November 7, 2012, and as amended through August 26, 2014, the Company obtained a secured revolving line of credit in the amount of $750,000 from Town Square Bank. Interest on the loan was payable monthly in arrears. Interest under the loan was variable and was based upon Wall Street Journal Prime Rate.

On December 3, 2015, we entered into a new loan agreement with Town Square Bank pursuant to which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020.

During the term of the loan, we have agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391,896. Early repayment of amounts due under the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

An event of default under the loan will occur upon the occurrence of any of the following events:

•	we fail to make any payment when due under the note;
•	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement between the bank and the Company:
•	we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the note or perform its obligation under the note or related documents;
•	a warranty, representation or statement we made to the bank under the loan document is or becomes materially false or misleading;
•	the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;
•	the commencement of foreclosure or forfeiture proceedings by any creditor of ours or any governmental agency against any collateral securing the loan;
•	any of the preceding events occurs with respect to any loan guarantor;
•	a 25% or more change in the ownership of our common stock;
•	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired; or
•	the bank in good faith believes itself insecure.

The loan agreements contain certain affirmative covenants, including an obligation to: notify the bank of a material adverse change in our financial condition and of any threatened litigation or claim or other proceeding which could materially affect our financial condition; maintain certain liability insurance in amounts acceptable to the bank; maintain qualified executive and management personnel; comply with applicable environmental laws and perform environmental studies required by the bank; and certify annually to the bank compliance with the representations and warranties in the bank loan documents. The loan agreements contain certain other customary covenants, terms and conditions.

In addition, the loan agreements contain certain negative covenants, including that we will not, without the bank’s consent:

•	incur any indebtedness other than to the bank or for trade debt incurred in the ordinary course;
•	sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of our assets, except for permitted liens;
•	sell our accounts receivable, except to the bank;
•	engage in business activities substantially different from our current activities;
•	cease operations, liquidate, merge, transfer, acquire or consolidate with another entity, change our name, dissolve, or sell the inventory or accounts receivable secured under the loan;
•	pay any dividend other than in stock;
•	lend money, invest or advance money or assets to another person or entity;
•	purchase, create or acquire an interest in any other entity;
•	incur any obligation as a surety or guarantor other than in the ordinary course; or
•	enter into any agreement containing any provision which would be violated or breached by the performance of our obligations under the loan agreements.

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO.

Advances and Loans from Our Chief Executive Officer

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

An event of default will occur under the Consolidated Note upon:

•	the Company’s failure to pay when due any principal or interest under the Consolidated Note;
•	the violation by the Company of any covenant or agreement contained in the Consolidated Note, the Exchange Agreement or related transaction documents;
•	an assignment for the benefit of creditors by the Company;
•	the application for the appointment of a receiver or liquidator for the Company or for property of the Company;
•	the filing of a petition in bankruptcy by or against the Company;
•	the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000;
•	a default by the Company with respect to any other indebtedness or with respect to any installment debt whether or not owing to Mr. Shrewsbury;

•	the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company;
•	the termination of existence or the dissolution of the Company;
•	the death of Mr. Shrewsbury; or the failure to pay when due any premium under the key man policy required to be purchased on the life of Mr. Shrewsbury under the Exchange Agreement.

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

As of September 30, 2015, Mr. Shrewsbury had advanced an aggregate of $124,637 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2015, the Company also has a payable of $12,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2015 and through December 30, 2015. There were several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company’s consolidated balance sheets as of September 30, 2015 and 2014 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit and consolidated cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS - TABLE OF CONTENTS
For the Years Ended September 30, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TX Holdings, Inc.

We have audited the accompanying balance sheets of TX Holdings, Inc. (the “Company”) as of September 30, 2015 and 2014 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. as of September 30, 2015 and 2014, and the results of its operations and its cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

December 29, 2015

TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$61,564	$72,784
Accounts receivable, net of allowance for doubtful accounts of $13,643 and $32,343, respectively	585,043	502,617
Inventory	2,223,037	2,762,535
Commission advances	48,338	–
Note receivable-current	10,000	10,000
Other current assets	27,674	45,327
Total current assets	2,955,656	3,393,263

Inventory, non-current (Note 1)	300,000	–
Property and equipment, net (Note 2)	66,575	72,530
Note receivable, less current portion	19,983	21,289
Other	500	–

Total Assets	$3,342,714	$3,487,082

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$696,624	$606,099
Accounts payable	946,576	1,054,556
Advances from officer (Note 7)	124,637	43,337
Bank-line of credit (Note 9 and 11)	712,449	548,500
Total current liabilities	2,480,286	2,252,492

Note payable to offier (Note 7)	2,000,000	2,000,000
Total Liabilities	4,480,286	4,252,492

Commitments and contingencies (Notes 6 and 7)

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at September 30, 2015 and 2014	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,320,982
Accumulated deficit	(14,752,711)	(14,380,202)
Total stockholders’ deficit	(1,137,572)	(765,410)

Total Liabilities and Stockholders’ Deficit	$3,342,714	$3,487,082

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014

Revenue	$3,105,733	$4,285,620

Cost of goods sold	2,469,697	3,149,924

Gross profit	636,036	1,135,696

Operating expenses, except items shown separately below	551,292	490,266
Commission expense	236,119	458,086
Professional fees	86,837	179,996
Stock-based compensation	347	16,702
Bad debt expense	13,643	18,350
Depreciation expense	10,104	9,679
Total operating expenses	898,342	1,173,079

Loss from operations	(262,306)	(37,383)

Other income and (expense):
Legal settlement (Note 6)	–	374,025
Gain on disposal of fixed assets	–	10,807
Gain on extinguishment of accounts payable	–	93,167
Other income	15,505	–
Interest expense	(125,708)	(99,316)

Total other income and (expense), net	(110,203)	378,683

Income (loss) before provision for income taxes	(372,509)	341,300

Provision for income taxes	–	122,000
Utilization of net operating loss carry forward	–	(122,000)

Net income (loss)	$(372,509)	$341,300

Net earnings (loss) per common share
Basic	$(0.01)	$0.01

Weighted average of common shares outstanding-
Basic	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
For the Years Ended September 30, 2015 and 2014

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2013	–	$–	48,053,084	9,293,810	4,304,280	(14,721,502)	(1,123,412)

Warrants issued to an officer	–	–	–	–	14,971	–	14,971

Warrants issued to a sales agent	–	–	–	–	1,731	–	1,731

Net income	–	–	–	–	–	341,300	341,300

Balance at September 30, 2014	–	$–	48,053,084	$9,293,810	$4,320,982	$(14,380,202)	$(765,410)

Warrants issued to a sales agent	–	–			347		347

Net loss	–	–				(372,509)	(372,509)

Balance at September 30, 2015	–	$–	48,053,084	$9,293,810	$4,321,329	$(14,752,711)	$(1,137,572)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
Cash flows used in operating activities:
Net income (loss)	$(372,509)	$341,300
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	10,104	9,679
Bad debt expense	13,643	18,350
Gain on extinguishment of accounts payable	–	(93,167)
Stock-based compensation	347	16,702
Gain on disposal of fixed assets	–	(10,807)
Other assets	(500)	200
Changes in operating assets and liabilities:
Accounts receivable	(96,069)	(95,037)
Inventory	539,498	(912,548)
Commission advances	(48,338)	3,546
Other current assets	17,653	(22,052)
Inventory, non-current	(300,000)
Accrued liabilities	72,525	71,538
Accounts payable	(107,980)	362,376
Stockholder/officers advances for operations	18,000	18,000
Net cash used in operating activities	(253,626)	(291,920)

Cash flows used in investing activities:
Proceeds received from disposal of fixed assets	–	18,000
Notes receivable	1,306	6,091
Purchase of equipment	(4,149)	(46,015)
Net cash used in investing activities	(2,843)	(21,924)

Cash flows provided by financing activities:
Proceeds from bank line of credit	163,949	300,000
Proceeds from stockholder/officer advances	127,300	34,450
Repayment of stockholder/officer advances	(46,000)	(122,850)
Net cash provided by financing activities	245,249	211,600

Decrease in cash and cash equivalents	(11,220)	(102,244)
Cash and cash equivalents at end of year beginning of year	72,784	175,028

Cash and cash equivalents at end of year	$61,564	$72,784
Supplemental Cash Flow Disclosure

Interest Paid	$23,575	$10,798

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

BUSINESS

TX Holdings, Inc., a Georgia corporation (the “Company” ), is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail products to United States’ coal mining companies and operators for use in their extraction and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky.

The Company was incorporated in the State of Georgia on May 15, 2000.

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

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate certain indebtedness due to Mr. Shrewsbury in the aggregate amount of $2,000,000, including the principal due under a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the foregoing indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable for a period of three years commencing April 1, 2014. The options are exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation, merger, or sale of all or substantially all of the assets.

The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company who are also “qualified directors” within the definition set forth in Section 14-2-862 of the Georgia Corporation Code. Mr. Shrewsbury has also advanced the Company an additional $124,637 which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS

Although the Company has been profitable during fiscal 2014 and 2013, the Company has not generated sufficient cash during the current fiscal year to fund its operations and relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secure bank line of credit that is guaranteed by Mr. Shrewsbury.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the years ended September 30, 2015, and 2014 contains an explanatory paragraph wherein they state that the Company has incurred significant losses from operations since inception and has a stockholders’ deficit, both of which raise substantial doubt about the Company’s ability to continue as a going concern.

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

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2015, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these deposits.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with its customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was $13,643 and $32,343 for the years ended September 30, 2015 and 2014, respectively.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS-Continued

During fiscal year 2015, the Company wrote-off two uncollectable customers’ accounts in the amount of $32,343 and added $13,643 for one customer doubtful account.

INVENTORY

The Company’s inventory consists of mine and rail inventory. Inventory is stated at the lower of cost (first-in, first-out) or market. During the current year, the Company has reclassified rail inventory in the amount of $300,000 from current to non-current, as it anticipated the inventory will not be sold in the subsequent year.

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less depreciation. Major renewals and betterments are capitalized, while maintenance and repairs that do not materially improve or extend the useful lives of the assets are charged to expense as incurred. A depreciable life of three (3) years and five (5) years are assigned to delivery trucks and equipment, respectively. Assets are depreciated over their estimated useful lives using the straight-line method. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets (Note 2).

REVENUE RECOGNITION

The Company recognizes revenue from direct sales of our products to our customers, including shipping fees, when title passes to the customer, which usually occurs upon shipment or delivery, depending upon the terms of the sales order, when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. The Company expenses shipping and handling costs as incurred which are included in cost of sales on the consolidated statements of operations.

STOCK BASED COMPENSATION

The Company accounts for share-based expense and activity in accordance with Financial Accounting Standard Board (FASB) ASC Topic 718 which establishes accounting for equity instruments exchanged for services. Under this provision share-based compensation costs are measured at the grant date, based on the calculated fair value of the award, and are recognized as an expense over employee’s requisite service period, generally the vesting period of the equity grant.

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At September 30, 2015, the Company has outstanding 200,000 warrants and 500,000 options which were not included in the twelve months ended September 30, 2015 calculation of diluted net loss per share since their inclusion will be antidilutive. The 500,000 options had been issued to an officer and the 200,000 warrants are issued to a sales agent. At September 30, 2014, the Company had outstanding 200,000 warrants and 500,000 options which were not included in the twelve months ended September 30, 2014. The incremental number of additional shares which would have had dilutive effect under the treasury stock method was -0- due to the exercise price and average market price of our common stock being equal for the period.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2015 and 2014. The book value of those financial instruments that are classified as current assets or liabilities approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

BASIC NET INCOME (LOSS) PER COMMON SHARE

Net income or loss per share is computed based on current accounting guidance requiring companies to report both basic net income or loss per common share, which is computed using the weighted average number of common shares outstanding during the period, and diluted net income per common share, which is computed using the weighted average number of common shares outstanding and the weighted average dilutive potential common shares outstanding using the treasury stock method.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

BASIC NET INCOME (LOSS) PER COMMON SHARE-Continued

The following table summarizes securities unissued at each of the periods presented which were not included in the calculation of diluted net earnings per share in 2015 and 2014.

	2015	2014

Options and warrants issued as compensation	700,000	700,000

Total	700,000	700,000

RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2015 and through December 29, 2015, there were several new accounting pronouncements issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014, the parties agreed to extend the lease for an additional 24 month period upon the same terms and conditions. As of September 30, 2015, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $12,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

Property and equipment consists of the following at September 30, 2015 and 2014:

	2015	2014

Property and equipment	$107,308	$103,159

Less accumulated depreciation	(40,733)	(30,629)

	$66,575	$72,530

Depreciation expense of $10,104 and $9,679 were recognized during the years ended September 30, 2015 and 2014, respectively.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION

In November 2014, and with a view to diversifying our business, we acquired The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack,” a device that enables bags with handles to be stored efficiently in a car preventing the bags from tipping over and causing spillage. We are in the preliminary stages of developing the new product. We expect to market and sell the new product online, through broadcast shopping networks, and other distribution outlets, and through certain national retailers and discount stores. During fiscal 2015, we did not generate any revenue from the sale of the product and there can be no assurance we will be able to generate any revenue from this new product.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2015 and 2014:

	2015	2014

Deferred tax assets:
Net operating losses	$2,204,000	$2,048,000
Accrued expenses	167,000	251,000
Valuation allowance	(2,371,000)	(2,299,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2015 were approximately $7,250,000. The Company has total net operating losses available to the Company to offset future taxable income of approximately $6,500,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

	2014		2013
	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$(127.000)	34%	$116,000	34%

Change in estimate	55,000	15%	(24,000)	(7)

Non-deductible expenses	-	-	30,000	9

Decrease in valuation allowance	72,000	19%	(122,000)	(36)

Provision for income taxes, net	$-	-%	$-	-%

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES-Continued

The Company’s valuation allowance attributable to its deferred tax assets increased (decreased) by $72,000 and $(122,000) during the years ended September 30, 2015 and 2014.

The Company has tax net operating loss carry forwards totaling approximately $7,250,000, expiring in 2018 through 2035. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 5 - STOCKHOLDERS’ DEFICIT

PREFERRED STOCK

The Company has authorized 1,000,000 shares of no par value preferred stock. As of September 30, 2015 and 2014, there are no preferred shares issued and outstanding.

COMMON STOCK

Of the 250,000,000 shares of no par value common stock authorized by the Company, 48,053,084 shares were issued and outstanding as of September 30, 2015 and 2014.

STOCK WARRANTS AND OPTIONS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, over a period of four years. The agent is entitled to receive 50,000 warrants every six months for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance, the first 50,000 warrants tranche were issuable effective July 1, 2012 and, additional 50,000 tranches were issuable every six months thereafter. As of September 30, 2015 there are 200,000 warrants exercisable and 150,000 warrants have expired. The warrants were not included in the calculation of diluted net earnings per share in 2015 and 2014 since their inclusion would be anti-dilutive.

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

The fair value of the equity based awards issued during the years ended September 30, 2015 and 2014 was estimated using the Black-Scholes option pricing model. Expected volatility was based on the Company’s historical volatility for its common stock and adjusted to reflect the thinly traded nature of the market for its securities. The risk-free rate was determined using the U. S. Treasury yield in effect at the issuance date based on the term of the equity award. The expected life was based on the contractual term of the award. The Company has never declared or paid cash dividends and has no plans to do so in the foreseeable future.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS’ DEFICIT-Continued

STOCK WARRANTS AND OPTIONS-Continued

The following assumptions were utilized for awards issued during the years ended September 30, 2015 and 2014.

	September 30,	September 30,
	2015	2014

Expected life (in years)	2 to 3	2 to 3
Expected volatility	75%	75%
Risk-free interest rate	0.39% to 2%	0.39% to 2%
Expected dividend rate	0	0

Following is a summary of outstanding stock warrants and options at September 30, 2015 and 2014 and activity during the years then ended:

	Number of	Exercise	Weighted
	Shares	Price	Average Price
Warrants/Options at September 30, 2013	1,450,000	$0.05-0.10	$0.052
New Issue	600,000	0.092-0.10	0.095
Forfeited	(1,350,000)	0.05-0.10	0.052
Warrants/Options at September 30, 2014	700,000	$0.092-0.10	$0.095
New Issue	100,000	0.10	0.10
Forfeited	(100,000)	0.10	0.10
Warrants/Options at September 30, 2015	700,000	$0.092-0.10	$0.095

A summary of outstanding warrants and options at September 30, 2015, follows:

	Number		Remaining
	of	Exercise	Life
Expiration Date	Shares	Price	(Years)
January 1, 2016	50,000	$0.10	0.25
July 1, 2016	50,000	$0.10	0.75
January 1, 2017	50,000	$0.10	1.25
March 31, 2017	500,000	$0.0926	1.5
July 1, 2017	50,000	$0.10	1.75

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

NOTE 7– RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER AND OFFICER

As of September 30, 2015 and 2014, Mr. Shrewsbury had advanced an aggregate of $124,637 and $43,337, respectively, to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

PARK’S LEASE

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. (“Masada”). Mr. Bobby S. Feller is the owner of Masada and a member of the Company’s board. The Parks lease purchased from Masada covered 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%.On January 28, 2011, TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease. As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company agreed to relinquish an 8.5% working interest which it had in a different lease, pay the sum of $10,400 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by Park’s lease future production. On March 25, 2014, the storage building was sold for $18,000. The note receivable balance as of September 30, 2015 and 2014 were $29.983 and 31,289, respectively.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7– RELATED PARTY TRANSACTIONS-Continued

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

For the year ended September 30, 2015 and 2014, interest expense of $125,708 and $99,316, respectively, in the accompanying statements of operations, relates to the Consolidated Note and the revolving credit arrangement. Interest on the Consolidated Note payable for the amount of $159,452 and $59,452 has been accrued as of September 30, 2015 and 2014, respectively..

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and some warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 2, 2014 the parties agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2015 and 2014, such trucking company was paid $62,975 and $65,280, respectively, for such trucking services, which were included in our cost of sales amount.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2015 and 2014 the amounts of such commission were $31,423 and $11,745, respectively.

ACCRUED OFFICER’S SALARY

As of September 30, 2015 and 2014, the Company had accrued and unpaid an amount of $451,743 due to Jose Fuentes, CFO as payment for past services.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS-Continued

ADVANCES FROM STOCKHOLDER AND OFFICER

Included in the financial statements as of September 30, 2015 and 2014 are advances from stockholder and officer of $124,637 and $43,337, respectively. On February 25, 2014 Mr. Shrewsbury agreed to consolidate accrued loan interest due to him in the amount of $385,846 into the principal amount of the Consolidated Note.

	September	September
	2015	2014

Beginning Balance	$43,337	$499,583
Proceeds from Stockholer/Officer advances	127,300	34,450
Warehouse rental from officer/stockholder	–	18,000
Repayment of stockholder advances	(46,000)	(122,850)
Transfer to consolidated note	–	(385,846)
Ending Balance	$124,637	$43,337

NOTE 8 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non-cash investing and financing activities during the years ended September 30, 2015 and 2014:

	2015	2014

Accrued interest exchanged for note payable to stockholder	$-	262,157

Advances from stockholder exchanged for note payable to stockholder	$-	385,846

NOTE 9 – BANK LINE OF CREDIT

On November 7, 2012, the Company obtained a line of credit for the approximate amount of $250,000 from a bank. The line of credit was secured by a priority security interest in the Company’s inventory, and matured on November 7, 2013 and was subsequently extended to November 7, 2014. Interest on the line of credit was payable monthly and was calculated on the basis of an independent variable indexed rate which is currently 3.25% per annum. The line of credit was guaranteed as to principal and interest, and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by the Company were subordinated to the bank line of credit including with regard to the Company’s inventory and assets. On August 26, 2014 the line of credit amount was increased to $750,000 and would mature on November 7, 2015. The new line of credit had substantially the same terms as the original line of credit, was secured by the Company’s inventory and accounts receivable and guaranteed as to principal and interest, and all collection costs and legal fees, by Mr. Shrewsbury. The line of credit balance as of September 30, 2015 and 2014 was $712,449 and $548,500, respectively.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATION OF RISKS

Significant Customers

At September 30, 2015 and 2014, the Company had the following customer concentration:

			Percentage of
			Accounts Receivable
	Percentage of Sales (1)		trade, net
	September 30,	September 30,	September 30,	September 30,
	2015	2014	2015	2014

Customer A	23	21	21	18

Customer B	16	14	7	8

Customer C	10	*	24	*

Customer D	10	*	5	*

Customer E	9	*	21	*

*=Less than 5%

(1) Represents customers with annual sales of $200,000 or higher as of September 30, 2015.

NOTE 11 – SUBSEQUENT EVENTS

On December 3, 2015, the Company entered into a new loan agreement with Town Square Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020.

During the term of the loan, the Company has agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391,896. Early repayment of amounts due under the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – SUBSEQUENT EVENTS-Continued

An event of default under the loan will occur upon the occurrence of any of the following events:

•	the Company fails to make any payment when due under the loan;
•	the Company fails to comply with any term, obligation, covenant or condition in the loan documents or any other agreement between the bank and the Company:
•	the Company defaults under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the note or perform its obligation under the note or related documents;
•	a warranty, representation or statement made to the bank under the loan document is or becomes materially false or misleading;
•	the dissolution or termination of the Company’s existence, or its insolvency, the appointment of a receiver for any part of its property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company;
•	the commencement of foreclosure or forfeiture proceedings by any creditor or any governmental agency against any collateral securing the loan;
•	any of the preceding events occurs with respect to any loan guarantor;
•	a 25% or more change in the ownership of the Company’s common stock;
•	a material adverse change in the Company’s financial condition, or the bank believes the prospect of payment or performance of the loan is impaired ; or
•	the bank in good faith believes itself insecure.

The loan agreements contain certain affirmative covenants, including an obligation to: notify the bank of a material adverse change in the Company’s financial condition and of any threatened litigation or claim or other proceeding which could materially affect the Company’s financial condition; maintain certain liability insurance in amounts acceptable to the bank; maintain qualified executive and management personnel; comply with applicable environmental laws and perform environmental studies required by the bank; and certify annually to the bank compliance with the representations and warranties in the bank loan documents. The loan agreements contain certain other customary covenants and conditions.

In addition, the loan agreements contain certain negative covenants, including that the Company will not, without the bank’s consent:

•	incur any indebtedness other than to the bank or for trade debt incurred in the ordinary course;
•	sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of its assets, except for permitted liens;
•	sell its accounts receivable, except to the bank;
•	engage in business activities substantially different from the Company’s current activities;
•	cease operations, liquidate, merge, transfer, acquire or consolidate with another entity, change the Company’s name, dissolve, or sell the inventory or accounts receivable secured under the loan;
•	pay any dividend other than in stock;
•	lend money, invest or advance money or assets to another person or entity;
•	purchase, create or acquire an interest in any other entity;
•	incur any obligation as a surety or guarantor other than in the ordinary course; or
•	enter into any agreement containing any provision which would be violated or breached by the performance of the Company’s obligations under the loan agreements.

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all claims due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury.

ITEM 9.             CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

As of the end of the period covered by this Report, the Chief Executive Officer and Chief Financial Officer of the Company (the “Certifying Officers”) conducted evaluations of the Company’s disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the term “disclosure controls and procedures” means controls and other procedures of an issuer that are designed to ensure the information required to be disclosed by the issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s (“SEC”) rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under Section 13(a) or 15(d) of the Exchange Act is accumulated and communicated to the issuer’s management, including the Certifying Officers, to allow timely decisions regarding required disclosure.

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

The Company’s internal control over financial reporting is a process designed by, and under the supervision of, its principal executive and principal financial officers, or persons performing similar functions, and effected by the Company’s board of directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal controls over financial reporting include those policies and procedures that (i) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on the framework in the 1992 Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of September 30, 2015, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our current executive officers and directors:

Name	Age	Title
William L. Shrewsbury	71	Chairman of the Board, Chief Executive Officer, and Director
Jose Fuentes	68	Chief Financial Officer
Martin Lipper	81	Director
Bobby S. Fellers	65	Director

Biographical information with respect to our current executive officers and directors is set forth below. There are no family relationships between any executive officer or director and any other executive officer or director.

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

Martin Lipper, Director. Mr. Lipper became a director on December 24, 2007. Since 2010, Mr. Lipper has been a Managing Director of Greenstone Holdings Group LLC. From November 2006 to March 2009, Mr. Lipper served as Senior Vice President and Research Director of Baron Group U.S.A. Mr. Lipper also serves as a director of Polydex Pharmaceutical, Inc., a publicly traded chemical manufacturing company for the drug industry. Mr. Lipper began his career on Wall Street as a securities analyst. He joined the Bank of New York and was the senior bank insurance and finance analyst. Subsequently, he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics. Mr. Lipper is a Korean War Veteran who graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics.

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

Audit, Nominating, Compensation and Other Board Committees

The board of directors of the Company has not established an audit, nominating, compensation or other board committee although it may do so in the future. Also, the Company has not appointed an “audit committee financial expert” although it may do so in the future. During 2015, the board appointed a special committee to review and consider a related party transaction.

The Board of Directors

The board oversees our business affairs and monitors the performance of management. During the year ended September 30, 2015, the board held one board meeting. Messrs Shrewsbury, Lipper and Fellows attended such meeting. In addition, a special committee of our board held one meeting. All of the members of such committee attended such meeting.

Independence of Directors

Our shares of common stock are quoted on the OTC Markets Group, Inc.’s OTCQB. As such we are not subject to certain corporate governance requirements applicable to companies listed on a national securities exchange. For purposes of determining the “independence” of our directors, we have adopted the definition in the NYSE MKT Company Guide. We have determined that we have two directors that are “independent” within the meaning set forth in the NYSE MKT’s Company Guide. Mr. Shrewsbury is our CEO and Chairman. For a company of our size and management resources, we believe that the CEO is in the best position to focus the independent directors’ attention on the issues of greatest importance to the Company and its stockholders and we believe that splitting the roles of CEO and Chairman may have the consequence of making our management and governance processes less effective than they are today through duplication of the lines of accountability and responsibility for matters. Periodically, our board of directors intends to review such policy.

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

Section 16(a) Beneficial Ownership Compliance and Reporting

Section 16(a) of the Exchange Act requires our executive officers and directors, and persons who own more than ten percent of our common stock, to file reports of ownership and changes in ownership of our common stock with the SEC. Officers, directors, and greater-than-ten-percent stockholders are required by SEC regulations to furnish us with copies of all Section 16(a) reports they file.

Based solely upon our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act, we believe that except as set forth below, all such forms required to be filed were timely filed by our executive officers, directors, and security holders required to file the forms during the fiscal year ended September 30, 2015.

On June 18, 2015, Mr. Shrewsbury filed a Form 4 that was not filed timely to report an aggregate of four transactions not previously reported. On October 10, 2015, Mr. Shrewsbury filed a Form 4 that was not filed timely to report an aggregate of six transactions not previously reported. All of such reported transactions in our shares would have been eligible for deferred reporting by Mr. Shrewsbury on Form 5 in accordance with Section 16(a) and the rules promulgated thereunder. Mr. Bobby Fellers has not filed an initial report on Form 3 and has not filed a Form 4 or Form 5 to report one transaction

Code of Ethics

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

The following table provides information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and one former “named executive officer” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
William L. Shrewsbury	2014	$60,000	—	—	$14,971	-	—	$24,000	$98,971
CEO and Chairman	2015	$60,000	—	—	—	—	—	$24,000	$84,000

Jose Fuentes	2014	104,000	—	—	—	—	—	—	104,000
Chief Financial Officer	2015	104,000	—	—	—	—	—	—	104,000

(1)	Represents salaries paid during the years ended September 30, 2015, and 2014. In May 2013, Mr. Shrewsbury commenced receiving a monthly salary of $5,000. Mr. Fuentes receives an annual salary of $104,000.
(2)	On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date authorized by the Board of Directors, February 21, 2014. The options expire on March 31, 2017.
(3)	Represent lease payments payable pursuant to a lease agreement between the Company and Mr. Shrewsbury and Mrs. Shrewsbury. Management believes that the current rental is below market value for similar warehouse and land space.

The Company does not have an employment agreement with either Mr. Shrewsbury or Mr. Fuentes. The salaries of our officers are recommended by the CEO to the board of directors and subject to their review and approval and are determined on the basis of current market and other conditions and the cash resources available to us. We do not provide any employee benefit programs to our employees other than a periodic grant of options and warrants. The grant of options or warrants to our officers and directors and the terms of such warrants are recommended by the CEO to the board of directors and subject to their review and approval.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable common stock purchase options as of September 30, 2015.

Name	Option Awards
	Number of securities underlying unexercised options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised
	Exercisable		Unexercisable	Unearned Options	Option Exercise Price	Option Expiration Date
William L. Shrewsbury	500,000	(1)	—	—	$0.0924	March 31, 2017

(1)	The options were granted on February 25, 2014, and became exercisable on April 1, 2014.

Director Compensation

The following table sets forth the compensation paid to our directors during the years ended December 31, 2015, and 2014.

DIRECTOR COMPENSATION
		Fees Earned
		or	Options	All Other
		Paid in Cash	Awards	Compensation	Total
Name and Position	Year	$	$	$	$

Bobby S. Fellers	2014	0	0	0	0
	2015	0	0	0	0

Martin Lipper	2014	23,500	0	0	23,500
	2015	30,250	0	0	30,250

During fiscal 2015, we paid aggregate compensation of $30,250 to Mr. Lipper ($23,500 for 2014), for attending quarterly meetings at the Company’s principal offices related to its business and operations, and, on behalf of the board of directors, for oversight of the appointment, compensation, and work of the Company’s independent registered public accountant.

ITEM 12.            SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table shows, as of December 30, 2015, beneficial ownership of our common stock by: (i) each person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and our named executive officers, and (iii) all of our directors and named executive officers as a group. As of December 30, 2015, 48,053,084 shares of our common stock were issued and outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Beneficially Owned

William L. Shrewsbury Chairman, CEO and director	11,037,651	(2)	22.73%

Jose Fuentes Chief Financial Officer	500,000		1.04%

Martin Lipper Director	561,666	(3)	1.17%

Bobby S. Fellers Director	0		*

All executive officers and directors as a group (4 persons)	12,099,317	(2)(3)	24.92%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by “voting power” and/or “investment power” with respect to securities. Unless otherwise noted, all shares of our common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options, warrants or convertible securities held by such person or entity that are exercisable or convertible within 60 days from the date hereof have been exercised or converted as the case may be. All addresses, except as noted, are c/o TX Holdings, Inc., 12080 Virginia Boulevard, Ashland, Kentucky 41102.

(2)	Includes 500,000 shares issuable upon exercise of options that expire on March 31, 2017. The options are exercisable at a price of $0.0924 per share.

(3)	Includes 175,000 shares owned beneficially and of record by Mr. Lipper’s spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

Except as set forth below, we have not been a party to any transaction in which the amount involved in the transaction exceeded or will exceed the lesser of $120,000 or one percent of the average of our total assets as at the year-end for the last two completed fiscal years and in which any of our directors, executive officers or beneficial holders of more than 5% of our capital stock, or any immediate family member of, or person sharing the household with, any of these individuals, had or will have a direct or indirect material interest.

Bank Loan Guarantee by Our CEO

Under the terms of a business loan agreement, originally entered into on November 7, 2012, and as amended through August 26, 2014, we obtained a secured revolving line of credit in the amount of $750,000 from Town Square Bank. Interest on the loan was payable monthly in arrears. Interest under the loan is variable and was based upon Wall Street Journal Prime Rate. An event of default under the loan would have occurred if or upon the occurrence of any of the following events:

•	the Company failed to make any payment when due under the loan;
•	the Company failed to comply with any term obligation, covenant or condition in the loan document or any other agreement between the bank and the Company;
•	the Company defaulted under any loan or similar agreement, purchase or sales agreement or any other agreement with any creditor that materially affected the Company’s property or its ability to repay the loan or perform its obligations under the loan documents.
•	a statement, representation or warranty made by the Company in the loan documents is or becomes materially false or misleading;
•	the dissolution, termination or insolvency or occurrence of a bankruptcy event with respect to the Company;
•	the commencement of foreclosure with regard to any property securing the loan;
•	any of the preceding events occurs with respect to a loan guarantor;
•	a 25% or more change in the ownership of the stock of the Company;
•	a material adverse change in the financial condition of the Company ; or
•	the bank in good faith believes itself insecure.

The line of credit was secured by a priority security interest in our inventory and accounts receivable and matured on November 7, 2015. Interest on the line of credit was payable monthly and was calculated on the basis of a variable index. The loan was guaranteed as to principal, interest and all collection costs and legal fees by Mr. Shrewsbury. All notes and other indebtedness due to Mr. Shrewsbury by us were subordinated to the bank loan including with regard to our inventory and assets. The loan agreement contained other customary covenants and provisions, and contained certain events of default.

On December 3, 2015, we entered into a new loan agreement with Town Square Bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020.

During the term of the loan, we have agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391,896. Early repayment of amounts due under the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

An event of default under the loan will occur upon the occurrence of any of the following events:

•	we fail to make any payment when due under the note;
•	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement between the bank and the Company:
•	we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the note or perform its obligation under the note or related documents;
•	a warranty, representation or statement we made to the bank under the loan document is or becomes materially false or misleading;
•	the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;
•	the commencement of foreclosure or forfeiture proceedings by any creditor of ours or any governmental agency against any collateral securing the loan;
•	any of the preceding events occurs with respect to any loan guarantor;
•	a 25% or more change in the ownership of our common stock;
•	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired ; or
•	the bank in good faith believes itself insecure.

The loan agreements contain certain affirmative covenants, including an obligation to: notify the bank of a material adverse change in our financial condition and of any threatened litigation or claim or other proceeding which could materially affect our financial condition; maintain certain liability insurance in amounts acceptable to the bank; maintain qualified executive and management personnel; comply with applicable environmental laws and perform environmental studies required by the bank; and certify annually to the bank compliance with the representations and warranties in the bank loan documents. The loan agreements contain certain other customary covenants and conditions.

In addition, the loan agreements contain certain negative covenants, including that we will not, without the bank’s consent:

•	incur any indebtedness other than to the bank or for trade debt incurred in the ordinary course;
•	sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of our assets, except for permitted liens;
•	sell our accounts receivable, except to the bank;
•	engage in business activities substantially different from our current activities;
•	cease operations, liquidate, merge, transfer, acquire or consolidate with another entity, change our name, dissolve, or sell the inventory or accounts receivable secured under the loan;
•	pay any dividend other than in stock;
•	lend money, invest or advance money or assets to another person or entity;
•	purchase, create or acquire an interest in any other entity;
•	incur any obligation as a surety or guarantor other than in the ordinary course; or
•	enter into any agreement containing any provision which would be violated or breached by the performance of our obligations under the loan agreements.

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO.

Advances and Loans from Our CEO

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

An event of default will occur under the Consolidated Note upon:

•	the Company’s failure to pay when due any principal or interest under the Consolidated Note;
•	the violation by the Company of any covenant or agreement contained in the Consolidated Note, the Exchange Agreement or related transaction documents;
•	an assignment for the benefit of creditors by the Company;
•	the application for the appointment of a receiver or liquidator for the Company or for property of the Company;
•	the filing of a petition in bankruptcy by or against the Company;
•	the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000;
•	a default by the Company with respect to any other indebtedness or with respect to any installment debt whether or not owing to Mr. Shrewsbury;
•	the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company;
•	the termination of existence or the dissolution of the Company;
•	the death of Mr. Shrewsbury; or the failure to pay when due any premium under the key man policy required to be purchased on the life of Mr. Shrewsbury under the Exchange Agreement.

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

As of September 30, 2015, Mr. Shrewsbury had advanced an aggregate of $124,637 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2015, the Company also has a payable of $12,000 to Mr. Shrewsbury for warehouse storage rental.

Mr Shrewsbury has agreed that the Consolidated Note and advances and other claims due from the company to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

Lease Agreement

On November 2012, the Company entered into a lease agreement with Mr. Shrewsbury and Mrs. Shrewsbury, Mr. Shrewsbury’s wife, pursuant to which they agreed to lease to the Company certain office space and certain warehouse space and land to store the Company’s inventory. The lease commenced on October 1, 2012 had a two year term and the option to extend the lease on the same terms for up to an additional 24 months upon written notice at least 30 days prior to the end of the lease. On September 1, 2014, the parties agreed to extend the lease for an additional two years to August 31, 2016. The lease rental is $2,000 per month payable on the first of each month. As of September 30, 2015, the Company had accrued and unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $12,000. Accordingly, our lease with Mr. and Mrs. Shrewsbury may be deemed to be in default. As of the date of this report, we have not received a notice of termination of the lease.

Freight Charges

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2015 and 2014, such trucking company was paid $62,975 and $65,280, respectively, for such trucking services. Management believes that the freight charges of such trucking company are at or below market rates for such services.

Commission Charges

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2015 and 2014 the amounts of such commission were $31,423 and $11,745, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Turner, Stone & Company, L.L.P., for each of the last two fiscal years.

ACCOUNTING FEES AND SERVICES	2015	2014

Audit fees	$46,186	$47,049
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$46,186	$47,049

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

All other Fees

All other fees represent the aggregate fees billed for products and services reported in the other categories. There were no such fees in either fiscal 2015 or fiscal 2014.

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

The following are filed as part of this report commencing on page 25:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at September 30, 2015 and 2014

Consolidated Statements of Operations for the years ended September 30, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014

(a)	Exhibits

The following exhibits are filed or “furnished” herewith.

Incorporated by Reference From
Exhibit No.	Description	Exhibit	Form	Filing Date	Filed/ “Furnished” Herewith
3.1	Articles of Incorporation.		10-K	12/3/13

3.2	Articles of Amendment to Articles of Incorporation, dated January 17, 2003.				X

3.3	Articles of Amendment to Articles of Incorporation, dated July 25, 2005.		10-Q	05/03/2013

3.4	Articles of Amendment to Articles of Incorporation, dated December 24, 2007.		10-Q	05/03/2013

3.5	By-Laws.		10-KSB	01/14/2003

4.1	Form of Common Stock Certificate.		10-K	12/3/13

10.1	Lease Agreement, dated November 19, 2012, by and among registrant and William Shrewsbury and Peggy Shrewsbury.		10-Q	05/03/2013

10.2	Business Loan Agreement and Exhibits, dated August 26, 2014, by and between registrant and Home Federal Savings and Loan Association.		10-K	12/3/13

10.3	Warehouse Lease Extension, dated September 1, 2014, by and among the Company and William L. Shrewsbury and Peggy Shrewsbury.		10-K	11/18/14

10.4	Consolidated Secured Promissory Note, dated February 25, 2014, issued to William L. Shrewsbury.		8-K	2/28/14

10.5	Non-Qualified Stock Option Agreement, dated February 25, 2014, issued to William L. Shrewsbury.		8-K	2/28/14

10.6	Business Loan Agreement and Exhibits, dated December 3, 2015, by and between registrant and Town Square Bank				X

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officer.				X

21	List of Subsidiaries.				X

24.1	Power of Attorney - included on signature page.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)				X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)				X

101.INS	XBRL Instance Document **				X

101.SCH	XBRL Taxonomy Extension Schema Document **				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **				X

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury
William L. Shrewsbury
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Shrewsbury and Jose Fuentes, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended September 30, 2015, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Shrewsbury	Chairman of the Board, Chief Executive Officer and Director	December 29, 2015
William L. Shrewsbury	(Principal Executive Officer)

/s/ Jose Fuentes	Chief Financial Officer	December 29, 2015
Jose Fuentes	(Principal Financial and Accounting Officer)

/s/ Martin Lipper	Director	December 29, 2015
Martin Lipper
	Director	December 29, 2015

Bobby Fellers

