Form 10-K/A
period 2015-09-30
TX Holdings, Inc.
filed 2016-01-05
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K/A

Amendment No. 1

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2015

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from __________ to __________

Commission File No. 000-32335

TX HOLDINGS, INC.
(Exact Name of Registrant as Specified in its Charter)

Georgia	58-2558702
(State or Other Jurisdiction of Incorporation or	(I.R.S. Employer Identification No.)
Organization)

12080 Virginia Blvd., Ashland, KY 41102	(606) 928-1131
(Address of Principal Executive Offices and Zip Code)	(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Securities Exchange Act:

Title of Each Class	Name of Each Exchange on Which Registered

None	None

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

DOCUMENTS INCORPORATED BY REFERENCE

None

EXPLANATORY NOTE

This Amendment No. 1 on Form 10-K/A (“Amendment”) to TX Holdings, Inc.’s (“Company”) Annual Report on Form 10-K for the year ended September 30, 2015, originally filed with the Securities and Exchange Commission (“SEC”) on December 29, 2015 (“Original Filing”), is being filed for the purpose of including a revised Report of Independent Registered Public Accounting Firm with regard to the Company’s consolidated financial statements for the years ended September 30, 2015 and 2014, which inadvertently omitted “consolidated” in certain sections of such report.

For purposes of this Amendment, and in accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (“Exchange Act”), Items 8 and 15 of the Original Filing are being amended hereby in their entirety.

As required pursuant to Rule 12b-15 under the Exchange Act, new certifications of our principal executive officer and principal financial officer pursuant to Section 302 and Section 906 of the Sarbanes-Oxley Act of 2002 are being filed as exhibits to this Amendment.

Except as described above, this Amendment does not modify, amend, or update in any way any other information set forth in the Original Filing. The Original Filing as amended by this Amendment continues to speak as of the date the Original Filing was filed with the SEC. This Amendment does not reflect events that may have occurred subsequent to the date the Original Filing was filed with the SEC. Accordingly, this Amendment should be read in conjunction with the Original Filing and other reports we file from time to time with the SEC subsequent to the date the Original Filing was filed with the SEC.

Capitalized terms used in this Amendment but not otherwise defined in this Amendment have the meanings set forth in the Original Filing.

PART II

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated balance sheets as of September 30, 2015 and 2014 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit and consolidated cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

2

TX HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS - TABLE OF CONTENTS
For the Years Ended September 30, 2015 and 2014

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TX Holdings, Inc.

We have audited the accompanying consolidated balance sheets of TX Holdings, Inc. (the “Company”) as of September 30, 2015 and 2014 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has incurred significant losses from operations since inception and has a stockholders’ deficit, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

January 5, 2016

TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
ASSETS
Current assets:
Cash and cash equivalents	$61,564	$72,784
Accounts receivable, net of allowance for doubtful accounts of $13,643 and $32,343, respectively	585,043	502,617
Inventory	2,223,037	2,762,535
Commission advances	48,338	–
Note receivable-current	10,000	10,000
Other current assets	27,674	45,327
Total current assets	2,955,656	3,393,263

Inventory, non-current (Note 1)	300,000	–
Property and equipment, net (Note 2)	66,575	72,530
Note receivable, less current portion	19,983	21,289
Other	500	–

Total Assets	$3,342,714	$3,487,082

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$696,624	$606,099
Accounts payable	946,576	1,054,556
Advances from officer (Note 7)	124,637	43,337
Bank-line of credit (Note 9 and 11)	712,449	548,500
Total current liabilities	2,480,286	2,252,492

Note payable to offier (Note 7)	2,000,000	2,000,000
Total Liabilities	4,480,286	4,252,492

Commitments and contingencies (Notes 6 and 7)

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at September 30, 2015 and 2014	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,320,982
Accumulated deficit	(14,752,711)	(14,380,202)
Total stockholders' deficit	(1,137,572)	(765,410)

Total Liabilities and Stockholders' Deficit	$3,342,714	$3,487,082

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

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2015 and 2014

	September 30,	September 30,
	2015	2014
Cash flows used in operating activities:
Net income (loss)	$(372,509)	$341,300
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	10,104	9,679
Bad debt expense	13,643	18,350
Gain on extinguishment of accounts payable	–	(93,167)
Stock-based compensation	347	16,702
Gain on disposal of fixed assets	–	(10,807)
Other assets	(500)	200
Changes in operating assets and liabilities:
Accounts receivable	(96,069)	(95,037)
Inventory	539,498	(912,548)
Commission advances	(48,338)	3,546
Other current assets	17,653	(22,052)
Inventory, non-current	(300,000)	–
Accrued liabilities	72,525	71,538
Accounts payable	(107,980)	362,376
Stockholder/officers advances for operations	18,000	18,000
Net cash used in operating activities	(253,626)	(291,920)

Cash flows used in investing activities:
Proceeds received from disposal of fixed assets	–	18,000
Notes receivable	1,306	6,091
Purchase of equipment	(4,149)	(46,015)
Net cash used in investing activities	(2,843)	(21,924)

Cash flows provided by financing activities:
Proceeds from bank line of credit	163,949	300,000
Proceeds from stockholder/officer advances	127,300	34,450
Repayment of stockholder/officer advances	(46,000)	(122,850)
Net cash provided by financing activities	245,249	211,600

Decrease in cash and cash equivalents	(11,220)	(102,244)
Cash and cash equivalents at end of year beginning of year	72,784	175,028

Cash and cash equivalents at end of year	$61,564	$72,784
Supplemental Cash Flow Disclosure

Interest Paid	$23,575	$10,798

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

BUSINESS

TX Holdings, Inc., a Georgia corporation (the "Company" ), is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail products to United States’ coal mining companies and operators for use in their extraction and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from the Company’s principal business location in Ashland, Kentucky.

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

NOTE 5 - STOCKHOLDERS' DEFICIT

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

NOTE 5 - STOCKHOLDERS' DEFICIT-Continued

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

PARK’S LEASE

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada”). Mr. Bobby S. Feller is the owner of Masada and a member of the Company’s board. The Parks lease purchased from Masada covered 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%.On January 28, 2011, TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease. As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company agreed to relinquish an 8.5% working interest which it had in a different lease, pay the sum of $10,400 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest on the Parks lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by Park’s lease future production. On March 25, 2014, the storage building was sold for $18,000. The note receivable balance as of September 30, 2015 and 2014 were $29.983 and 31,289, respectively.

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

PART IV

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report commencing on page4:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at September 30, 2015 and 2014

Consolidated Statements of Operations for the years ended September 30, 2015 and 2014

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended September 30, 2015 and 2014

Consolidated Statements of Cash Flows for the years ended September 30, 2015 and 2014

(b)	Exhibits

The following exhibits are filed or “furnished” herewith.

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed/ “Furnished” Herewith
3.1	Articles of Incorporation.	10-K	12/3/13

3.2	Articles of Amendment to Articles of Incorporation, dated January 17, 2003.	10-K	12/29/15

3.3	Articles of Amendment to Articles of Incorporation, dated July 25, 2005.	10-Q	05/03/2013

3.4	Articles of Amendment to Articles of Incorporation, dated December 24, 2007.	10-Q	05/03/2013

3.5	By-Laws.	10-KSB	01/14/2003

4.1	Form of Common Stock Certificate.	10-K	12/3/13

10.1	Lease Agreement, dated November 19, 2012, by and among registrant and William Shrewsbury and Peggy Shrewsbury.	10-Q	05/03/2013

10.2	Business Loan Agreement and Exhibits, dated August 26, 2014, by and between registrant and Home Federal Savings and Loan Association.	10-K	12/3/13

10.3	Warehouse Lease Extension, dated September 1, 2014, by and among the Company and William L. Shrewsbury and Peggy Shrewsbury.	10-K	11/18/14

10.4	Consolidated Secured Promissory Note, dated February 25, 2014, issued to William L. Shrewsbury.	8-K	2/28/14

10.5	Non-Qualified Stock Option Agreement, dated February 25, 2014, issued to William L. Shrewsbury.	8-K	2/28/14

10.6	Business Loan Agreement and Exhibits, dated December 3, 2015, by and between registrant and Town Square Bank	10-K	12/29/15

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officer.	10-K	12/29/15

21	List of Subsidiaries.	10-K	12/29/15

24.1	Power of Attorney.	10-K	12/29/15

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

101.INS	XBRL Instance Document **	10-K	12/29/15

101.SCH	XBRL Taxonomy Extension Schema Document **	10-K	12/29/15

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **	10-K	12/29/15

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **	10-K	12/29/15

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **	10-K	12/29/15

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **	10-K	12/29/15

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TX HOLDINGS, INC.

Dated: January 5, 2016	By:	/s/ William L. Shrewsbury
William L. Shrewsbury
Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Shrewsbury	Chairman of the Board, Chief Executive Officer and Director	January 5, 2016
William L. Shrewsbury	(Principal Executive Officer)

/s/ Jose Fuentes	Chief Financial Officer	January 5, 2016
Jose Fuentes	(Principal Financial and Accounting Officer)

/s/ Martin Lipper	Director	January 5, 2016
Martin Lipper

Director
Bobby Fellers

