Form 10-Q
period 2015-12-31
TX Holdings, Inc.
filed 2016-01-25
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2015

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒  NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒  NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definitions of “large accelerated filer, “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐

Smaller reporting company ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

On January 25, 2016, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED DECEMBER 31, 2015

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report as well as information relating to us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and other applicable law, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	cyclical economic conditions affecting the coal mining industry and competitive pressures and changes affecting the coal mining industry, including demand for coal;

•	general economic conditions, including those affecting the domestic and global coal mining industry generally;

•	changes in environmental laws and regulations or their interpretation and enforcement as they affect the mining industry and, in particular, the coal mining industry.

•	our ability to generate cash from operations, obtain funding on favorable terms and manage our liquidity needs;

•	challenges arising from acquisitions or our development and marketing of new products;

•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;

•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;

•	statements about expected future sales trends for our products;

•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;

•	other statements about our plans, objectives, expectations and intentions; and

•	other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2015, Part II, Item 1A – Risk Factors of this report, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, and elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. The absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2015, and Part II, Item 1A – Risk Factors of this report. You should carefully consider the factors described in Part II, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2015, and Part II, Item 1A – Risk Factors of this report, in evaluating our forward-looking statements.

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

3

We obtained certain statistical data, market data and other industry data and forecasts used in this Form 10-Q from publicly available information. While we believe that such data is reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information.

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements

TX HOLDINGS, INC. CONSOLIDATED BALANCE SHEETS December 31, 2015 and September 30, 2015

	Unaudited
	December 31,	September 30,
	2015	2015
ASSETS
Current assets:
Cash and cash equivalents	$2,000	$61,564
Accounts receivable, net of allowance for doubtful accounts of $13,643 at December 31, 2015 and September 30, 2015	460,803	585,043
Inventory	2,467,268	2,223,037
Commission advances	58,996	48,338
Note receivable-current	10,000	10,000
Other current assets	28,604	27,674
Total current assets	3,027,671	2,955,656

Inventory, non-current	300,000	300,000
Property and equipment, net	64,126	66,575
Note receivable, less current portion	19,983	19,983
Other	500	500
Total Assets	$3,412,280	$3,342,714

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accrued liabilities	$698,175	$696,624
Accounts payable	956,924	946,576
Advances from officer	157,637	124,637
Bank-Line of Credit	–	712,449
Bank-Term Loan	706,484	–
Total current liabilities	2,519,220	2,480,286

Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,519,220	4,480,286

Commitments and contingencies

Stockholders’ deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at December 31, 2015 and September 30, 2015	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(14,722,079)	(14,752,711)
Total stockholders’ deficit	(1,106,940)	(1,137,572)
Total Liabilities and Stockholders’ Deficit	$3,412,280	$3,342,714

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC. CONSOLIDATED STATEMENTS OF OPERATIONS For the Three Months Ended December 31, 2015 and 2014

	(Unaudited)
	December 31,	December 31,
	2015	2014

Revenue	$782,265	$640,788

Cost of goods sold	(543,846)	(523,346)

Gross profit	238,419	117,442

Operating expenses, except items shown separately below	120,702	153,764
Commission expense	27,831	40,573
Professional fees	21,346	40,097
Bad debt expense	1,926	–
Depreciation expense	2,449	2,816
Total operating expenses	174,254	237,250

Income (loss) from operations	64,165	(119,808)

Other income and (expense):
Other income	–	6,173
Interest expense	(33,533)	(31,648)

Total other income and (expense), net	(33,533)	(25,475)

Income (loss) before provision for income taxes	30,632	(145,283)

Provision for income taxes	12,283	–
Utilization of net operating loss carry forward	(12,283)	–

Net income (loss)	$30,632	$(145,283)

Net earnings (loss) per common share
Basic and Diluted	$–	$–

Weighted average of common shares outstanding-
Basic and Diluted	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT For the Three Months Ended December 31, 2015 (UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at
September 30, 2015	–	$–	48,053,084	$9,293,810	$4,321,329	$(14,752,711)	$(1,137,572)

Net income	–	–	–	–	–	30,632	30,632

Balance at
December 31, 2015	–	$–	48,053,084	$9,293,810	$4,321,329	$(14,722,079)	$(1,106,940)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC. CONSOLIDATED STATEMENTS OF CASH FLOWS For the Three Months Ended December 31, 2015 and 2014

	(Unaudited)
	December 31,	December 31,
	2015	2014
Cash flows used in operating activities:
Net income (loss)	$30,632	$(145,283)
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,449	2,816
Bad debt expense	1,926
Changes in operating assets and liabilities:
Accounts receivable	122,314	5,024
Inventory	(244,231)	10,069
Commission advances	(10,658)	(14,524)
Other current assets	(930)	(4,531)
Accrued liabilities	(4,449)	(5,896)
Accounts payable	10,348	1,777
Other assets	–	(500)
Stockholder/officers advances for operations	6,000	–
Net cash used in operating activities	(86,599)	(151,048)

Cash flows used in investing activities:
Notes receivable	–	1,306
Purchase of equipment	–	(2,408)
Net cash used in investing activities	–	(1,102)

Cash flows provided by financing activities:
Payment on Term Loan	(4,892)	–
Proceeds from bank line of credit	–	171,049
Repayment of bank line of credit	(1,073)	–
Proceeds from stockholder/officer advances	33,000	3,300
Repayment of stockholder/officer advances	–	(14,000)
Net cash provided by financing activities	27,035	160,349

Increase/(decrease) in cash and cash equivalents	(59,564)	8,199
Cash nd cash equivalents at beginning of period	61,564	72,784

Cash and cash equivalents at end of period	$2,000	$80,983

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$33,533	$31,648

Suppemental Schedule of Non-Cash investing and Financing Activities

Payments of line of credit through issuance of note payable	$711,376	$–

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

The balance sheet as of September 30, 2015, included herein was derived from audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2015. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2016.

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

GOING CONCERN CONSIDERATIONS

The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended September 30, 2015, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

NOTE 2 –ACQUISITIONS

On November 21, 2014, the Company acquired 100% ownership of The Bag Rack, LLC, a Kentucky limited liability company, from the Company’s CEO (who prior to the acquisition, owned a 50% of the membership interest in the acquired company) and the remaining membership interests from an unrelated third party. The acquired company had been recently established and was in the process of initiating the development and distribution of “The Bag Rack”, a unique patent pending device which enables bags with handles to be stored in the trunk of a car neatly and preventing content spillage. The transaction was completed with the Company paying a purchase price of $500.

The Bag Rack, LLC acquired all rights to the product shortly prior to the acquisition transaction. Since its formation and at the date of acquisition, the acquired company held no assets or liabilities other than rights to the product which were valued at $500 as they pertained to a new unproven product. In addition, the Company agreed to pay 20% of the net profit for each product sold to a customer by The Bag Rack LLC to the former pending patent holder and 20% of the net income, after payment to the former pending patent holder, to each of the two former member of The Bag Rack, LLC. The payments to the former pending patent holder and prior members of The Bag Rack LLC will be in perpetuity.

NOTE 3 – STOCKHOLDERS’ DEFICIT

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin is expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of December 31, 2015 Mr. Chafin has 200,000 warrants outstanding and unexercised and 150,000 warrants have expired pursuant to the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of December 31, 2015 and September 30, 2015, Mr. Shrewsbury had outstanding advances to the Company of $157,637 and $124,637, respectively. The advance bears no interest and is due on demand.

NOTES PAYABLE TO A STOCKHOLDER AND OFFICER

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of the indebtedness to Mr. Shrewsbury, including the principal due under a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by the disinterested members of the Board of Directors of the Company.

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the parties agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of December 31, 2015, the Company has made lease payments, since the beginning of the lease, in the amount of $84,000 and has an outstanding payable on the lease to Mr. Shrewsbury in the amount of $18,000.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months ended December 31, 2015 and 2014, such trucking company was paid $12,061 and $8,879, respectively, for such trucking services.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended December 31, 2015 and 2014 the commissions’ amounts were $3,045 and $2,120, respectively.

NOTE 5 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new loan agreement with the Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2015, the loan balance is $706,484.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following summary together with the more detailed information and financial statements and notes thereto and schedules appearing elsewhere in this report. Throughout this report when we refer to the “Company” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc., a Georgia corporation, and its subsidiaries.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report Form 10-K for the year ended September 30, 2015, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2015, and Part II, Item 1A – Risk Factors in this report.

Overview

We are in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies, rail and rail material directly and through other suppliers to the United States’ coal mining industry for use in their production and transportation processes. The products are supplied to the Company by certain manufacturers and suppliers and warehoused and distributed from our principal business location in Ashland, Kentucky.

We purchase mining supplies from several manufacturers and rail material from several suppliers of such products. The products are shipped to our warehouse in Ashland, Kentucky and then distributed to our customers. Our products are transported primarily by ground transportation to our customers. Shipping costs are born by our customers.

We distribute and sell our products through two independent sales agents who are compensated on a commissioned basis.

Revenue for the three months ended December 31, 2015, was $782,265 as compared to $640,788 for the same period in 2014, an increase of approximately 22%.

During the three months ended December 31, 2015, we had net income of $30,632 as compared to net loss of $145,283 for the same period in 2014.

At December 31, 2015, cash and cash equivalents were $2,000 compared to $61,564 at September 30, 2015.

Net cash used in operating activities was $86,599 during the three months ended December 31, 2015. Net cash used in operating activities during the same three month period in 2014 was $151,048.

There was no cash flow from investing activities for the three months ended December 31, 2015. Cash flow used in investing activities during the three months period ended December 31, 2014 was $1,102.

During the three months ended December 31, 2015, net cash provided by financing activities was $27,035 primarily due to cash advances from our CEO, William Shrewsbury. Cash flow provided by financing activities for the three months ended December 31, 2014 was $160,349 resulting primarily from the Company’s $171,049 drawdown from its line of credit.

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and we issued in exchange a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”). The principal and interest thereunder is due ten years from the date of issuance, the principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of December 31, 2015, Mr. Shrewsbury had also provided non-interest bearing advances to us of $157,637.

In November, 2012, we obtained a bank line of credit in the amount of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and account receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which it obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2015, the loan balance is $706,484.

We were incorporated in the State of Georgia in 2000.

Recent Acquisitions

On November 21, 2014, and with a view to diversifying its business, we acquired The Bag Rack, LLC. The acquired company owns all rights to a new product, “The Bag Rack” and was in the preliminary stages of developing the new product. The Bag Rack is a unique device that enables bags with handles to be stored in the trunk of a motor vehicle preventing the bags from tipping over and causing spillage. We expect to market and sell the new product online and through certain national retailers, distributors, and discount stores. The Bag Rack, LLC was acquired from Mr. Shrewsbury, our CEO and Mr. Rickie Hagan, the founding members of The Bag Rack, LLC, who each owned 50% of the company. In addition to a purchase price of $500, as consideration for the acquisition, we agreed to pay 20% of the net profits to each founding member (after royalty payment) of The Bag Rack. The Bag Rack has a provisional patent pending related to the new product and is obligated to pay a royalty to the original developer of the product equal to 20% of the net profit of each product sold.

RESULTS OF OPERATIONS

Three Months Ended December 31, 2015 Compared To Three Months Ended December 31, 2014

Revenues from Operations

Revenue for the three months ended December 31, 2015 was $782,265 as compared to $640,788 for the same period in 2014, an increase of $141,477 or 22.1%. The increase in revenue is attributable to higher sales demand during the current period.

Cost of Goods Sold

During the quarter ended December 31, 2015, our cost of goods sold was $543,846 as compared to cost of goods sold of $523,346 for the quarter ended December 31, 2014, an increase of $20,500 or 3.9%. The higher cost resulted from the increase in sales demand during the current period. As a percentage of sales, cost of goods sold decreased from 81.7% in 2014 to 69.5% during the current period, the 12.2% decrease is the direct result of lower cost purchases from a new supplier, sales of a product mix with relatively higher gross margin, and lower operating expenses during the current quarter.

Gross Profit

Gross profit for the period ended December 31, 2015 increased as a percentage of revenue to 30.5% from 18.3% for the same period of the prior year. The increase in gross profit resulted from lower cost of sales from lower cost purchase, sales of product mix with relatively higher gross margins, and lower operating expenses during the current quarter.

Operating Expenses

Operating expenses for the three months ended December 31, 2015 were $174,254 as compared to $237,250 for the three months ended December 31, 2014, a decrease of $62,996 or 26.6%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	12/31/2015	12/31/2014	$ Change	%Change
Operating Expense
Commission Expense	$27,831	$40,573	$(12,742)	(31.4)
Professional fees	21,346	40,097	$(18,751)	(46.8)
Depreciation expense	2,449	2,816	$(367)	(13.0)
Other operating expense	122,628	153,764	$(31,136)	(20.2)
Total	$174,254	$237,250	$(62,996)	(26.6)

Commission expense for the three months ended December 31, 2015 was $27,831 compared to $40,573 for the same period in 2014, a decrease of $12,742 or 31.4%. The lower commission is a direct result of the introduction of revised lower sales commission rates payable to our sales agent and a favorable adjustment to the prior year accrued commission resulting from the resignation of a sales agent.

Professional fees decreased $18,751 or 46.8% during the three months ended December 31, 2015, as compared to the same period in 2014. The lower professional fees result from lower legal fees of $15,084 and lower investor relations cost of $9,150 partially offset by higher advertising expense of $5,404.

Depreciation expenses decreased $367 or 13.0% during the quarter ended December 31, 2015, as compared to the same period in 2014.

During the three months ended December 31, 2015, other operating expenses of $122,628 decreased by $31,136 or 20.2% from $153,764 for the same period in 2014. The lower other operating expenses resulted primarily from lower travel expenses of $32,503 during the current quarter compared to higher costs from overseas travel during the three months ended December 31, 2014.

Income (loss) from operations

Income from operations for the quarter ended December 31, 2015 was $64,165 compared to loss from operations of $119,808 during the same period in 2014. When compared to the loss for the same period in the prior year, the income in the current period is the direct result of higher sales, lower product cost, sales of a product mix with relatively higher gross margins and lower operating expenses in the current period.

Other income and (expense)

Other income and expense for the three months ended December 31, 2015, reflected a net expense of $33,533 as compared to net expense of $25,475 for the quarter ended December 31, 2014, an increase of $8,058. Gain from scrap sales during the quarter ended December 31, 2014, account for a profit gain of $6,173.

Net Income or Loss

For the quarter ended December 31, 2015, net income was $30,632 compared to a net loss of $145,283 for the quarter ended December 31. 2014. Higher sales, lower product cost, sales of a product mix with relatively higher gross margin, and lower operating expenses in the current period account for the net income increase.

Net earnings (loss) per common share

The net income of $30,632 for the quarter ended December 31, 2015, as well as the net loss of $145,283 for the quarter ended December 31, 2014, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income and loss per share, respectively, of less than $0.01 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Three Months Ended
	12/31/2015	12/31/2014
Cash used in operating activities	$(86,599)	$(151,048)
Cash used in investing activities	–	(1,102)
Cash provided by financing activities	27,035	160,349
Net Increase (decrease) in cash	$(59,564)	$8,199

At December 31, 2015, we had cash and cash equivalents of $2,000 as compared to $61,564 at September 30, 2015, a decrease of $59,564 or 103.4%. The decrease in cash is the direct result of the net cash used for operating activities of $86,599. The decrease in cash was partially offset by stockholder/officer net advances of $33,000 during the three months ended December 31, 2015.

Cash Flows Used in Operating Activities

Net cash used in operating activities for the three months ended December 31, 2015, was $86,599 compared to cash used in operations of $151,048 in 2014, a decrease of $64,449.

During the three months ended December 31, 2015, we had net income of $30,632 as compared to a net loss of $145,283 for the same period during the prior year.

In the current quarter the company has non-cash expenses for depreciation of $2,449 and bad debt expense of $1,926.

A decrease in receivable of $122,314, an increase in accounts payable of $10,348 and an increase of stockholder/officers advances for operations of $6,000 during the period ended December 31, 2015, were more than offset by an increase in inventory of $244,231, an increase in commission advances of $10,658, an increase in accrued liabilities of $4,449, and an increase in other current assets of $930.

Cash Flows Used in Investing Activities

There was no cash flow from investing activities for the period ended December 31, 2015. During the comparable three month period in the prior year, we capitalized $2,408 incurred in refurbishing a new truck used for product delivery and, a $1,306 payment was received as a partial payment on the note receivable held by us arising from the sale of a previously owned oil lease.

Cash Flows Provided by Financing Activities

During the three months ended December 31, 2015, cash provided by financing activities was $27,035 compared to cash provided by financing activities of $160,349 during the same period in 2014. During the current three month period, the Company made payment on its term loan of $4,892, line of credit of $1,073 and received stockholder advances of $33,000. For the three months ended December 31, 2014, the Company repaid net advances of $10,700 and as a result of cash flows shortfalls, we had increased reliance on advances from Mr. Shrewsbury to fund operations. Also, we financed our operation during the three-months period ended December 31, 2014, by drawing-down $171,049 under our bank credit line.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased our existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in our inventory and accounts receivable and matured on November 7, 2015. Interest on the line of credit was payable monthly and was calculated on the basis of a variable index. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2015, the loan balance is $706,484. The current rate of interest under the loan is 3.25% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

On February 25, 2014, we and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of amounts due to Mr. Shrewsbury, including $1.062 million due under a Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012, $289,997 due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement a Secured Consolidated Note (“Consolidated Note”) for such amount. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum, principal and interest are repayable ten years from February 25, 2014, and it is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury.

During the three months ended December 31, 2015, we received $33,000 cash advance from Mr. Shrewsbury, bringing the total outstanding advance balance to $157,637. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Financial Condition and Going Concern Uncertainties

Except for each of the six consecutive quarters ended June 30, 2014 and the current three months period, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan in connection with the financing of its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our future operations.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2015, contained an explanatory paragraph wherein they expressed an opinion that there is a substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of December 31, 2015, we had cash and cash equivalents of $2,000 as compared to $61,564 as of September 30, 2015. The decrease in cash as of December 31, 2015, results from an increase in working capital arising from management’s decision to increase inventory levels in anticipation of higher sales demand. The higher inventory was partially offset by a decrease in receivables. During the current quarter, we had also a net increase in advances from Mr. Shrewsbury.

Our accounts receivable were $460,803 as of December 31, 2015, as compared to $585,043 as of September 30, 2015, a decrease of $124,240 or 21.2%. The lower December 31, 2015 receivable balance is the direct result of a late payment due by a major customer in the prior quarter, received in the current quarter.

Inventory was $2,467,268 as of December 31, 2015 as compared to $2,223,037 as of September 30, 2015, an increase of $244,231 or 11.0%. The higher inventory is attributable to an anticipated increase in sales demand.

During the three months ended December 31, 2015, our accumulated deficit decreased from $14,752,711 to $14,722,079, a decrease of $30,632 or 0.2%. Reported net income due to higher sales of a product mix with relatively higher gross margin and lower operating expenses during the three months ended December 31, 2015.

During the three months ended December 31, 2015, the Company’s net income was $30,632 compared to a net loss of $145,283 for the comparable period in 2014. The net income variance can be directly attributed to higher sales of a product mix with relatively higher gross margins and lower operating expenses.

Currently, in addition to funds utilized to purchase inventory, we are spending approximately $60,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, the loans and advances provided by Mr. Shrewsbury and the loan provided by the bank to be sufficient to fund the Company operations during the next 12 months.

We continue to rely substantially upon financings provided by Mr. Shrewsbury and a bank loan to fund our operations. The terms of such financings are discussed below.

BANK LOAN

Under the terms of a business loan agreement, originally entered on November 7, 2012, and as amended through August 26, 2014, we obtained a secured revolving line of credit in the amount of $750,000 from Town Square Bank. Interest on the loan was payable monthly in arrears. Interest under the loan was variable and was based upon Wall Street Journal Prime Rate.

On December 3, 2015, we entered into a new loan agreement with Town Square Bank pursuant to which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2015, the loan balance is $706,484.

During the term of the loan, we agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391,896. Early repayment of amounts due under the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

An event of default under the loan will occur upon the occurrence of any of the following events:

•	we fail to make any payment when due under the note;

•	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement with the bank;

•	we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects our property or our ability to repay the note or perform our obligation under the note or related documents;

•	a warranty, representation or statement made to the bank under the loan document is or becomes materially false or misleading;

•	the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;

•	the commencement of foreclosure or forfeiture proceedings by any creditor or any governmental agency against any collateral securing the loan;

•	any of the preceding events occurs with respect to any loan guarantor;

•	a 25% or more change in the ownership of our common stock;

•	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired; or

•	the bank in good faith believes itself insecure.

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

ADVANCES AND LOANS FROM MR. SHREWSBURY

In connection with the expansion of our business, Mr. Shrewsbury, the Company’s Chairman and CEO, provided financing to us in the form of demand notes and advances. On February 25, 2014, we entered into a Note Exchange Agreement (“Exchange Agreement”) with Mr. Shrewsbury pursuant to which certain outstanding indebtedness due to Mr. Shrewsbury was consolidated and restructured. Under the terms of the agreement, we and Mr. Shrewsbury consolidated the following indebtedness: the principal due under the Revolving Promissory Demand Note issued to Mr. Shrewsbury on April 30, 2012 (“Revolving Note”), in the amount of $1,062,000 and accrued but unpaid interest due thereunder as of January 31, 2014, in the amount of $168,905; the principal due under the 10% Promissory Note issued to Mr. Shrewsbury effective February 27, 2009 (the “10% Note”), in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014, in the amount of $93,252; and $385,846 of the non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. We issued in exchange and in replacement for such indebtedness a Consolidated Secured Promissory Note (the “Consolidated Note) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10%

Note were cancelled. Mr. Shrewsbury agreed to waive any prior defaults under the terms of such cancelled notes and to release the Company from any claims related thereto.

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance purchased by us on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate.

An event of default will occur under the Consolidated Note upon:

•	we fail to pay when due any principal or interest under the Consolidated Note;

•	we violate any covenant or agreement contained in the Consolidated Note, the Exchange Agreement or related transaction documents;

•	an assignment for the benefit of creditors by us;

•	the application for the appointment of a receiver or liquidator for us or our property;

•	the filing of a petition in bankruptcy by or against us;

•	the issuance of an attachment or the entry of a judgment against us in excess of $250,000;

•	a default by us with respect to any other indebtedness or with respect to any installment debt whether or not owing to Mr. Shrewsbury;

•	the sale of all or substantially all of our assets or a transfer of more than 51% of our equity interests to a person not currently a holder of our equity interests;

•	our termination of existence or dissolution;

•	the death of Mr. Shrewsbury; or

•	the failure to pay when due any premium under the key man policy required to be purchased on the life of Mr. Shrewsbury under the Exchange Agreement.

In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of our common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable commencing April 1, 2014, and for a period of three years thereafter. The options are exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets.

As of December 31, 2015, Mr. Shrewsbury had advanced an aggregate of $157,637 to the Company. The advances do not bear interest and are repayable upon demand. As of December 31, 2015, the Company also has a payable of $18,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of December 31, 2015 and September 30, 2015.

ITEM 3.           QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting Company” as defined by Rule 12b-2 under the Exchange Act, and as such, is not required to provide the information required under this Item.

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

ITEM 1A.        RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below (which supplement and reflect changes to certain of the risk factors we disclosed in our 2015 Annual Report on Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company. If any of the following risks (or the risk factors we disclose in our 2015 Form 10-K) actually occur, our business, financial condition and operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose a part or all your investment.

Risks Related to Our Company and Our Operations

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations. We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our bank loan when it becomes due.

As of December 31, 2015, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $157,637. We have outstanding accounts payable of $956,924 and other accrued liabilities of $698,175, including $451,743 due to our CFO, Jose Fuentes, for services. Also, the Company owes $706,484 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

Although we reported net income for the three months ended December 31, 2015, we have a history of net losses and cannot assure we will be profitable in the future. Any failure on the part of the Company, due to industry conditions, which will prevent us from achieving profitability may cause us to reduce or eventually cease operations.

We had a net income of $30,632 for the three months ended December 31, 2015 and a net loss of $145,283 for the same period in 2014. At December 31, 2015 and September 30, 2015, we had accumulated deficits of $14,722,079 and $14,752,711, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business and our recently acquired Bag Rack business. We may also require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. In the past we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

ITEM 2.          UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants are issuable over a four year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014 and July 1, 2014, January 1, 2015 and July 1, 2015, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. As of December 31, 2015, 150,000 warrants have expired leaving 200,000 warrants outstanding. The warrants will be issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Dated:	January 25, 2016	Dated:	January 25, 2016

