Form 10-Q
period 2016-03-31
TX Holdings, Inc.
filed 2016-05-06
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2016

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

On May 6, 2016, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10-Q

FOR THE QUARTER ENDED MARCH 31, 2016

NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this report as well as information relating to us contains forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended (“Securities Act”), and Section 21E of the Securities Exchange Act of 1934, as amended (“Exchange Act”), and other applicable law, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

•	cyclical economic conditions affecting the coal mining industry and competitive pressures and changes affecting the coal mining industry, including demand for coal;
•	general economic conditions, including those affecting the domestic and global coal mining industry generally;
•	changes in environmental laws and regulations promulgated by the Environmental Protection Agency and similar state agencies or their interpretation and enforcement as they affect the mining industry and, in particular, the coal mining industry;
•	our ability to generate cash from operations, obtain funding on favorable terms and manage our liquidity needs;
•	challenges arising from acquisitions or our development and marketing of new products;
•	information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;
•	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
•	statements about expected future sales trends for our products;
•	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
•	other statements about our plans, objectives, expectations and intentions; and
•	other statements that are not historical fact.

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2015, Part II, Item 1A – Risk Factors of this report, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, and elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. The absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2015, and Part II, Item 1A – Risk Factors of this report. You should carefully consider the factors described in Part II, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2015, and Part II, Item 1A – Risk Factors of this report, in evaluating our forward-looking statements.

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

PART 1-FINANCIAL INFORMATION

Item 1-Financial Statements

TX HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2016 and September 30, 2015

	Unaudited
	March 31,	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$1,369	$61,564
Accounts receivable, net of allowance for doubtful accounts of $13,643 at March 31, 2016 and September 30, 2015	519,944	585,043
Inventory	2,388,672	2,223,037
Commission advances	55,511	48,338
Note receivable-current	10,000	10,000
Other current assets	26,136	27,674
Total current assets	3,001,632	2,955,656

Inventory, non-current	300,000	300,000
Property and equipment, net	61,677	66,575
Note receivable, less current portion	19,983	19,983
Other	500	500
Total Assets	$3,383,792	$3,342,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$737,929	$696,624
Accounts payable	902,532	946,576
Advances from officer	204,437	124,637
Bank-Line of Credit	–	712,449
Bank-Term Loan	696,938	–
Total current liabilities	2,541,836	2,480,286

Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,541,836	4,480,286

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at March 31, 2016 and September 30, 2015	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(14,773,183)	(14,752,711)
Total stockholders' deficit	(1,158,044)	(1,137,572)
Total Liabilities and Stockholders' Deficit	$3,383,792	$3,342,714

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended March 31, 2016 and March 31, 2015

	Unaudited
	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2016	2015	2016	2015

Revenue	$564,913	$951,857	$1,347,178	$1,592,646

Cost of goods sold	(394,611)	(784,066)	(938,457)	(1,307,412)

Gross profit	170,302	167,791	408,721	285,234

Operating expenses, except items shown separately below	133,597	136,326	254,297	289,911
Commission expense	35,541	65,361	63,373	105,934
Professional fees	20,075	18,034	41,421	58,310
Bad Debt Expense	–	–	1,926	–
Depreciation expense	2,449	2,390	4,898	5,206
Total operating expenses	191,662	222,111	365,915	459,361

Income (loss) from operations	(21,360)	(54,320)	42,806	(174,127)

Other income and (expense):
Other income	–	6,381	–	12,553
Interest expense	(29,744)	(34,183)	(63,278)	(65,831)

Total other income and (expense), net	(29,744)	(27,802)	(63,278)	(53,278)

Net loss	$(51,104)	$(82,122)	$(20,472)	$(227,405)

Net earnings (loss) per common share
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding-
Basic and Diluted	48,053,084	48,053,084	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Six Months Ended March 31, 2016

	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at
September 30, 2015	–	$–	48,053,084	$9,293,810	$4,321,329	$(14,752,711)	$(1,137,572)

Net loss	–	–	–	–	–	(20,472)	(20,472)

Balance at March 31,2016	–	$–	48,053,084	$9,293,810	$4,321,329	$(14,773,183)	$(1,158,044)

The accompanying notes are an integral part of the consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2016 and 2015

	(Unaudited)
	March 31,	March 31,
	2016	2015
Cash flows used in operating activities:
Net loss	$(20,472)	$(227,405)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	4,898	5,206
Bad debt expense	1,926
Changes in operating assets and liabilities:
Accounts receivable	63,173	(105,579)
Inventory	(165,635)	(89,141)
Commission advances	(7,173)	(16,684)
Other current assets	1,538	18,251
Accrued liabilities	29,305	20,658
Accounts payable	(44,044)	180,322
Other assets	–	(500)
Stockholder/officers advances for operations	12,000	–
Net cash used in operating activities	(124,484)	(214,872)

Cash flows used in investing activities:
Notes receivable	–	1,306
Purchase of equipment	–	(4,149)
Net cash used in investing activities	–	(2,843)

Cash flows provided by financing activities:
Payment on Term Loan	(14,438)	–
Proceeds from bank line of credit	–	171,049
Repayment of bank line of credit	(1,073)	–
Proceeds from stockholder/officer advances	79,800	17,300
Repayment of stockholder/officer advances	–	(36,000)
Net cash provided by financing activities	64,289	152,349

Increase/(decrease) in cash and cash equivalents	(60,195)	(65,366)
Cash and cash equivalents at beginning of period	61,564	72,784

Cash and cash equivalents at end of period	$1,369	$7,418

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$63,278	$65,831

Suppemental Schedule of Non-Cash investing and Financing Activities

Payments of line of credit through issuance of note payable	$711,376	$–

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

OVERVIEW OF BUSINESS

The Company is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies, rail and rail material directly and through other suppliers to the United States’ coal mining industry for use in their production and transportation processes. The products are supplied to the Company by various manufacturers and suppliers. The products are warehoused and distributed from the Company’s principal business location in Ashland, Kentucky. In addition, on November 21, 2014, and with a view to diversifying its business, the Company acquired all of the membership interest in The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack,” and is in the preliminary stages of distributing and selling the new product. The Bag Rack is a unique device that enables bags with handles to be stored in the trunk of a car preventing the bags from tipping over and causing spillage. The Company expects to market and sell the new product online, through distributors, and through certain national retailers and discount stores. See Note 2.

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

The Bag Rack, LLC acquired all rights to the product shortly prior to the acquisition transaction. Since its formation and at the date of acquisition, the acquired company held no assets or liabilities other than rights to the product which were valued at $500 as they pertained to a new unproven product. In addition, the Company agreed to pay 20% of the net profit for each product sold to a customer by The Bag Rack LLC to the former pending patent holder and 20% of the net income, after payment to the former pending patent holder, to each of the two former members of The Bag Rack, LLC. The payments to the former pending patent holder and prior members of The Bag Rack, LLC will be in perpetuity.

NOTE 3 – STOCKHOLDERS’ DEFICIT

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin is expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of March 31, 2016 Mr. Chafin has 200,000 warrants outstanding and unexercised and 200,000 warrants have expired pursuant to the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of March 31, 2016 and September 30, 2015, Mr. Shrewsbury had outstanding advances to the Company of $204,437 and $124,637, respectively. The advances bear no interest and are due on demand.

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

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the parties agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of March 31, 2016, the Company has made lease payments, since the beginning of the lease, in the amount of $84,000 and has an outstanding payable on the lease to Mr. Shrewsbury in the amount of $24,000.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months and six months ended March 31, 2016 and 2015, such trucking company was paid $16,350 and $8,879 and $28,411 and $17,758, respectively, for such trucking services.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three and six months ended March 31, 2016 and 2015 the commissions’ amounts were $2,928 and $2,676 and $5,973 and $4,796, respectively.

NOTE 5 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new loan agreement with the Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2016, the loan balance is $696,938.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.50% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all claims due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury.

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

Overview

We are in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies, rail and rail material directly and through other suppliers to the United States’ coal mining industry for use in their production and transportation processes. The products are supplied to the Company by various manufacturers and suppliers.

We purchase mining supplies from several manufacturers and rail material from several suppliers of such products. Our products are either shipped to our warehouse in Ashland, Kentucky for distribution to our customers or shipped directly to our customers, including products that we import once they have been received by us at a port and cleared customs. Our products are transported primarily by ground transportation to our customers. Shipping costs are born by our customers.

We distribute and sell our products through a Company’ salesman and two independent sales agents who are compensated on a commissioned basis.

Revenues for the three months ended March 31, 2016 was $564,913 as compared to $951,857 for the same period in 2015, a decrease of approximately 40.7%. Revenue for the six months ended March 31, 2016, was $1,347,178 as compared to $1,592,646 for the same period in 2015, a decrease of approximately 15%.

During the six months ended March 31, 2016, we had a net loss of $20,472 as compared to net loss of $227,405 for the same period in 2015.

At March 31, 2016, cash and cash equivalents were $1,369 compared to $61,564 at September 30, 2015.

Net cash used in operating activities was $124,484 during the six months ended March 31, 2016. Net cash used in operating activities during the same six-month period in 2015 was $214,872.

There was no cash flow from investing activities for the six months ended March 31, 2016. Cash flow used in investing activities during the six month period ended March 31,2015 was $2,843.

During the six months ended March 31, 2016, net cash provided by financing activities was $64,289 primarily due to cash advances from our CEO, William Shrewsbury. Cash flow provided by financing activities for the six months ended March 31, 2015 was $152,349 resulting primarily from the Company’s $171,049 drawdown from its line of credit.

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and we issued in exchange a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”). The principal and interest thereunder is due ten years from the date of issuance, the principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of March 31, 2016, Mr. Shrewsbury had also provided non-interest bearing advances to us of $204,437.

In November, 2012, we obtained a bank line of credit in the amount of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and account receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2016, the loan balance is $696,938.

We were incorporated in the State of Georgia in 2000.

Recent Acquisitions

On November 21, 2014, and with a view to diversifying our business, we acquired The Bag Rack, LLC. The acquired company owns all rights to a new product, “The Bag Rack” and was in the preliminary stages of developing the new product. The Bag Rack is a unique device that enables bags with handles to be stored in the trunk of a motor vehicle preventing the bags from tipping over and causing spillage. We expect to market and sell the new product online and through certain national retailers, distributors, and discount stores. The Bag Rack, LLC was acquired from Mr. Shrewsbury, our CEO and Mr. Rickie Hagan, the founding members of The Bag Rack, LLC, who each owned 50% of the company. In addition to a purchase price of $500, as consideration for the acquisition, we agreed to pay 20% of the net profits to each founding member (after royalty payment) of The Bag Rack. The Bag Rack has a provisional patent pending related to the new product and is obligated to pay a royalty to the original developer of the product equal to 20% of the net profit of each product sold.

RESULTS OF OPERATIONS

Three Months Ended March 31, 2016 Compared To Three Months Ended March 31, 2015

Revenues from Operations

Revenue for the three months ended March 31, 2016 was $564,913 as compared to $951,857 for the same period in 2015, a decrease of $386,944 or 40.7%. The decrease in revenue is attributable to overall lower sales demand during the current period.

Cost of Goods Sold

During the quarter ended March 31, 2016, our cost of goods sold was $394,611 as compared to cost of goods sold of $784,066 for the quarter ended March 31, 2015, a decrease of $389,455 or 49.7%. The lower cost of goods sold resulted from lower sales demand during the current period. As a percentage of sales, cost of goods sold decreased from 82.4% in 2015 to 69.9% during the current period, the 12.5% decrease is the direct result of lower cost purchases from a new supplier, and higher sales of a product mix with relatively higher gross margins during the current quarter.

Gross Profit

Gross profit for the period ended March 31, 2016 increased as a percentage of revenue to 30.1% from 17.6% for the same period of the prior year. The increase in gross profit resulted from lower cost of sales from lower cost purchases and, sales of a product mix with relatively higher gross margins during the current quarter

Operating Expenses

Operating expenses for the three months ended March 31, 2016 were $191,662 as compared to $222,111 for the three months ended March 31, 2015, a decrease of $30,449 or 13.7%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

	Three Months Ended
	3/31/2016	3/31/2015	$ Change	%Change
Operating Expense
Commission Expense	$35,541	$65,361	$(29,820)	(45.6)
Professional fees	20,075	18,034	$2,041	11.3
Depreciation expense	2,449	2,390	$59	2.5
Other operating expense	133,597	136,326	$(2,729)	(2.0)
Total	$191,662	$222,111	$(30,449)	(13.7)

Commission expense for the three months ended March 31, 2016 was $35,541 compared to $65,361 for the same period in 2015, a decrease of $29,820 or 45.6%. The lower commission expense is a direct result of lower sales and the introduction of revised lower sales commission rates payable to our sales agent in 2015.

Professional fees increased $2,041 or 11.3% during the three months ended March 31, 2016, as compared to the same period in 2015. Higher advertising expense, primarily related to our new Bag Rack business, accounted for an increase of $5,350 over the prior year. Legal fees in the current period of $12,225, were $3,918 lower than the same period the prior year.

Depreciation expenses increased $59 or 2.5% during the quarter ended March 31, 2016, as compared to the same period in 2015.

During the three months ended March 31, 2016, other operating expenses of $133,597 decreased by $2,729 or 2.0% from $136,326 for the same period in 2015. The lower other operating expenses resulted primarily from lower travel expenses of $2,971 during the current quarter.

Income (loss) from operations

Loss from operations for the quarter ended March 31, 2016 was $21,360 compared to loss from operations of $54,320 during the same period in 2015. When compared to the loss for the same period in the prior year, the lower loss in the current period is the direct result of lower product cost, sales of a product mix with relatively higher gross margins and lower operating expenses in the current period.

Other income and (expense)

Other income and expense for the three months ended March 31, 2016, reflected a net expense of $29,744 as compared to net expense of $27,802 for the quarter ended March 31, 2015, an increase of $1,942. Gain from scrap sales during the quarter ended March 31, 2015, account for a profit gain of $840.

Net Income or Loss

For the quarter ended March 31, 2016, we incurred a net loss of $51,104 compared to a net loss of $82,122 for the quarter ended March 31. 2015. Lower product cost, sales of a product mix with relatively higher gross margin, and lower operating expenses in the current period account for the lower net loss.

Net earnings (loss) per common share

The net loss $51,104 for the quarter ended March 31, 2016, as well as the net loss of $82,122 for the quarter ended March 31, 2015, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net loss per share, respectively, of less than $0.01 in both periods.

Six Months Ended March 31, 2016 Compared to Six Months Ended March 31, 2015

Revenues from Operations

Revenue for the six months ended March 31, 2016 was $1,347,178 as compared to $1,592,646 for the same period in 2015, a decrease of $245,468 or 15.4%. The decrease in revenue is attributable to overall lower sales demand in the current period.

Cost of Goods Sold

During the six months ended March 31, 2016, the Company’s cost of goods sold was $938,457 as compared to cost of goods sold of $1,307,412 for the six months ended March 31, 2015, a decrease of $368,955 or 28.2%. The lower cost of goods sold resulted from lower sales demand during the current period. As a percentage of sales, cost of goods decreased from 82.1% in 2015 to 69.6% in 2016, the 12.5% decrease is the direct result of lower cost purchases from a new supplier, and higher sales of a product mix with relatively higher gross margins during the current six-month period.

Gross Profit

Gross profit for the period ended March 31, 2016 increased as a percentage of revenue to 30.3% from 17.9% for the same period the prior year. The increase in gross profit resulted from lower cost of sales from lower cost purchase, sales of product mix with relatively higher gross margins during the current period, and a $55,000 loss from the sale of obsolete inventory sold as scrap during the prior six-month period ended March 31, 2015.

Operating Expenses

Operating expenses for the six months ended March 31, 2016 were $365,915 as compared to $459,361 for the six months ended March 31, 2015, a decrease of $93,446 or 20.3%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the six-month periods.

	Six Months Ended
	3/31/2016	3/31/2015		$ Change	%Change
Operating Expense
Commission Expense	$63,373	$105,934		$(42,561)	(40.2)
Professional fees	41,421	58,310		$(16,889)	(29.0)
Bad Debt Expense	1,926		_	$1,926	100.0
Depreciation expense	4,898	5,206		$(308)	(5.9)
Other operating expense	254,297	289,911		$(35,614)	(12.3)
Total	$365,915	$459,361		$(93,446)	(20.3)

Commission expense for the six months ended March 31, 2016 was $63,373 compared to $105,934 for the same period in 2015, a decrease of $42,561 or 40.2%. The lower commission expense is a direct result of lower sales, the introduction of revised lower sales commission rates payable to our sales agents, and a favorable adjustment to the prior year accrued commission resulting from the resignation of a sales agent.

Professional fees decreased $16,889 or 29.0% during the six months ended March 31, 2016, as compared to the same period in 2015. The lower professional fees resulted from lower legal fees of $18,393 and investor relations expense of $9,150, partially offset by higher advertising expense of $10,654.

Depreciation expenses increased $308 or 5.9% during the six months ended March 31, 2016, as compared to the same period in 2015. Depreciation on a new refurbished delivery truck put into operation the second quarter of 2015 account for the increase.

During the six months ended March 31, 2016, other operating expenses of $254,297 decreased by $35,614 or 12.3% from the $289,911 for the same period in 2015. The lower other operating expenses resulted from lower travel expense of $35,674. The lower travel expense is associated with the prior year overseas travel by an officer and agent to meet with suppliers.

Income (loss) from operations

Income from operations for the six months ended March 31, 2016 was $42,806 compared to loss from operations of $174,127 during the same period in 2015. The favorable income from operations is the result of current period lower cost of sales from lower cost purchase, sales of a product mix with relatively higher gross margins and, lower operating expenses. The favorable increase also results from a $55,000 loss incurred in the prior period from the sale of obsolete inventory sold as scrap.

Other income and (expense)

The other income and expense category for the six months ended March 31, 2016, reflected a net expense of $63,278 as compared to a net expense of $53,278 for the six months ended March 31, 2015, an increase of $10,000. The other expense increase result from miscellaneous income of $12,553 recorded in the six- month period ended March 31, 2015.

Net Income or Loss

For the six months ended March 31, 2016, the Company had a net loss of $20,472 compared to a net loss of $227,405 for the six months ended March 31, 2015. The loss reduction is the result of an increase in the current period income from operation of $216,933 due to lower cost of sales from lower cost purchase, sales of product mix with relatively higher gross margins and lower operating expenses.

Net earnings per common share

The net loss of $20,472 for the six months ended March 31, 2016, as well as the net loss of $227,405 for the six months ended March 31, 2015, when divided by the number of common shares outstanding of 48,053,084 basic and diluted shares in both years resulted in a net loss per share of less than $0.01 in the current six month period and a negligible earnings per share of less than $0.01 for the six months ended March 31, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Six Months Ended
Liquidity and capital resources	3/31/2016	3/31/2015
Net cash used in operating activities	$(124,484)	$(214,872)
Net cash used in investing activities	_	(2,843)
Net cash provided by financing activities	64,289	152,349
Net decrease in cash equivalents	$(60,195)	$(65,366)

At March 31, 2016, we had cash and cash equivalents of $1,369 as compared to $61,564 at September 30, 2015, a decrease of $60,195 or 97.8%. The decrease in cash is the direct result of the net cash used for operating activities of $124,484. The decrease in cash was partially offset by stockholder/officer net advances of $79,800 during the six months ended March 31, 2016.

Cash Flows Used in Operating Activities

Net cash used in operating activities for the six months ended March 31, 2016, was $124,484 compared to cash used in operations of $214,872 in 2015, a decrease of $90,388 or 42.1%.

During the six months ended March 31, 2016, we had a net loss of $20,472 as compared to a net loss of $227,405 for the same period during the prior year.

In the current six-month period the company has non-cash expenses for depreciation of $4,898 and bad debt expense of $1,926.

A decrease in accounts receivable of $63,173, other current assets of $1,538 and, an increase in accrued liabilities of $29,305, and of stockholder/officers advances for operations of $12,000, were more than offset by an increase in inventory of $165,635, an increase in commission advances of $7,173, and a decrease in accounts payable of $44,044.

Cash Flows Used in Investing Activities

There was no cash flow from investing activities for the period ended March 31, 2016. During the comparable six- month period in the prior year, we capitalized $4,149 incurred in refurbishing a new truck used for product delivery and, a $1,306 payment was received as a partial payment on the note receivable held by us arising from the sale of a previously owned oil lease.

Cash Flows Provided by Financing Activities

During the six months ended March 31, 2016, cash provided by financing activities was $64,289 compared to cash provided by financing activities of $152,349 during the same period in 2015. During the current six-month period, the Company made payment on its term loan of $14,438, line of credit of $1,073 and received stockholder advances of $79,800. For the six months ended March 31, 2015, the Company repaid net advances of $18,700 and as a result of cash flows shortfalls, we had increased reliance on advances from Mr. Shrewsbury to fund operations. Also, we financed our operation during the six-months period ended March 31, 2015, by drawing-down $171,049 under our bank credit line.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased our existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in our inventory and accounts receivable and matured on November 7, 2015. Interest on the line of credit was payable monthly and was calculated on the basis of a variable index. On December 3, 2015, we entered into a new loan agreement with the bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2016, the loan balance is $696,938. The current rate of interest under the loan is 3.50% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

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

During the six months ended March 31, 2016, we received $79,800 cash advance from Mr. Shrewsbury, bringing the total outstanding advance balance to $204,437. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Financial Condition and Going Concern Uncertainties

Except for each of the six consecutive quarters ended June 30, 2014 and the first three months period of the current year, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan in connection with the financing of its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our future operations.

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

As of March 31, 2016, we had cash and cash equivalents of $1,369 as compared to $61,564 as of September 30, 2015. The decrease in cash as of March 31, 2016, resulted from an increase in working capital arising from management’s decision to increase inventory levels in anticipation of higher sales demand. The higher inventory was partially offset by a decrease in receivables. During the current six-month period, we had also a net increase in advances from Mr. Shrewsbury of $79,800.

Our accounts receivable was $519,944 as of March 31, 2016, as compared to $585,043 as of September 30, 2015, a decrease of $65,099 or 11.1%. The lower March 31, 2016 receivable balance is the direct result of lower sales due to lower sales demand.

Inventory was $2,388,672 as of March 31, 2016 as compared to $2,223,037 as of September 30, 2015, an increase of $165,635 or 7.5%. The higher inventory is attributable to an anticipated increase in sales demand.

During the six months ended March 31, 2016, our accumulated deficit increased from $14,752,711 to $14,773,183, an increase of $20,472 or 0.1% due to the reported net loss during the six months ended March 31, 2016.

During the six months ended March 31, 2016, the Company’s net loss was $20,472 compared to a net loss of $227,405 for the comparable period in 2015. The decrease in net loss can be directly attributed to higher sales of a product mix with relatively higher gross margins and lower operating expenses and a $55,000 loss from the sale of obsolete inventory sold as scrap during the six month period ended March 31, 2015.

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

On December 3, 2015, we entered into a new loan agreement with Town Square Bank pursuant to which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2016, the loan balance was $696,938.

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

An event of default under the loan will occur upon the occurrence of any of the following events:

•	we fail to make any payment when due under the note;
•	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement with the bank;
•	we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects our property or our ability to repay the note or perform our obligation under the note or related documents;
•	a warranty, representation or statement made to the bank under the loan document is or becomes materially false or misleading;
•	the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;
•	the commencement of foreclosure or forfeiture proceedings by any creditor or any governmental agency against any collateral securing the loan;
•	any of the preceding events occurs with respect to any loan guarantor;
•	a 25% or more change in the ownership of our common stock;
•	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired or
•	the bank in good faith believes itself insecure.

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

As of March 31, 2016, Mr. Shrewsbury had advanced an aggregate of $204,437 to the Company. The advances do not bear interest and are repayable upon demand. As of March 31, 2016, the Company also has a payable of $24,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of March 31, 2016 and September 30, 2015.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act, and as such, we are not required to provide the information required under this Item.

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

As of March 31, 2016, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $204,437. We have outstanding accounts payable of $902,532 and other accrued liabilities of $737,929, including $460,410 due to our CFO, Jose Fuentes, for services. Also, the Company owes $696,938 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We have a history of net losses and cannot assure we will be profitable in the future. Any failure on the part of the Company, due to industry conditions, which will prevent us from achieving profitability may cause us to reduce or eventually cease operations.

We had a net loss of $20,472 for the six months ended March 31, 2016 and a net loss of $277,405 for the same period in 2015. At March 31, 2016 and September 30, 2015, we had accumulated deficits of $14,773,183 and $14,752,711, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business and our recently acquired Bag Rack business. We may also require additional financing to fund ongoing operations if our sales and revenue growth are insufficient to meet our operating costs. In the past we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our overall business results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants are issuable over a four-year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014 and July 1, 2014, January 1, 2015 and July 1, 2015, January 1, 2016, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. As of March 31, 2016, 200,000 warrants have expired leaving 200,000 warrants issuable. The warrants will be issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Dated:	May 6, 2016	Dated:	May 6, 2016

