Form 10-Q
period 2016-06-30
TX Holdings, Inc.
filed 2016-07-29
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

 For the quarterly period ended June 30, 2016

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

On July 29, 2016, there were 48,053,084 shares of the registrant’s common stock outstanding.

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

PART 1-FINANCIAL INFORMATION

Item 1-Financial Statements

TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2016 and September 30, 2015

	Unaudited
	June 30,	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$856	$61,564
Accounts receivable, net of allowance for doubtful accounts of $13,643 at June 30, 2016 and September 30, 2015	412,283	585,043
Inventory	2,238,469	2,223,037
Commission advances	48,854	48,338
Note receivable-current	10,000	10,000
Other current assets	26,136	27,674
Total current assets	2,736,598	2,955,656

Inventory, non-current	300,000	300,000
Property and equipment, net	59,228	66,575
Note receivable, less current portion	19,983	19,983
Other	500	500
Total Assets	$3,116,309	$3,342,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$776,023	$696,624
Accounts payable	671,572	946,576
Advances from officer	229,437	124,637
Bank-Line of Credit	–	712,449
Bank-Term Loan	681,889	–
Total current liabilities	2,358,921	2,480,286

Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,358,921	4,480,286

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at June 30, 2016 and September 30, 2015	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(14,857,751)	(14,752,711)
Total stockholders' deficit	(1,242,612)	(1,137,572)
Total Liabilities and Stockholders' Deficit	$3,116,309	$3,342,714

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended June 30, 2016 and June 30, 2015

	Unaudited
	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2016	2015	2016	2015

Revenue	$381,529	$636,388	$1,728,707	$2,229,033

Cost of goods sold	(306,289)	(503,301)	(1,244,746)	(1,810,712)

Gross profit	75,240	133,087	483,961	418,321

Operating expenses, except items shown separately below	105,210	116,356	359,508	406,268
Commission expense	21,879	52,553	85,251	158,486
Professional fees	5,000	14,201	46,421	72,511
Bad Debt Expense	–	–	1,926	–
Depreciation expense	2,449	4,032	7,347	9,238
Total operating expenses	134,538	187,142	500,453	646,503

Loss from Operations	(59,298)	(54,055)	(16,492)	(228,182)

Other income and (expense):
Other income	6,102	2,952	6,102	15,505
Interest expense	(31,373)	(31,810)	(94,650)	(97,641)

Total other income and (expense), net	(25,271)	(28,858)	(88,548)	(82,136)

Net loss	$(84,569)	$(82,913)	$(105,040)	$(310,318)

Net loss per common share
Basic and Diluted	$0.00	$0.00	$0.00	$(0.01)

Weighted average of common shares outstanding-
Basic and Diluted	48,053,084	48,053,084	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended June 30, 2016

	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2015	–	$–	48,053,084	$9,293,810	$4,321,329	$(14,752,711)	$(1,137,572)

Net loss	–	–	–	–	–	(105,040)	(105,040)

Balance at June 30, 2016	–	$–	48,053,084	$9,293,810	$4,321,329	$(14,857,751)	$(1,242,612)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2016 and 2015

	(Unaudited)
	June 30,	June 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(105,040)	$(310,318)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	7,347	9,238
Bad debt expense	1,926	–
Changes in operating assets and liabilities:
Accounts receivable	170,834	(2,222)
Inventory	(15,432)	217,292
Commission advances	(516)	(36,460)
Other current assets	1,538	17,295
Accrued liabilities	61,399	31,398
Accounts payable	(275,004)	(156,201)
Other assets	–	(500)
Stockholder/officers advances for operations	18,000	6,000
Net cash used in operating activities	(134,948)	(224,478)

Cash flows used in investing activities:
Notes receivable	–	1,306
Purchase of equipment	–	(4,149)
Net cash used in investing activities	–	(2,843)

Cash flows provided by financing activities:
Proceeds from term-loan Payment on Term Loan	(29,487)	–
Proceeds from bank line of credit	–	171,049
Repayment of bank line of credit	(1,073)	–
Proceeds from stockholder/officer advances	170,100	64,300
Repayment of stockholder/officer advances	(65,300)	(36,000)
Net cash provided by financing activities	74,240	199,349

Decrease in cash and cash equivalents	(60,708)	(27,972)
Cash and cash equivalents at beginning of period	61,564	72,784

Cash and cash equivalents at end of period	$856	$44,812

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$94,650	$97,641

Suppemental Schedule of Non-Cash investing and Financing Activities

Payments of line of credit through issuance of note payable	$711,376	$–

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

OVERVIEW OF BUSINESS

The Company is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies, rail and rail material directly and through other suppliers to United States’ coal mining companies for use in their production and transportation processes. The products are supplied to the Company by various manufacturers and suppliers. The products are warehoused and distributed from the Company’s principal business location in Ashland, Kentucky or shipped directly to its customers. In addition, on November 21, 2014, and with a view to diversifying its business, the Company acquired all of the membership interest in The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack,” and the Company is in the preliminary stages of distributing and selling the new product. The Bag Rack is a unique device that enables bags with handles to be stored in the trunk of a car preventing the bags from tipping over and causing spillage. The Company has not generated any revenue from the sale of the new products but continue to explore opportunities for the marketing and distribution of the product. See Note 2.

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

Since the commencement of its mining and rail products distribution business, the Company has relied substantially upon financing provided by Mr. Shrewsbury, the Company’s CEO and, from November 2012 to December 2015, a secured bank line of credit in connection with the development and expansion of its business. On December 3, 2015, the Company entered into a new loan agreement with Town Square Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020.

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

NOTE 2 –ACQUISITIONS

On November 21, 2014, the Company acquired 100% ownership of The Bag Rack, LLC, a Kentucky limited liability company, from the Company’s CEO (who prior to the acquisition, owned 50% of the membership interest in the acquired company) and the remaining membership interests from an unrelated third party. The acquired company had been recently established and was in the process of initiating the development and distribution of “The Bag Rack”, a unique patent pending device which enables bags with handles to be stored in the trunk of a car neatly and preventing content spillage. The transaction was completed with the Company paying a purchase price of $500.

The Bag Rack, LLC acquired all rights to the product shortly prior to its acquisition by the Company. Since its formation and at the date of acquisition, the acquired company held no assets or liabilities other than rights to the product which were valued at $500 as they pertained to a new unproven product. In addition, the Company agreed to pay 20% of the net profit for each product sold to a customer by The Bag Rack LLC to the former pending patent holder and 20% of the net income, after payment to the former pending patent holder, to each of the two former members of The Bag Rack, LLC. The payments to the former pending patent holder and prior members of The Bag Rack, LLC will be in perpetuity.

NOTE 3 – STOCKHOLDERS’ DEFICIT

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin was expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become immediately exercisable, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of June 30, 2016 an aggregate of 200,000 warrants were issuable to Mr. Chafin, and 200,000 of the previously issuable warrants have expired under the terms of the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of June 30, 2016 and September 30, 2015, Mr. Shrewsbury had outstanding advances to the Company of $229,437 and $124,637, respectively. The advances bear no interest and are due on demand.

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

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the parties agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of June 30, 2016, the Company has made lease payments, since the beginning of the lease, in the amount of $84,000 and has an outstanding payable on the lease to Mr. Shrewsbury in the amount of $30,000.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months and nine months ended June 30, 2016 and 2015, such trucking company was paid $10,592 and $39,003 and $12,362 and $30,122, respectively, for such trucking services.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three and nine months ended June 30, 2016 and 2015 the commissions’ amounts were $1,534 and $7,507 and $1,027 and $5,823, respectively.

NOTE 5 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new loan agreement with the Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2016, the loan balance is $681,889.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following summary together with the more detailed information and financial statements and notes thereto and schedules appearing elsewhere in this report. Throughout this report when we refer to the “Company” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc., a Georgia corporation, and its subsidiary.

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

Overview

We are in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies, rail and rail material directly and through other suppliers to the United States’ coal mining companies for use in their production and transportation processes. We have experienced, and continue to experience, reduced demand for sales of our mining and rail products due to a continuing decline in U.S. coal production. The demand for, and production of, coal has been adversely affected by several factors, including increased environmental regulation, declining coal consumption in the electric power sector, increased competition from natural gas, and the strong dollar. The U.S. Energy Information Administration has forecast that coal production is expected to decrease by approximately 17% in 2016 and that coal consumption in the electric power sector, which accounts for more than 90% of total U.S. coal consumption, is forecast to decline 10% in 2016. As a result, several major U.S. coal producers, including certain of our customers, have sought protection under bankruptcy laws or are engaged in restructuring their businesses and operations resulting in plant closures. Distress in the U.S. coal mining industry has and will continue to materially affect our business and operations.

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

Revenues for the three months ended June 30, 2016 was $381,529 as compared to $636,388 for the same period in 2015, a decrease of approximately 40.0%. Revenue for the nine months ended June 30, 2016, was $1,728,707 as compared to $2,229,033 for the same period in 2015, a decrease of approximately 22.4%.

During the nine months ended June 30, 2016, we had a net loss of $105,040 as compared to net loss of $310,318 for the same period in 2015.

At June 30, 2016, cash and cash equivalents were $856 compared to $61,564 at September 30, 2015.

Net cash used in operating activities was $134,948 during the nine months ended June 30, 2016. Net cash used in operating activities during the same nine-month period in 2015 was $224,478.

There was no cash flow from investing activities for the nine months ended June 30, 2016. Cash flow used in investing activities during the nine-month period ended June 30, 2015 was $2,843.

During the nine months ended June 30, 2016, net cash provided by financing activities was $74,240 primarily due to cash advances from our CEO, William Shrewsbury. Cash flow provided by financing activities for the nine months ended June 30, 2015 was $199,349 primarily from a drawdown of $171,049 under our line of credit, which line of credit we converted subsequently to a term loan.,

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and we issued in exchange a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”). The principal and interest thereunder is due ten years from the date of issuance, the principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of June 30, 2016, Mr. Shrewsbury had also provided non-interest bearing advances to us of $229,437.

In November, 2012, we obtained a bank line of credit in the amount of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and account receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2016, the loan balance is $681,889.

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

RESULTS OF OPERATIONS

Three Months Ended June 30, 2016 Compared to Three Months Ended June 30, 2015

Revenues from Operations

Revenue for the three months ended June 30, 2016 was $381,529 as compared to $636,388 for the same period in 2015, a decrease of $254,829 or 40.0%. The decrease in revenue is attributable to overall lower sales demand during the current period, due to declining coal production in the U.S. as a result of a number of factors, discussed above.

Cost of Goods Sold

During the quarter ended June 30, 2016, our cost of goods sold was $306,289 as compared to cost of goods sold of $503,301 for the quarter ended June 30, 2015, a decrease of $197,012 or 39.1%. The lower cost of goods sold resulted from lower sales during the current period. As a percentage of sales, cost of goods sold increased from 79.1% in 2015 to 80.3% during the current period, the 1.2% increase is the direct result of higher sales of a product mix with relatively higher unit cost during the current quarter.

Gross Profit

Gross profit for the period ended June 30, 2016 decreased as a percentage of revenue to 19.7% from 20.9% for the same period of the prior year. The decrease in gross profit resulted from sales of lower gross margin products during the current quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2016 were $134,538 as compared to $187,142 for the three months ended June 30, 2015, a decrease of $52,604 or 28.1%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods

.

	Three Months Ended
	6/30/2016	6/30/2015	$ Change	%Change
Operating Expense
Commission Expense	$21,879	$52,553	$(30,674)	(58.4)
Professional fees	5,000	14,201	$(9,201)	(64.8)
Depreciation expense	2,449	4,032	$(1,583)	(39.3)
Other operating expense	105,210	116,356	$(11,146)	(9.6)
Total	$134,538	$187,142	$(52,604)	(28.1)

Commission expense for the three months ended June 30, 2016 was $21,879 compared to $52,553 for the same period in 2015, a decrease of $30,674 or 58.4%. The lower commission expense is a direct result of lower sales and the introduction of revised lower sales commission rates payable to our sales agent in 2015.

Professional fees decreased $9,201or 64.8% during the three months ended June 30, 2016, as compared to the same period in 2015. The decrease in expense can be attributed to lower legal expenses of $4,235 and lower advertising expense of $5,000.

Depreciation expense decreased $1,583 or 39.3% during the quarter ended June 30, 2016, as compared to the same period in 2015.

During the three months ended June 30, 2016, other operating expenses of $105,210 decreased by $11,146 or 9.6% from $116,356 for the same period in 2015. The lower other operating expenses resulted primarily from lower travel expenses of $8,802 and lower operating supplies of $4,318 during the current quarter.

Loss from operations

Loss from operations for the quarter ended June 30, 2016 was $59,298 compared to loss from operations of $54,055 during the same period in 2015. When compared to the loss for the same period in the prior year, the loss increase in the current period is the direct result of lower sales partially offset by lower operating expenses.

Other income and (expense)

Other income and expense for the three months ended June 30, 2016, reflected a net expense of $25,271 as compared to net expense of $28,858 for the quarter ended June 30, 2015, a decrease of $3,587. Gain from scrap sales during the current quarter account for a profit gain of $6,102 as compared to a gain of $2,952 from scrap sales during the same period the prior year.

Net loss

For the quarter ended June 30, 2016, we incurred a net loss of $84,569 compared to a net loss of $82,913 for the quarter ended June 30, 2015. Lower product sales partially offset by lower operating expenses in the current period account for the increase net loss.

Net loss per common share

The net loss $84,569 for the quarter ended June 30, 2016, as well as the net loss of $82,913 for the quarter ended June 30, 2015, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net loss per share, respectively, of less than $0.01 in both periods.

Nine Months Ended June 30, 2016 Compared to Nine Months Ended June 30, 2015

Revenues from Operations

Revenue for the nine months ended June 30, 2016 was $1,728,707 as compared to $2,229,033 for the same period in 2015, a decrease of $500,326 or 22.4%. The decrease in revenue is attributable to overall lower sales in the current period due to the declining coal production in the U.S. as a result of a number of factors, discussed above.

Cost of Goods Sold

During the nine months ended June 30, 2016, the Company’s cost of goods sold was $1,244,746 as compared to cost of goods sold of $1,810,712 for the nine months ended June 30, 2015, a decrease of $565,966 or 31.3%. The lower cost of goods sold resulted from lower sales during the current period. As a percentage of sales, cost of goods sold decreased from 81.2% in 2015 to72.0% in 2016, the 9.2% decrease is the direct result of lower cost purchases from a new supplier, and higher sales of a product mix with relatively higher gross margins during the current nine-month period.

Gross Profit

Gross profit for the period ended June 30, 2016 increased as a percentage of revenue to 28.0% from 18.8% for the same period the prior year. The increase in gross profit resulted from lower cost of sales from lower cost purchases, sales of product mix with relatively higher gross margins during the current period, and a $55,000 loss from the sale of obsolete inventory sold as scrap during the prior nine-month period ended June 30, 2015.

Operating Expenses

Operating expenses for the nine months ended June 30, 2016 were $500,453 as compared to $646,503 for the nine months ended June 30, 2015, a decrease of $146,050 or 22.6%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the nine-month periods.

	Nine Months Ended
	6/30/2016	6/30/2015	$ Change	%Change
Operating Expense
Commission expense	$85,251	$158,486	$(73,235)	(46.2)
Professional fees	46,421	72,511	$(26,090)	(36.0)
Bad debt expense	1,926	–	1,926	100.0
Depreciation expense	7,347	9,238	$(1,891)	(20.5)
Other operating expense	359,508	406,268	$(46,760)	(11.5)
Total	$500,453	$646,503	$(146,050)	(22.6)

Commission expense for the nine months ended June 30, 2016 was $85,251 compared to $158,486 for the same period in 2015, a decrease of $73,235 or 46.2%. The lower commission expense is a direct result of lower sales, the introduction of revised lower sales commission rates payable to our sales agents in 2015, and a favorable adjustment to the prior year accrued commission resulting from the resignation of a sales agent.

Professional fees decreased $26,090 or 36.0% during the nine months ended June 30, 2016, as compared to the same period in 2015. The lower professional fees resulted from lower legal fees of $22,584 and investor relations expense of $9,150, partially offset by higher advertising expense of $5,644.

Depreciation expense decreased $1,891 or 20.5% during the nine months ended June 30, 2016, as compared to the same period in 2015. A fully depreciated delivery truck during the current period accounted for the decrease.

During the nine months ended June 30, 2016, other operating expenses of $359,508 decreased by $46,760 or 11.5% from the $406,268 for the same period in 2015. The lower other operating expenses resulted from lower travel expense of $45,222. The lower travel expense is associated with the prior year overseas travel by an officer and agent to meet with suppliers.

Loss from operations

Loss from operations for the nine months ended June 30, 2016 was $16,492 compared to loss from operations of $228,182 during the same period in 2015. The loss decrease is the result of current period lower cost of sales from lower cost purchases, sales of a product mix with relatively higher gross margins and, lower operating expenses. The loss decrease also results from a $55,000 loss incurred in the prior period from the sale of obsolete inventory sold as scrap.

Other income and (expense)

The other income and expense category for the nine months ended June 30, 2016, reflected a net expense of $88,548 as compared to a net expense of $82,136 for the nine months ended June 30, 3015, an increase of $6,412. The other expense increase result from miscellaneous income from the sale of scrap of $15,505 recorded in the nine-month period ended June 30, 2015.

Net Loss

For the nine months ended June 30, 2016, the Company had a net loss of $105,040 compared to a net loss of $310,318 for the nine months ended June 30, 2015. The reduced loss is the result of a decrease in loss from operations in the current period of $211,690 due to lower cost of sales from lower cost purchase, sales of a product mix with relatively higher gross margins and lower operating expenses.

Net loss per common share

The net loss of $105,040 for the nine months ended June 30, 2016, as well as the net loss of $310,308 for the nine months ended June 30, 2015, when divided by the number of common shares outstanding of 48,053,084 basic and diluted shares in both years resulted in a net loss per share of less than $0.01 in the current nine-month period and a negligible loss per share of $0.01 for the nine months ended June 30, 2015.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Nine Months Ended
Liquidity and capital resources	6/30/2016	6/30/2015
Net cash used in operating activities	$(134,948)	$(224,478)
Net cash used in investing activities	–	(2,843)
Net cash provided by financing activities	74,240	199,349
Net decrease in cash equivalents	$(60,708)	$(27,972)

At June 30, 2016, we had cash and cash equivalents of $856 as compared to $61,564 at September 30, 2015, a decrease of $60,708 or 98.6%. The decrease in cash is the direct result of the net cash used for operating activities of $134,948. The decrease in cash was partially offset by stockholder/officer net advances of $104,800 during the nine months ended June 30, 2016.

Cash Flows Used in Operating Activities

Net cash used in operating activities for the nine months ended June 30, 2016, was $134,948 compared to cash used in operations of $224,478 in 2015, a decrease of $89,530 or 39.9%.

During the nine months ended June 30, 2016, we had a net loss of $105,040 as compared to a net loss of $310,318 for the same period during the prior year.

In the current nine-month period the company had non-cash expenses for depreciation of $7,347 and bad debt expense of $1,926.

A decrease in accounts receivable of $170,834, other current assets of $1,538 and, an increase in accrued liabilities of $61,399, and of stockholder/officers advances for operations of $18,000, were more than offset by an increase in inventory of $15,432, an increase in commission advances of $516, and a decrease in accounts payable of $275,004.

Cash Flows Used in Investing Activities

There was no cash flow from investing activities for the period ended June 30, 2016. During the comparable nine- month period in the prior year, we capitalized $4,149 incurred in refurbishing a new truck used for product delivery and, a $1,306 payment was received as a partial payment on the note receivable held by us arising from the sale of a previously owned oil lease.

Cash Flows Provided by Financing Activities

During the nine months ended June 30, 2016, cash provided by financing activities was $74,240 compared to cash provided by financing activities of $199,349 during the same period in 2015. During the current nine-month period, the Company made payment on its term loan of $29,487, on its line of credit of $1,073 and received stockholder net advances of $104,800. For the nine months ended June 30, 2015, the Company received stockholder net advances of $28,300 and as a result of cash flows shortfalls, we had increased reliance on advances from Mr. Shrewsbury to fund operations. Also, we financed our operation during the nine-months period ended June 30, 2015, by drawing-down $171,049 under our bank credit line.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased our existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in our inventory and accounts receivable and matured on November 7, 2015. Interest on the line of credit was payable monthly and was calculated on the basis of a variable index. On December 3, 2015, we entered into a new loan agreement with the bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2016, the loan balance is $681,889. The current rate of interest under the loan is 3.50% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

On February 25, 2014, we and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of amounts due to Mr. Shrewsbury, including $1.062 million due under a Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012, $289,997 due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement a Secured Consolidated Note (“Consolidated Note”) for such amount. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum, principal and interest are repayable ten years from February 25, 2014. The Consolidated Note is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury.

During the nine months ended June 30, 2016, we received $104,800 cash advance from Mr. Shrewsbury, bringing the total outstanding advance balance to $229,437. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Financial Condition and Going Concern Uncertainties

Except for each of the six consecutive quarters ended June 30, 2014 and the first three month-period of the current year, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan in connection with the financing of its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our future operations.

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

As of June 30, 2016, we had cash and cash equivalents of $856 as compared to $61,564 as of September 30, 2015. The decrease in cash as of June 30, 2016, resulted from a $275,000 decrease in accounts payable as several invoices became due during the current period. The decrease in payable was partially offset by a decrease in receivables and an increase in accrued liabilities. During the current nine-month period, we had a net increase in advances from Mr. Shrewsbury of $104,800.

Our accounts receivable was $412,283 as of June 30, 2016, as compared to $585,043 as of September 30, 2015, a decrease of $172,760 or 29.5%. The lower June 30, 2016 receivable balance is the direct result of lower sales due to lower sales demand.

Inventory was $2,238,469 as of June 30, 2016 as compared to $2,223,037 as of September 30, 2015, an increase of $15,432 or 0.7%. Due to lower sales demand, we are maintaining inventory at September 30, 2015 levels.

During the nine months ended June 30, 2016, our accumulated deficit increased from $14,752,711 to $14,857,751, an increase of $105,040 or 0.7% due to the reported net loss during the nine months ended June 30, 2016.

During the nine months ended June 30, 2016, the Company’s net loss was $105,040 compared to a net loss of $310,318 for the comparable period in 2015. The decrease in net loss can be directly attributed to higher sales of a product mix with relatively higher gross margins, lower operating expenses, and a $55,000 loss from the sale of obsolete inventory sold as scrap during the nine-month period ended June 30, 2015.

Currently, we are spending approximately $60,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, the loans and advances provided by Mr. Shrewsbury and the loan provided by the bank to be sufficient to fund the Company operations during the next 12 months.

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

On December 3, 2015, we entered into a new loan agreement with Town Square Bank pursuant to which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2016, the loan balance was $681.889.

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

An event of default under the loan will occur upon the occurrence of any of the following events:

•	we fail to make any payment when due under the note;
•	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement with the bank;
•	we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects our property or our ability to repay the note or perform our obligations under the note or related documents;
•	a warranty, representation or statement made to the bank under the loan documents is or becomes materially false or misleading;
•	the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;

•	the commencement of foreclosure or forfeiture proceedings by any creditor or any governmental agency against any collateral securing the loan;
•	any of the preceding events occurs with respect to any loan guarantor;
•	a 25% or more change in the ownership of our common stock;
•	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired or
•	the bank in good faith believes itself insecure.

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

As of June 30, 2016, Mr. Shrewsbury had advanced an aggregate of $229,437 to the Company. The advances do not bear interest and are repayable upon demand. As of June 30, 2016, the Company also has a payable of $30,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of June 30, 2016 and September 30, 2015.

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

As of June 30, 2016, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $229,437. We have outstanding accounts payable of $671,572 and other accrued liabilities of $776,023, including $460,410 due to our CFO, Jose Fuentes, for services. Also, the Company owes $681,889 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We have a history of net losses and cannot assure, due to current unfavorable trend in federal regulations on the coal mining industry, we will be profitable in the future. Any failure on the part of the Company, due to industry conditions, which will prevent us from achieving profitability may cause us to reduce or eventually cease operations.

We had a net loss of $105,040 for the nine months ended June 30, 2016 and a net loss of $310,318 for the same period in 2015. At June 30, 2016 and September 30, 2015, we had accumulated deficits of $14,857,751 and $14,752,711, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants were issuable over a four-year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014, and July 1, 2014, January 1, 2015 and July 1, 2015, January 1, 2016, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. As of June 30, 2016, 200,000 warrants have expired and 200,000 warrants remain issuable. The warrants are issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Dated:	July 29, 2016	Dated:	July 29, 2016

