Form 10-K
period 2016-09-30
TX Holdings, Inc.
filed 2016-12-16
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended September 30, 2016

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the average bid and asked prices for the Common Stock on March 31, 2016, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Markets Group, Inc.’s OTCPINK was approximately $368,183.

As of December 29, 2015, the number of shares of the registrant’s common stock outstanding was 48,053,084.

DOCUMENTS INCORPORATED BY REFERENCE

None

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

Our disclosure and analysis in this Annual Report on Form 10-K as well as information related to us contains forward-looking statements within the meaning of Section 27A of the Securities act of 1933, as amended (“Securities Act”), and Section 21E of the Securities and Exchange Act of 1934, as amended (“Exchange Act”), and other applicable law, which provide our current expectations or forecasts of future events. Forward-looking statements in this report include, without limitation:

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

You should not unduly rely on these forward-looking statements, which speak only as of the date of this report. We undertake no obligation to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events. You should, however, review the factors and risks we describe in the reports we file from time to time with the Securities and Exchange Commission (“SEC”). Notwithstanding the above, Section 27A of the Securities Act and Section 21E of the Exchange Act expressly state that the safe harbor for forwarding looking statements does not apply to an issuer of penny stocks. Because we may from time to time be considered an issuer of penny stock, the safe harbor for forward looking statements under such provisions may not be applicable to us at certain times.

We obtained certain statistical data, market data and other industry data and forecasts used in this Form 10-K from publicly available information prepared by third parties, including certain governmental agencies. While we believe such data is reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information.

3

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2016

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

PART I

ITEM 1. BUSINESS

Introduction

TX Holdings, Inc., a Georgia corporation ("TX Holdings," the "Company," “we,” “our,” or “us”), is a supplier and distributor of drill bits, related tools and other mining supplies and rail products directly and through other suppliers to United States’ coal mining companies and operators for use in their extraction and transportation processes.

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

Recent Financing Activities

Since November 2011, Mr. Shrewsbury, our CEO, has provided financing to us that, in addition to a bank term loan, we have relied upon to fund and expand our business operations. On February 25, 2014, Mr. Shrewsbury agreed to consolidate and restructure this indebtedness and we issued in exchange for such indebtedness a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is secured by the death benefit proceeds of a $2 million key man term life insurance policy purchased by the Company on the life of Mr. Shrewsbury which has been assigned to Mr. Shrewsbury. In addition, in consideration of Mr. Shrewsbury agreeing to consolidate the indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options are exercisable for a period of three years commencing April 1, 2014. The options at exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation, merger, or sale of all or substantially all of the assets.

As of September 30, 2016, Mr. Shrewsbury had advanced to the Company an additional $198,637 which is not interest bearing and is repayable upon demand.

During fiscal 2015 and through December 3, 2015, we maintained a $750,000 line of credit with a bank. On December 3, 2015, we refinanced the line of credit with a new term loan from the bank in the amount of $711,376 and utilized the proceeds of the new loan to repay the line of credit. The new loan is for a term of five years and matures on December 3, 2020. During the term of the loan, we have agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016 and make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in our inventory and accounts receivable and is guaranteed by our CEO.

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

The U.S. coal production has decreased in recent years due in part to the retirement of U.S. coal-fired electricity generators, increased environmental regulation and related compliance costs on the part of coal mining companies, the increase use of natural gas generators and the availability of relative inexpensive natural gas, a modest demand growth for electricity, and reduced demand for coal abroad, including China. The U.S. coal industry produced approximately 1.0 Billion short tons of coal in 2014 (as compared to 984 million in 2013) from coal mining operations. The average price of coal per short ton in 2014 was $34.83 (as compared to $37.24 in 2013). (See, U.S. Energy Information Administration, Annual Coal Report 2014, http://www.eia.gov/coal/annual/pdf/acr.pdf.)

In the U.S., coal is produced from mines located in approximately 25 states. The principal coal producing states are Wyoming, West Virginia, Kentucky, Illinois and Texas. Coal is used to generate approximately 39% of the electricity in the U.S., but is also used for coke production and for certain industrial applications, such as cement making.

In November 2014, there were approximately 985 active coal producing mines in the U.S. ( as compared to1,061 in 2013), and approximately 700 coal producers, of which the top 5 coal producers accounted for approximately 55.3% of the total U.S. coal production. (See U.S. Energy Information Administration, Annual Coal Report 2014, http://www.eia.gov/coal/annual/pdf/acr.pdf.)

Recent Development

In November 2014, and with a view to diversifying our business, we acquired The Bag Rack, LLC. The acquired company had developed a new product, “The Bag Rack,” a device that enables bags with handles to be stored efficiently in a car preventing the bags from tipping over and causing spillage. We expect to market and sell the new product online, through broadcast shopping networks, and other distribution outlets, and through certain national retailers and discount stores. During fiscal 2016 and 2015, we did not generate any revenue from the sale of the product and there can be no assurance we will be able to generate any revenue from this new product.

Principal Products

Drilling Products

We distribute and sell drill steel mining products for use in the coal mining industry, including:

•	drill steel, used for drilling holes for bolts supporting mine ceilings;
•	drill bit products and accessories, used for hard and soft rock mining operations;
•	tungsten carbide drill bits and augurs, and
•	related accessories and tools.

Rail Products

We distribute and sell drill steel mining products used by the coal industry in its extraction process, including:

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

Seasonality

Our business is subject to moderate seasonality, with the first quarter of our fiscal year (October to December), generally experiencing higher sales than the last three quarters of our fiscal year.

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

Our products are delivered to us and warehoused in our Ashland, Kentucky warehouse facility, from where they are shipped to our customers primarily by road. Shipping costs are normally paid for by the purchaser.

Customers

We distribute and sell our mining supplies and rail products principally to certain coal mining companies located in Ohio, Pennsylvania, Kentucky and West Virginia and certain distributors. Our customers include both large and small mining companies and operators. During the year ended September 30, 2016, one customer accounted for approximately 23% of our revenues (9% in 2015), two customer accounted for approximately 13% of our revenues (one customer was 4%, and the second customer was 0% in 2015), one customers accounted for approximately 11% of our revenues (5% in 2015) and one customer accounted for 9% of our revenues (10% in 2015). The loss of any one or more of these customers could have a material adverse effect on our business and financial condition. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers.

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

In connection with our prior oil and gas business operations, we were subject to various federal, state and local laws and regulations governing the protection of the environment. In particular, our exploration, development and production operations, our activities in connection with storage and transportation of oil and other hydrocarbons and our use of facilities for treating, processing or otherwise handling hydrocarbons and related wastes may be subject to regulation under these and similar state legislation.

If it is subsequently determined that we failed to comply with these laws and regulations we may be subject to the assessment of administrative, civil and criminal fines, penalties or other liability, or the imposition of injunctive relief that could have a material adverse impact on us and our financial condition.

Insurance

We maintain general liability insurance and auto coverage liability insurance in the amount of $1,000,000 to cover certain liabilities associated with the distribution of our mining supplies and rail products.

We purchased a $2 million key man term life insurance policy on the life of our CEO (William Shrewsbury) that has been assigned to Mr. Shrewsbury as security for a loan he has made to us. In addition, we purchased a $500,000 key man term life insurance policy on the life of our CFO (Jose Fuentes) that has been assigned to Mr. Fuentes to cover prior years’ accrued but unpaid compensation.

Our prior oil and gas operations were subject to all the risks inherent in the exploration for, and development and production of, oil and gas including blowouts, fires and other casualties. We did not maintain insurance coverage related to such activities. Losses could arise from uninsured risks.

Research and Development Expenditure

No research and development cost was incurred in 2016. During 2015, the Company incurred $7,312 in research and development cost. Research and development cost incurred in 2015 was expensed as the amount was considered immaterial and no proven product was developed.

Employees

As of September 30, 2016, we employed three full-time employees and two part-time employees. None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good. Also, we employ certain consultants and independent contractors on a regular basis to assist in the marketing and sale of our products. Our sales agents are compensated on a commission basis.

Available Information

Our Annual Report on Form 10-K, Quarterly Reports on Form 10-Q, Current Reports on Form 8-K, and amendments to reports filed pursuant to Sections 13(a) and 15(d) of the Securities Exchange Act of 1934, as amended (“Exchange Act”), are filed with the “SEC”. We are subject to the informational requirements of the Exchange Act and file or furnish reports, proxy statements, and other information with or to the SEC. Such reports and other information filed by us with the SEC are available free of charge via our website at www.txholdings.com when such reports are available on the SEC’s website. The public may read and copy any materials filed by us with the SEC at the SEC’s Public Reference Room at 100 F Street, NE, Room 1580, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains an Internet site that contains reports, proxy and information statements and other information regarding issuers that file electronically with the SEC at www.sec.gov. The contents of these websites are not incorporated into this report. Further, references to the URLs for these websites are intended to be inactive textual references only.

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

Risks Related to Our Operations

We have a limited operating history in our current business and our success is subject to substantial risks inherent in the establishment of a new business. We can give no assurance we will be profitable in the future.

We are in the business of distributing and selling mining supplies and rail products to U.S. coal mining companies and operators and were a development stage company until March 31, 2012. We have encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these costs, expenses, problems, difficulties and delays may continue.

We have incurred losses for fiscal 2016 and 2015, and there is no assurance we will be successful in the future. We anticipate our operating expenses will increase if and as our business expands or if we pursue additional business opportunities we will need to generate revenues sufficient to meet all of our expenses to achieve profitability and obtain additional financing to fund such expenses. However, such financing may not be available to us or may be available upon terms that are not acceptable to us.

We incurred a net loss in fiscal years 2016 and 2015 and a net income for 2013 and 2014 fiscal years. Prior to fiscal 2013, we had a history of net losses. We can provide no assurance we will be profitable in the future. If we fail to achieve profitability, we may need to reduce or eventually cease our operations.

We had net losses of $678,719 in 2016 and $372,509 in 2015. At September 30, 2016 and 2015, we had accumulated deficits of $15,431,430 and $14,752,711, respectively. Based on current expectations, we may need to obtain additional financing to expand our mining and mining rail supplies distribution business. Also, we require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs.

In the past we have been able to raise financing from our chief executive officer through notes and advances and from a bank term loan that our chief executive officer guaranteed. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our strategies, which may affect our overall business results of operations and financial condition. Also, under our new loan agreement with a bank, we may not incur additional indebtedness without the bank’s consent.

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations. We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay advances due to our CEO if he demands repayment of the outstanding advances.

As of September 30, 2016, we have incurred debt due to Mr. Shrewsbury, our CEO, in the form of a note and advances in the aggregate amount of $2,198,637 of which $2,000,000 is covered by a note due in February 24, 2024 and advances, which are due on demand, of $198,637. We have outstanding accounts payable of $625,087 and other accrued liabilities of $831,053. Also, as of September 30, 2016, we owed $662,112 on a bank term loan. Under the term loan, we are required to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. The term loan is secured by our inventory and accounts receivable and guaranteed by our CEO. Also, under the term loan, without the consent of the bank, we are not permitted to incur any indebtedness other than trade debt incurred in the ordinary course. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding loans when they become due and advances if our chief executive officer demands their repayment.

There may be some doubts about our ability to continue as a going concern and, if we are unable to continue our business, our shares may have little or no value.

Our independent registered public accounting firm’s report on our financial statements included in our annual report on Form 10-K for the years ended September 30, 2016 and 2015, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

We depend on a small number of customers for a substantial portion of our revenues. The loss of one or more of these customers, or our inability to collect outstanding receivables from such customers could have a material adverse effect on our financial results.

During the year ended September 30, 2016, one customer accounted for approximately 23% of our revenues, two customers accounted for approximately13% of our revenues, one customer accounted for approximately 11% of our revenues and one customer accounted for 9% of our revenue. Accounts receivable from our four largest customers at September 30, 2016, were 22%, 29%, 20% and 2% of our accounts receivable balance. Although we are seeking to diversify our customer base and reduce our reliance upon sales to a small number of large mine operators, we expect sales to such customers to continue to constitute a significant portion of our revenues in the near term. The loss of any one or more of such customers or an inability to collect such accounts receivable could have a material adverse effect our business, financial condition and results of operations. During 2015, two of our major customers filed for bankruptcy protection under Chapter 11 of the U.S. Bankruptcy Code; although the two customers have continued to purchase our products, there is no guarantee they will continue to do so or that their bankruptcy restructuring will be approved by the courts or at all.

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

We rely on information technology ("IT") systems and networks in connection with our business activities, and we collect and store sensitive data. IT security threats and sophisticated computer crime, including advanced persistent threats such as attempts to gain unauthorized access to our systems, are increasing in sophistication and frequency. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. As we grow, we may experience attempts from hackers and other third parties to gain unauthorized access to our IT systems and networks. Any such attacks could have a material adverse effect on our financial condition, results of operations or liquidity. While we actively manage IT risks within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks and data. A failure of or breach in IT security could expose us and our customers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.

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

We rely on information technology ("IT") systems and networks in connection with our business activities, and we collect and store sensitive data. IT security threats and sophisticated computer crime, including advanced persistent threats such as attempts to gain unauthorized access to our systems, are increasing in sophistication and frequency. These threats pose a risk to the security of our systems and networks and the confidentiality, availability and integrity of our data. As we grow, we may experience attempts from hackers and other third parties to gain unauthorized access to our IT systems and networks. Any such attacks could have a material adverse effect on our financial condition, results of operations or liquidity. While we actively manage IT risks within our control, we can provide no assurance that our actions will be successful in eliminating or mitigating risks to our systems, networks and data. A failure of or breach in IT security could expose us and our customers and suppliers to risks of misuse of information or systems, the compromise of confidential information, manipulation and destruction of data and operations disruptions. Any of these events in turn could adversely affect our reputation, competitive position, business and results of operations. In addition, such breaches in security could result in litigation, regulatory action and potential liability, as well as the costs and operational consequences of implementing further data protection measures.

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

Current shareholdings may be diluted if we make future equity issuances or if outstanding warrants or options are exercised for shares of our common stock.

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

As of September 30, 2016, an aggregate of 650,000 shares of common stock are issuable upon exercise of outstanding warrants and options. The holders of outstanding warrants (and other convertible securities or derivatives, if any are subsequently issued) have the opportunity to profit from a rise in the market price of our common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders. We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding. At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than that provided by those securities.

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

Our shares of common stock are quoted on the OTC Markets Group, Inc.’s Pink marketplace. As a result, relatively small trades in our stock could have disproportionate effect on our stock price. In addition, many institutional investors, which account for significant trading activity, are restricted from investing in stocks that trade below specified prices, have less than specified market capitalizations, or have less than specified trading volume. As a consequence, there may be periods of several days or more when trading activity in our shares is minimal or non-existent, as compared to a seasoned issuer which has a large and steady volume of trading activity that will generally support continuous sales without an adverse effect on share price. A limited trading volume may limit the ability of our shareholders to resell their shares at times and in such amounts as they may desire. No assurance can be given that an active market will develop for our common stock or, if it develops, that it will continue.

We have never declared or paid cash dividends on our common stock.

We have never declared or paid a cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions or covenants in our bank indebtedness, capital requirements, business prospects and other factors that our board of directors considers relevant. Accordingly, investors will only see a return on their investment if the value of our securities appreciates.

Our directors and named executive officers own a substantial percentage of our common stock.

As of December 16, 2016, our directors and executive officers beneficially owned approximately 24.92% of our shares of common stock including shares issuable upon exercise of warrants. Our directors and executive officers are entitled to cast an aggregate of approximately 11,599,317 votes on matters submitted to our stockholders for a vote or approximately 24.14% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

Future sales of our common stock by our existing stockholders may cause our stock price to fall.

The market price of our common stock could decline as a result of sales by our existing stockholders of shares of common stock in the market or the perception that these sales could occur. These sales might also make it more difficult for us to sell equity securities at a time and price that we deem appropriate and thus inhibit our ability to raise additional capital when it is needed.

Our common stock is subject to the SEC’s penny stock regulations.

Our common stock is subject to the SEC’s “penny stock” rules. These regulations define a “penny stock” to be any equity security that has a market price (as defined) of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, these rules require the delivery, prior to the transaction, of a disclosure schedule prepared by the SEC relating to the penny stock market. The broker-dealer also must disclose the commissions payable to the broker-dealer and the sales person, current quotations for the securities, information on the limited market in penny stocks and, if the broker-dealer is the sole market-maker, the broker-dealer must disclose this fact and the broker-dealer’s presumed control over the market. In addition, the broker-dealer must obtain a written statement from the customer that such disclosure information was provided and must retain such acknowledgment for at least three years. Further, monthly statements must be sent disclosing current price information for the penny stock held in the account. The penny stock rules also require that broker-dealers engaging in a transaction in a penny stock make a special suitability determination for the purchaser and receive the purchaser's written consent to the transaction prior to the purchase. The foregoing rules may materially and adversely affect the market for, and liquidity of, our common stock, including the ability of broker-dealers to sell our common stock, the ability of holders of our shares to obtain accurate price quotations and may therefore impede the ability of holders of our common stock to sell such securities in the secondary market.

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

The market for our mining supplies is highly fragmented and we face competition from other companies offering products they manufacture or distribute that are competitive with our products. We also face potential competition from other companies that manufacture and sell rail products. Business in general is highly competitive, and we compete with both large manufacturers and smaller companies that manufacture and/or distribute drill bits and related products to the coal industry, in some instances in accordance with customer requirements and specifications. Some of our competitors have more capital, longer operating and market histories, greater manufacturing capabilities, and greater resources than we have, and may offer a broader range of products and at lower prices than we offer.

Liability claims may occur if our products are defective.

Any failure by our engineered metalwork products and tools could expose us to claims for negligence, breach of contract, personal injury, wrongful death, and products liability. Any such claims could be costly to defend and divert management time and resources. In addition, we cannot make assurances that we will have appropriate insurance available to us in the future at commercially reasonable rates to cover such claims. Currently, we maintain general liability insurance in the amount of $1,000,000. Such coverage may not be adequate to cover any claim that may be made against us. Claims brought against us that are not covered by insurance or that result in recoveries in excess of our insurance coverage could have a material adverse effect on our business, financial condition and results of operations.

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

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2016, the parties agreed to extend the lease for an additional 24 month period upon the same terms and conditions. As of September 30, 2016, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $24,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding.

ITEM 4.	MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5.        MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our common stock is quoted on the OTC Market Group, Inc.’s Pink marketplace under the symbol “TXHG.”

The following table provides the high and low bid prices of our common stock for each quarterly period during the two most recent fiscal years as regularly quoted by the OTC Markets Group, Inc.’s Pink marketplace. The quotations set forth below reflect inter-dealer prices, without retail mark-up, markdown or commission and may not represent actual transactions.

Quarter Ended	High	Low
	$	$
September 30, 2016	0.009	0.005
June, 30, 2016	0.01	0.008
March, 31, 2016	0.017	0.008
December 31, 2015	0.014	0.011

September 30, 2015	0.04	0.02
June, 30, 2015	0.05	0.03
March, 31, 2015	0.06	0.02
December 31, 2014	0.08	0.04

As of September 30, 2016, there were approximately 618 holders of record of our shares of common stock.

Dividends

We have never declared or paid a cash dividend on our common stock and do not anticipate paying cash dividends on our common stock in the foreseeable future. Payment of future cash dividends, if any, will be at the discretion of our board of directors and will depend on our financial condition, results of operations, contractual restrictions and covenants included under our bank indebtedness, capital requirements, business prospects and other factors that our board of directors considers relevant.

Equity Compensation Plan Information

The following table details the number of securities to be issued and the exercise prices of the options and warrants as of September 30, 2016.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)

	(a)	(b)	(c)
Equity compensation plans approved by security holders	0	0	0
Equity compensation plans not approved by security holders	650,000	$0.0945	0
Total	650,000	$0.0945	0

(1)	On May 16, 2012, the Board of Directors authorized the grant of an aggregate of 400,000 common stock purchase warrants to a sales agent over a period of four years. The agent is expected to receive 50,000 warrants every six months for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date issuable. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of September 30, 2016, 150,000 warrants are exercisable and 250,000 warrants have expired. In addition, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options became exercisable commencing April 1, 2014, and expire three years thereafter. The options are exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets.

Unregistered Sales of Equity Securities

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent. The warrants are issuable over a four year period in equal tranches of 50,000. The first tranche was issued on July 1, 2012, followed by additional tranches every six months thereafter with the last tranche to be issued on January 1, 2016. As of September 30, 2016, 150,000 warrants issuable to the sales agent are exercisable and 250,000 warrants have expired. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. The warrants are issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities

We did not purchase any of our equity securities during the year ended September 30, 2016.

ITEM 6.	SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7.        MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Our independent registered public accounting firm’s report on our financial statements for the years ended September 30, 2016, and 2015, contains an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

U.S. coal production has decreased in recent years due in part to the retirement of U.S. coal-fired electricity generators, increased environmental regulation and related compliance costs on the part of coal mining companies, the increased use of natural gas generators and the availability of relatively inexpensive natural gas, a modest demand growth for electricity, and reduced demand for coal abroad, including from China. The U.S. coal industry produced approximately 1.0 Billion short tons of coal in 2014 (as compared to 984 million in 2013) from coal mining operations. The average price of coal per short ton in 2014 was $34.83 as compared to $37.24 in 2013. (See, U.S. Energy Information Administration, Annual Coal Report 2014, http://www.eia.gov/coal/annual/pdf/acr.pdf.)

In the U.S., coal is produced from mines located in approximately 25 states. The principal coal producing states are Wyoming, West Virginia, Kentucky, Illinois and Texas. Coal is used to generate approximately 39% of the electricity in the U.S., but is also used for coke production and for certain industrial applications, such as cement making.

In 2014, there were approximately 985 active coal producing mines in the U.S. (as compared to 1,061 in 2013), and approximately 700 coal producers, of which the top 5 coal producers accounted for approximately 55.35% of the total U.S. coal production. (See, U.S. Energy Information Administration, Annual Coal Report 2014, http://www.eia.gov/coal/annual/pdf/acr.pdf.)

Our revenues for the year ended September 30, 2016, were $2,128,278 as compared to $3,105,733 for 2015.

During the year ended September 30, 2016, we had a net loss of $678,719 as compared to a net loss of $372,509 for 2015. The year ended September 30, 2016, is the second fiscal year in which we have reported a net loss after two previously profitable years. The current year loss is a direct result of lower sales due to an operational decline in the U.S. coal mining industry, an inventory reserve of $275,000 and a bad debt reserve of $100,000.

Net cash used in operating activities was $82,165 during the year ended September 30, 2016 and $253,626 in 2015. Operating cash provided by financing activities during the current year was $23,663 as compared to $245,249 in 2015. The current year cash provided by financing activities resulted from stockholder’s net advances of $74,000 and a repayment of our term loan of $ 50,337. During the prior year ended September 30, 2015 cash provided by stockholder’s net advances was $81,300 and cash proceeds from a bank line of credit was $163,949.

Mr. William Shrewsbury, our Chairman and CEO, has provided financing in the form of loans and advances which were restructured in February, 2014. Currently, such loans are in the form of a consolidated promissory note in the amount of $2,000,000 and, as of September 30, 2016, advances due to Mr. Shrewsbury in the amount of $198,637. On August 26, 2014, we increased our bank line of credit from $250,000 to $750,000. On December 3, 2015, we obtained a new term loan from the bank in the amount of $711,376. We utilized the proceeds of the new loan to repay the line of credit. The new loan is for a term of five years and matures on December 3, 2020. During the term of the loan we have agreed to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The new loan is secured by a priority security interest in our inventory and accounts receivable and guaranteed by our CEO. Also, our indebtedness to Mr. Shrewsbury is subordinated to the new bank loan. During the current year, the Company repaid $50,337 leaving an outstanding balance of $662,112.

Our success is dependent upon our ability to increase sales of our rail products and mining supplies, of which there can be no assurance.

We were incorporated in the State of Georgia in May, 2000. We ceased to be a “development stage company” for financial reporting purposes on March 31, 2012.

Results of Operations

Year Ended September 30, 2016 Compared with Year Ended September 30, 2015

Revenues from Operations

Revenue for the year ended September 30, 2016 and September 30, 2015 were $2,128,278 and $3,105,733, respectively, a decrease of $977,455 or approximately 31.5%. The decrease in revenue during 2016 is due to the overall operational decline in the coal mining industry.

Cost of Goods Sold

During the year ended September 30, 2016, the Company’s cost of goods sold was $1,849,289 as compared to cost of goods sold of $2,469,697 for the year ended September 30, 2015, a decrease of $620,408 or 25.1%. The decrease in cost of goods is solely related to the decrease in sales partially offset by a $275,000 inventory reserve recorded in 2016. Cost of Goods Sold as a percentage of sales increased from 79.5% in 2015 to 86.9% in 2016, as a result of the inventory reserve.

Gross Profit

Gross profit for 2016 was $278,989 a decrease of 357,047 or 56.1% when compared to 2015. The lower gross profit is the result of lower revenue during 2016 as a result of lower overall sales due to production declines in the coal industry and, a $275,000 reserve for inventory obsolescence.

Operating Expenses

The Company incurred operating expenses of $837,209 for the fiscal year ended September 30, 2016, as compared to $898,342 during 2015, a decrease of $61,133 or approximately 6.8%. As a percentage of revenue, operating expenses increased from 28.9% in 2015 to 39.3% in 2016. The increase is attributed to the impact of fixed operating expenses while generating lower revenue during 2016.

The following table details the components of operating expenses, as well as the dollar and percentage changes for the year end periods.

	Twelve Months Ended
	9/30/2016	9/30/2015	$ Change	%Change
Operating Expense
Commission expense	$101,627	$236,119	$(134,492)	(57.0)
Professional fees	62,788	86,837	(24,049)	(27.7)
Bad debt expense	169,958	13,643	156,315	1,145.7
Depreciation expense	9,796	10,104	(308)	(3.0)
Other operating expense	493,040	551,639	(58,599)	(10.6)
Total	$837,209	$898,342	$(61,133)	(6.8)

Commission expense for the year ended September 30, 2016 was $101,627 compared to $236,119 for the same period in 2015, a decrease of $134,492 or 57.0%. The lower commission, during the year ended September 30, 2016, is a direct result of the decreased sales resulting from operational decline in the domestic coal mining industry. As a percentage of revenue, commission expense decreased from 7.6% in 2015 to 4.8% in 2016. The decrease is attributed to lower negotiated commission rates paid to sales agents.

Professional fees decreased $24,049 or 27.7% for the year ended September 30, 2016, as compared to the prior year. The lower expenses were the result of lower legal expenses of $16,755 and lower investor relation cost of $9,150. During 2015, the Company incurred additional legal expenses in connection with the acquisition of The Bag Rack business.

Bad debt expense increased $156,315 or 1,145.7% for the twelve months ended September 30, 2016, as compared to the prior year. Bad debt reserve recorded for three customers and an advance to a supplier write-off in 2016 accounted for the expense increase.

Depreciation expenses decreased $308 in 2016 as compared to 2015. The lower depreciation resulted from depreciation associated with a delivery truck becoming fully depreciated in 2015.

For the year ended September 30, 2016, other operating expenses were $493,040, a decrease of $58,599 or 10.60% from the $551,639 incurred during 2015. The lower operating expenses resulted from lower operating supplies ($24,118), lower travel related expenses ($22,949) and lower registration fees related to our prior year listing on the OTC Markets OTCQB ($7,500) that we did not incur in 2016.

Loss from Operations

For the year ended September 30, 2016, we had a loss from operations of $558,220 as compared to a loss of $262,306 in 2015. The loss increase of $295,914 resulted from a reserve for inventory obsolescence of $275,000 and an increase in bad debt reserve of $156,315. The increase in loss from operations was partially offset by lower commission expense of $134,492.

Other Income and (Expense)

Other expense was $120,499 for the year ended September 30, 2016 as compared to $110,203 for the year ended September 30, 2015, an increase of $10,296. The increase resulted from higher interest expense associated with the term loan of $3,459 and lower scrap sales of $6,837, than the prior year.

Net Income or Loss.

During 2016 the Company had a net loss of $678,719 compared to a net loss of $372,509 for 2015, representing a net loss increase of $306,210. The increase resulted from higher loss from operations of $295,914 in 2016, due to a $275,000 reserve for inventory obsolescence. Higher interest expense and lower sales of scrap during the current year resulted in a negative variance of $10,296 over the prior year.

Net Earnings/Loss Per Share

Net earnings per share (basic and diluted) as a result of the net loss in 2016, remains a negative $0.01 in 2016, similar to the prior year.

Net Operating Loss Carry Forward for Tax Purposes

As of September 30, 2016, the Company had tax net operating loss carry forwards totaling approximately $7,250,000, which expire in 2018 through 2036. Approximately $1,200,000 of such net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in Section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets will ever be used. A deferred tax asset can be used only if there is future taxable income, of which there can be no assurance.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided (used in) operating, investing and financing activities:

	Twelve Months Ended
	9/30/2016	9/30/2015
Liquidity and capital resources
Net cash used in operating activities	$(82,165)	$(253,626)
Net cash used in investing activities	-	(2,843)
Net cash provided by financing activities	23,663	245,249
Net decrease in cash equivalents	$(58,502)	$(11,220)

At September 30, 2016, the Company had cash and cash equivalents of $3,062 compared to cash and cash equivalents of $61,564 at September 30, 2015 a decrease of $58,502. The decrease in cash is the direct result of the net cash used in operating activities of $82,165 and a $50,337 repayment of our term loan. The decrease in cash was partially offset by net proceeds from stockholder/officer net advances of $74,000.

Cash Flows Used in Operating Activities

Cash used in operating activities during 2016 was $82,165 as compared to $253,626 during 2015.

During the year ended September 30, 2016, the Company incurred a net loss of $678,719.

A decrease in inventory (current and non-current) of $125,719 and an increase in accrued liabilities of $110,429 during 2016 were offset by a $321,489 decrease in accounts payable and a $20,380 increase in sales commission advances. The decrease in inventory is associated with management’s decision to reduce inventory levels in view of lower sales demand.

Accounts receivable decreased by $179.683 compared to an increase of $96,069 during 2015. The receivable decrease in 2016 is the result of lower sales and a $43,958 bad debt write-off during the year.

Accrued liabilities as of September 30, 2016, increased by $110,429, accrued interest on a loan due to Mr. Shrewsbury account for $100,274 of the current year increase.

Accounts payable decreased $321,489 in 2016 compared to a $107,980 decrease in the prior year. The decrease is the result of lower purchases of inventory due to lower anticipated sales.

Cash Flows Used in Investing Activities

There was no investing activities during 2016. During 2015 cash used in investing activities was directed to the purchase and refurbishing of a truck/trailer ($4,149) and $1,306 was collected on a note receivable associated with our prior Oil and Gas business.

On May 30, 2012, the Company sold 100% of the interest in an Oil and Gas lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future lease production. During the current year, the Company did not receive a payment on the note which has a remaining balance of $29,983.

Cash Flows Provided by Financing Activities

During 2016, cash provided by financing activities was $23,663 as compared to $245,249 during 2015. During such periods, the Company in 2016 repaid $50, 337 on the term loan and in 2015 drew down $163,949 on the bank line of credit. Also during such periods, the Company received advances from our CEO of $187,200 and $127,300, respectively, and repaid stockholder advances of $113,200 and $46.000, respectively.

The Company had two primary sources of financing during 2016 and 2015. A bank term loan in 2016, a line of credit in 2015 and advances from a stockholder/officer in both years.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the loan. The loan which was refinanced in December 2015 was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. Interest on the loan was payable monthly and was calculated on the basis of a variable index. As of September 30, 2015, the Company had borrowed $712,449 under the loan. The rate of interest under the loan was 3.25% per annum. Principal, interest and collection costs under the loan were guaranteed by Mr. Shrewsbury. On December 3, 2015, we obtained a new term loan from the bank in the amount of $711,376. We utilized the proceeds of the new loan to repay the line of credit. The new loan is for a term of five years and matures on December 3, 2020. During the term of the loan we have agreed to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 3.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The new loan is secured by a priority security interest in our inventory and accounts receivable and guaranteed by our CEO. As of September 30, 2016 the term loan balance is $662,112.

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of the amounts due to Mr. Shrewsbury and issued in replacement a Secured Consolidated Note (“Consolidated Note”) for such amount. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum, principal and interest are repayable ten years from February 25, 2014, and it is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury.

During 2016, the Company received $187,200 in cash advances from Mr. Shrewsbury and repaid $113,200, bringing the total outstanding advance balance to $198,637. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Property and Equipment, net, was $56,779 as of September 30, 2016 compared to $66,575 as of September 30, 2015. Delivery equipment depreciation recorded in the current year accounts for the reduction in Property and Equipment.

As of September 30, 2016, the Company had accrued and unpaid an amount of $460,410 due to Jose Fuentes, CFO, as payment for past services.

Financial Condition and Going Concern Uncertainties

Except for the six consecutive quarters ended June 30, 2014, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and secured bank indebtedness to fund its operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which in turn, is dependent on our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s term loan, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2016, contained an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of September 30, 2016, the Company had cash and cash equivalents of $3,062 as compared to $61,564 as of September 30, 2015.  The decrease in cash resulted from the Company’s net loss during the current fiscal year and the repayment of bank indebtedness.

The Company’s accounts receivable were $235,402 as of September 30, 2016, as compared to $585,043 as of September 30, 2015, a decrease of $349,641 or 59.8%. The decrease resulted from lower current year sales and a $100,000 bad debt reserve recorded in 2016.

Inventory (current and non-current) was $2,106,018 as of September 30, 2016 as compared to $2,523,037 as of September 30, 2015, a decrease of $417,019 or 16.5%. The inventory reduction is the direct result of lower sales due to the recent slow-down in the U.S. coal mining industry and, a $275,000 inventory reserve for obsolescence.

During 2016, our stockholders’ deficit increased from $14,752,711 to $15,431,430, an increase of $678,719 or 4.6%. The net loss for the year ended September 30, 2016 accounts for the increase in stockholders’ deficit.

During the year ended September 30, 2016, the Company’s net loss was $678,719 compared to a net loss of $372,509 for 2015 representing a loss increase of $306,210. The increase can be directly attributed to lower sales of $977,455 during the current period resulting from operational downturn in the coal mining industry, an inventory reserve of $275,000 for inventory obsolescence and, an increase in bad debt reserve of $100,000.

Currently, in addition to funds utilized to purchase inventory, the Company is spending approximately $60,000 per month on operations. Management believes that the Company’s cash flows from its operations, the loans and advances provided by Mr. Shrewsbury, and the loan provided by the bank to be sufficient to fund the Company operations for the next 12 months. However, the Company will require additional financing to meet any large capital requirements or to meet its current obligations if its business does not generate sufficient operational cash flow.

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

Advances and Loans from Our Chief Executive Officer

In connection with the expansion of the Company’s business, Mr. Shrewsbury, the Company’s Chairman and CEO, provided financing to the Company in the form of demand notes and advances. On February 25, 2014, the Company entered into a Note Exchange Agreement (“Exchange Agreement”) with Mr. Shrewsbury pursuant to which an aggregate of $2,000,000 in indebtedness due to Mr. Shrewsbury was consolidated and restructured and issued in exchange for such indebtedness a Consolidated Secured Promissory Note (the “Consolidated Note) in the principal amount of $2,000,000.

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

In addition, in consideration of Mr. Shrewsbury agreeing to consolidate the indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock issued February 25, 2014. The options are became exercisable on April 1, 2014, and expire three years thereafter. The options are exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets.

As of September 30, 2016, Mr. Shrewsbury had advanced an aggregate of $198,637 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2016, the Company also has a payable of $24,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2016 and through December 16, 2016, several new accounting pronouncements issued by the Financial Accounting Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated balance sheets as of September 30, 2016 and 2015 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit and consolidated cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS - TABLE OF CONTENTS

For the Years Ended September 30, 2016 and 2015

Report of Independent Registered Public Accounting Firm

Board of Directors

TX Holdings, Inc.

Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of TX Holdings, Inc. (the “Company”) at September 30, 2016 and 2015 and the related consolidated statements of operations, stockholders’ deficit and cash flows for each of the years ended September 30, 2016 and 2015. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of TX Holdings, Inc. as of September 30, 2016 and 2015, and the results of its operations and its cash flows for the years ended September 30, 2016 and 2015 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the consolidated financial statements, the Company has not generated sufficient cash to fund its operations and continues to rely substantially upon financing provided by a stockholder, both of which raise substantial doubt about its ability to continue as a going concern. Management’s plans in regard to these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that may result from the outcome of these uncertainties.

/s/ Turner, Stone & Company, L.L.P.

Certified Public Accountants

December 16, 2016

TX HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

September 30, 2016 and 2015

	September 30,	September 30,
	2016	2015
ASSETS
Current assets:
Cash and cash equivalents	$3,062	$61,564
Accounts receivable, net of allowance for doubtful accounts of $113,643 at September 30, 2016 and $13,643 at September 30, 2015	235,402	585,043
Inventory	1,806,018	2,223,037
Commission advances	68,718	48,338
Note receivable-current	10,000	10,000
Other current assets	136	27,674
Total current assets	2,123,336	2,955,656

Inventoy, non-current (Note 1)	300,000	300,000
Property and equipment, net (Note 2)	56,779	66,575
Note receivable, less current portion	19,983	19,983
Other	500	500

Total Assets	$2,500,598	$3,342,714

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$831,053	$696,624
Accounts payable	625,087	946,576
Advances from officer (Note 7)	198,637	124,637
Bank-line of credit (Note 9 and 11)	–	712,449
Bank-Term Loan	662,112	–
Total current liabilities	2,316,889	2,480,286

Note payable to offier (Note 7)	2,000,000	2,000,000
Total Liabilities	4,316,889	4,480,286

Commitments and contingencies (Notes 6 and 7)

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at September 30, 2016 and 2015	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,431,430)	(14,752,711)
Total stockholders' deficit	(1,816,291)	(1,137,572)

Total Liabilities and Stockholders' Deficit	$2,500,598	$3,342,714

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended September 30, 2016 and 2015

	September 30,	September 30,
	2016	2015

Revenue	$2,128,278	$3,105,733

Cost of goods sold	1,849,289	2,469,697

Gross profit	278,989	636,036

Operating expenses, except items shown separately below	493,040	551,639
Commission expense	101,627	236,119
Professional fees	62,788	86,837
Bad debt expense	169,958	13,643
Depreciation expense	9,796	10,104
Total operating expenses	837,209	898,342

Loss from operations	(558,220)	(262,306)

Other income and (expense):
Other income	8,668	15,505
Interest expense	(129,167)	(125,708)

Total other income and (expense), net	(120,499)	(110,203)

Net Loss	$(678,719)	$(372,509)

Net loss per common share
Basic and Diluted	$(0.01)	$(0.01)

Weighted average of common shares outstanding-
Basic and Diluted	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Years Ended September 30, 2016 and 2015

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total
Balance at September 30, 2014	–	$–	48,053,084	9,293,810	4,320,982	(14,380,202)	(765,410)

Warrants issued to a sales agent	–	–	–	–	347	–	347

Net loss	–	–	–	–	–	(372,509)	(372,509)

Balance at September 30, 2015	–	$–	48,053,084	$9,293,810	$4,321,329	$(14,752,711)	$(1,137,572)

Net loss	–	–	–	–	–	(678,719)	(678,719)

Balance at September 30, 2016	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,431,430)	$(1,816,291)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended September 30, 2016 and 2015

	September 30,	September 30,
	2016	2015
Cash flows used in operating activities:
Net loss	$(678,719)	$(372,509)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation expense	9,796	10,104
Bad debt expense	169,958	13,643
Inventory reserve and write-off	291,300	–
Other assets write-off	26,000	–
Stock-based compensation	–	347
Changes in operating assets and liabilities:
Accounts receivable	179,683	(96,069)
Inventory	125,719	539,498
Commission advances	(20,380)	(48,338)
Other current assets	1,538	17,653
Inventory, non-current	–	(300,000)
Accrued liabilities	110,429	72,525
Accounts payable	(321,489)	(107,980)
Other assets	–	(500)
Stockholder/officers advances for operations	24,000	18,000
Net cash used in operating activities	(82,165)	(253,626)

Cash flows used in investing activities:
Notes receivable	–	1,306
Purchase of equipment	–	(4,149)
Net cash used in investing activities	–	(2,843)

Cash flows provided by financing activities:
Proceeds from bank line of credit	–	163,949
Repayment of bank term loan	(50,337)	–
Proceeds from stockholder/officer advances	187,200	127,300
Repayment of stockholder/officer advances	(113,200)	(46,000)
Net cash provided by financing activities	23,663	245,249

Decrease in cash and cash equivalents	(58,502)	(11,220)
Cash and cash equivalents at end of year beginning of year	61,564	72,784

Cash and cash equivalents at end of year	$3,062	$61,564

Supplemental Disclosure of Cash Flow Information
Cash paid during the year for interest	$129,167	$125,708

Suppemental Schedule of Non-Cash investing and Financing Activities
Repayment of line of credit through issuance of bank term loan	$711,376	–

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

In connection with the Company’s business expansion, Mr. Shrewsbury, our Chairman and CEO, has provided us with financing in the form of loans and advances and has guaranteed our bank term loan.

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

The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company who are also “qualified directors” within the definition set forth in Section 14-2-862 of the Georgia Corporation Code. Mr. Shrewsbury has also advanced the Company an additional $198,637 which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS

Although the Company has been profitable during fiscal 2014 and 2013, the Company has not generated sufficient cash during the current fiscal year and the prior year to fund its operations and relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a term loan that is guaranteed by Mr. Shrewsbury.

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

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the years ended September 30, 2016, and 2015 contains an explanatory paragraph wherein they state that the Company has incurred significant losses from operations since inception and has a stockholders’ deficit, both of which raise substantial doubt about the Company’s ability to continue as a going concern.

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

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2016, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these deposits.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with its customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts was $113,643 for the years ended September 30, 2016 and $13,643 for 2015.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS-Continued

During fiscal year 2016, the Company wrote-off two uncollectable customers’ accounts in the amount of $43,957 and increased the allowance for doubtful accounts by $100,000.

INVENTORY

The Company’s inventory consists of mine and rail inventory. Inventory is stated at the lower of cost (first-in, first-out) or market. During the current year, the Company has reclassified rail inventory in the amount of $300,000 from current to non-current, as it anticipated the inventory will not be sold in the subsequent year and recorded a $275,000 reserve for inventory obsolescence.

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

At September 30, 2016, the Company has outstanding 150,000 warrants and 500,000 options which were not included in the twelve months ended September 30, 2016 calculation of diluted net loss per share since their inclusion will be antidilutive. The 500,000 options had been issued to an officer and the 150,000 warrants are issued to a sales agent. At September 30, 2015, the Company had outstanding 200,000 warrants and 500,000 options which were not included in the twelve months ended September 30, 2015. The incremental number of additional shares which would have had dilutive effect under the treasury stock method was -0- due to the exercise price and average market price of our common stock being equal for the period.

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2016 and 2015. The book value of those financial instruments that are classified as current assets or liabilities approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

BASIC NET INCOME (LOSS) PER COMMON SHARE-Continued

The following table summarizes securities unissued at each of the periods presented which were not included in the calculation of diluted net earnings per share in 2016 and 2015.

	2016	2015

Options and warrants issued as compensation	650,000	700,000

Total	650,000	700,000

RECENTLY ISSUED ACCOUNTING STANDARDS

During the year ended September 30, 2016 and through December 9, 2016, there were several new accounting pronouncements issued by the Financial Standards Board (FASB). Each of these pronouncements, as applicable, has been or will be adopted by the Company. Management does not believe the adoption of any of these accounting pronouncements has had or will have a material impact on the Company’s financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two year term starting October 1, 2012 and ending August 31, 2014.  The lease was subsequently extended for an additional two years and on September 1, 2016, the parties agreed to extend the lease for an additional 24 month period upon the same terms and conditions. As of September 30, 2016, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $24,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

Property and equipment consists of the following at September 30, 2016 and 2015:

	2016	2015

Delivery truck/trailer	$69,164	$69,164
Other warehouse equipment	38,144	38,144

Less accumulated depreciation	(50,529)	(40,733)
	$56,779	$66,575

Depreciation expense of $9,796 and $10,104 were recognized during the years ended September 30, 2016 and 2015, respectively.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION

In November 2014, and with a view to diversifying our business, we acquired The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack,” a device that enables bags with handles to be stored efficiently in a car preventing the bags from tipping over and causing spillage. We are in the preliminary stages of developing the new product. We expect to market and sell the new product online, through broadcast shopping networks, and other distribution outlets, and through certain national retailers and discount stores. During fiscal 2016, we did not generate any revenue from the sale of the product and there can be no assurance we will be able to generate any revenue from this new product.

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2016 and 2015:

	2016	2015

Deferred tax assets:
Net operating losses	$2,339,000	$2,204,000
Accrued expenses	170,000	167,000
Valuation allowance	(2,509,000)	(2,371,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2016 were approximately $7,643,000. The Company has total net operating losses available to the Company to offset future taxable income of approximately $6,876,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

	2016		2015
	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$(134.000)	(34)%	$(127,000)	(34)%

Change in estimate	-	-	55,000	15

Non-deductible expenses	(3,000)	(2)%	-	-

Increase in valuation allowance	137,000	36%	72,000	19

Provision for income taxes, net	$-	-%	$-	-%

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES-Continued

The Company’s valuation allowance attributable to its deferred tax assets increased by $137,000 and $72,000 during the years ended September 30, 2016 and 2015.

The Company has tax net operating loss carry forwards totaling approximately $7,250,000, expiring in 2018 through 2036. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The

Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 5 - STOCKHOLDERS' DEFICIT

PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, no par value. As of September 30, 2016 and 2015, there are no preferred shares issued and outstanding.

COMMON STOCK

Of the 250,000,000 shares of common stock, no par value, authorized for issuance by the Company, 48,053,084 shares were issued and outstanding as of September 30, 2016 and 2015.

STOCK WARRANTS AND OPTIONS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, over a period of four years. The agent is entitled to receive 50,000 warrants every six months for an aggregate of 400,000 warrants. The issuance are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date of issuable, the first 50,000 warrants tranche were issuable effective July 1, 2012 and, additional 50,000 tranches were issuable every six months thereafter. As of September 30, 2016 there are 150,000 warrants exercisable and 250,000 warrants have expired. The warrants were not included in the calculation of diluted net earnings per share in 2016 and 2015 since their inclusion would be anti-dilutive.

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

The fair value of the equity based awards issued during the years ended September 30, 2016 and 2015 was estimated using the Black-Scholes option pricing model. Expected volatility was based on the Company’s historical volatility for its common stock and adjusted to reflect the thinly traded nature of the market for its securities. The risk-free rate was determined using the U. S. Treasury yield in effect at the issuance date based on the term of the equity award. The expected life was based on the contractual term of the award. The Company has never declared or paid cash dividends and has no plans to do so in the foreseeable future.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS' DEFICIT-Continued

STOCK WARRANTS AND OPTIONS-Continued

The following assumptions were utilized for awards issued during the years ended September 30, 2016 and 2015.

	September 30,	September 30,
	2016	2015

Expected life (in years)	2 to 3	2 to 3
Expected volatility	75%	75%
Risk-free interest rate	0.39% to 2%	0.39% to 2%
Expected dividend rate	0	0

Following is a summary of outstanding stock warrants and options at September 30, 2016 and 2015 and activity during the years then ended:

	Number of	Exercise	Weighted
	Shares	Price	Average Price
Warrants/Options at September 30, 2014	700,000	$0.092-0.10	$0.095
New Issue	100,000	0.10	0.100
Forfeited	(100,000)	0.1	0.100
Warrants/Options at September 30, 2015	700,000	$0.092-0.10	$0.095
New Issue	50,000	0.10	0.10
Forfeited	(100,000)	0.10	0.10
Warrants/Options at September 30, 2016	650,000	$0.092-0.10	$0.094

A summary of outstanding warrants and options at September 30, 2016, follows:

	Number		Remaining
	of	Exercise	Life
Expiration Date	Shares	Price	(Years)
January 1, 2017	50,000	$0.10	0.25
March 31, 2017	500,000	$0.0926	0.5
July 1, 2017	50,000	$0.10	0.75
January 1, 2018	50,000	$0.10	1.25

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LEGAL PROCEEDINGS

Other than ordinary routine litigation incidental to the business, the Company is not a party to any material pending legal proceeding.

NOTE 7– RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER AND OFFICER

As of September 30, 2016 and 2015, Mr. Shrewsbury had advanced an aggregate of $198,637 and $124,637, respectively, to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

PARK’S LEASE

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada”). Mr. Bobby S. Feller is the owner of Masada and a member of the Company’s board. The Parks lease purchased from Masada covered 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%.On January 28, 2011, TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease. As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company agreed to relinquish an 8.5% working interest which it had in a different lease, pay the sum of $10,400 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest in the Parks lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by Park’s lease future production. On March 25, 2014, the storage building was sold for $18,000. The note receivable balance as of September 30, 2016 and 2015 was $29,983 for both years.

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

For the year ended September 30, 2016 and 2015, interest expense of $129,167and $125,708, respectively, in the accompanying statements of operations, relates to the Consolidated Note and the term loan arrangement. Interest on the Consolidated Note payable for the amount of $259,726 and $159,452 has been accrued as of September 30, 2016 and 2015, respectively.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS-Continued

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and some warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014, the lease was extended for an additional two years and on September 1, 2016 the parties again agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2016 and 2015, such trucking company was paid $51,078 and $62,975, respectively, for such trucking services, which were included in our cost of sales amount.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2016 and 2015 the amounts of such commission were $8,669 and $31,423, respectively, which are included in our commission expense amount.

ACCRUED OFFICER’S SALARY

As of September 30, 2016 and 2015, the Company had accrued and unpaid an amount of $460,410 due to Jose Fuentes, CFO as payment for past services, which are included in our accrued liabilities amount.

ADVANCES FROM STOCKHOLDER AND OFFICER

Included in the financial statements as of September 30, 2016 and 2015 are advances from stockholder and officer of $198,637 and $124,637, respectively.

	September	September
	2016	2015

Beginning Balance	$124,637	$43,337
Proceeds from Stockholer/Officer advances	187,200	127,300
Repayment of stockholder advances	(113,200)	(46,000)
Ending Balance	$198,637	$124,637

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non-cash investing and financing activities during the years ended September 30, 2016 and 2015:

	2016	2015

Repayment of line of credit through issuance of bank term loan	$711,376	–

NOTE 9 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new loan agreement with the Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of September 30, 2016, the loan balance is $662,112.

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

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – BANK LOAN- Continued

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

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATION OF RISKS- Continued

Significant Customers- Continued

At September 30, 2016 and 2015, the Company had the following customer concentration:

			Percentage of
			Accounts Receivable
	Percentage of Sales (1)		trade, net
	September 30,	September 30,	September 30,	September 30,
	2016	2015	2016	2015

Customer A	23	9	22	21

Customer B	13	*	*	*

Customer C	13	*	29	*

Customer D	11	5	20	*

Customer E	9	10	*	24

Customer F	7	23	17	21

Customer G	*	10	6	5

Customer H	*	16	*	7

*Represent less than 5%

NOTE 11 – SUBSEQUENT EVENTS

NONE

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

Management’s Report on Internal Control Over Financial Reporting

Management of TX Holdings is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rules 13a-15(f) under the Securities Exchange Act of 1934, as amended.

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal controls over financial reporting include those policies and procedures that:

•	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
•	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;
•	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company ; and
•	provide reasonable assurance regarding prevention of timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting, no matter how well designed, may not prevent or detect misstatements. Accordingly, even effective internal control over financial reporting can provide only reasonable assurance with respect to financial statement preparation. Also, the assessment of the effectiveness of internal control over financial reporting was made as of a specific date. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of September 30, 2016, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

There were no changes in the Company’s internal control over financial reporting ( as such term is defined in Rules 13a-15(f) and 15d-15 (f) under the exchange act) during the period covered by the Report that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our current executive officers and directors:

Name	Age	Title
William L. Shrewsbury	72	Chairman of the Board, Chief Executive Officer, and Director
Jose Fuentes	69	Chief Financial Officer
Martin Lipper	82	Director
Bobby S. Fellers	66	Director

Biographical information with respect to our current executive officers and directors is set forth below. There are no family relationships between any executive officer or director and any other executive officer or director.

William “Buck” Shrewsbury, Chairman and CEO. Mr. Shrewsbury has been a director and our Chairman and CEO since December 24, 2007. Since 1988, Mr. Shrewsbury has been the President and owner of Lee’s Services and Storage, LLC, a trucking agency and, the President and owner of Buck’s Truck Inc., a trucking company. Prior to 1988, Mr. Shrewsbury served as the IT manager with a large steel mill for 19 years. Mr. Shrewsbury attended the University of Kentucky 1962 -1965 with a major in Civil Engineering.

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

Jose Fuentes, Chief Financial Officer. Mr. Fuentes has been Chief Financial Officer since May 12, 2008. Commencing in 2006 and through 2007, Mr. Fuentes was our VP of Finance. Mr. Fuentes has over thirty-five years of financial related experience including the energy sector. The majority of his early career, after leaving public accounting, was spent at Atlantic Richfield Co., where he held several progressively responsible financial roles including his most recent position as Vice President of Finance, Planning and Control for Arco Indonesia. From there, Mr. Fuentes served as Vice President of Finance and CFO at PJM Interconnection, LLC. Mr. Fuentes received a Bachelor of Science degree in accounting from Saint John’s University in New York and is a Certified Public Accountant.

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

Audit, Nominating, Compensation and Other Board Committees

The board of directors of the Company has not established an audit, nominating, compensation or other board committee although it may do so in the future. Also, the Company has not appointed an “audit committee financial expert” although it may do so in the future. During 2016, the board appointed a special committee to review and consider a related party transaction.

The Board of Directors

The board oversees our business affairs and monitors the performance of management. During the year ended September 30, 2016, the board held no board meeting.

Stockholders wishing to communicate with any non-employee director may do so by writing to our Chief Executive Officer, TX Holdings, Inc., PO Box 1425, Ashland Kentucky 41102. Our CEO will forward the communication as directed by the stockholder.

Independence of Directors

Our shares of common stock are quoted on the OTC Markets Group, Inc.’s Pink marketplace. As such we are not subject to certain corporate governance requirements applicable to companies listed on a national securities exchange. For purposes of determining the “independence” of our directors, we have adopted the definition in the NYSE MKT Company Guide. We have determined that we have two directors that are “independent” within the meaning set forth in the NYSE MKT’s Company Guide. Mr. Shrewsbury is our CEO and Chairman. For a company of our size and management resources, we believe that the CEO is in the best position to focus the independent directors’ attention on the issues of greatest importance to the Company and its stockholders and we believe that splitting the roles of CEO and Chairman may have the consequence of making our management and governance processes less effective than they are today through duplication of the lines of accountability and responsibility for matters. Periodically, our board of directors intends to review such policy.

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

Based solely upon our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act, we believe that except as set forth below, all such forms required to be filed were timely filed by our executive officers, directors, and security holders required to file the forms during the fiscal year ended September 30, 2016.

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

ITEM 11.      EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and one former “named executive officer” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)
William L. Shrewsbury	2015	$60,000	—	—	—	—	—	$24,000	$84,000
CEO and Chairman	2016	$60,000	—	—	$14,971	—	—	$24,000	$98,971
Jose Fuentes	2015	104,000	—	—	—	—	—	—	104,000
Chief Financial Officer	2016	104,000	—	—	—	—	—	—	104,000

(1)	Represents salaries paid during the years ended September 30, 2016, and 2015. In May 2013, Mr. Shrewsbury commenced receiving a monthly salary of $5,000. Mr. Fuentes receives an annual salary of $104,000.
(2)	On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date authorized by the Board of Directors, February 21, 2014. The options expire on March 31, 2017.
(3)	Represent lease payments payable pursuant to a lease agreement between the Company and Mr. Shrewsbury and Mrs. Shrewsbury. Management believes that the current rental is below market value for similar warehouse and land space.

The Company does not have an employment agreement with either Mr. Shrewsbury or Mr. Fuentes. The salaries of our officers are recommended by the CEO to the board of directors and subject to their periodic review and approval and are determined on the basis of current market and other conditions and the cash resources available to us. We do not provide any employee benefit programs to our employees other than a periodic grant of options and warrants. The grant of options or warrants to our officers and directors and the terms of such warrants are recommended by the CEO to the board of directors and subject to their review and approval.

Outstanding Equity Awards at Fiscal Year-End

The following table sets forth information for each named executive officer regarding the number of shares subject to exercisable and unexercisable common stock purchase options as of September 30, 2016.

Name				Option Awards
	Number of securities underlying unexercised options			Equity Incentive Plan Awards: Number of Securities Underlying Unexercised
	Exercisable		Unexercisable	Unearned Options	Option Exercise Price	Option Expiration Date

William L. Shrewsbury	500,000	(1)	—	—	$0.0924	March 31, 2017

(1)	The options were granted on February 25, 2014, and became exercisable on April 1, 2014.

Director Compensation

The following table sets forth the compensation paid to our directors who are not also named executive officers during the years ended December 31, 2016, and 2015.

	DIRECTOR COMPENSATION
		Fees Earned
		or	Options	All Other
		Paid in Cash	Awards	Compensation	Total
Name and Position	Year	$	$	$	$

Bobby S. Fellers	2015	0	0	0	0
	2016	0	0	0	0

Martin Lipper	2015	30,250	0	0	30,250
	2016	31,500	0	0	31,500

During fiscal 2016, we paid aggregate compensation of $31.500 to Mr. Lipper ($30,250 for 2015), for attending quarterly meetings at the Company’s principal offices related to its business and operations, and, on behalf of the board of directors, for oversight of the appointment, compensation, and work of the Company’s independent registered public accountant.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 30, 2016, beneficial ownership of our common stock by: (i) each person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and our named executive officers, and (iii) all of our directors and named executive officers as a group. As of December 30, 2015, 48,053,084 shares of our common stock were issued and outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Beneficially Owned
William L. Shrewsbury	11,037,651	(2)	22.73%
Chairman, CEO and director

Jose Fuentes	500,000		1.04%
Chief Financial Officer

Martin Lipper	561,666	(3)	1.17%
Director

Bobby S. Fellers	0		*
Director

All executive officers and directors as a group (4 persons)	12,099,317	(2)(3)	24.92%

(1)	Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by “voting power” and/or “investment power” with respect to securities. Unless otherwise noted, all shares of our common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options, warrants or convertible securities held by such person or entity that are exercisable or convertible within 60 days from the date hereof have been exercised or converted as the case may be. All addresses, except as noted, are c/o TX Holdings, Inc., 12080 Virginia Boulevard, Ashland, Kentucky 41102.

(2)	Includes 500,000 shares issuable upon exercise of options that expire on March 31, 2017. The options are exercisable at a price of $0.0924 per share.

(3)	Includes 175,000 shares owned beneficially and of record by Mr. Lipper’s spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

An event of default under the loan will occur upon the occurrence of any of the following events:

•	we fail to make any payment when due under the loan;
•	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement between the bank and the Company:
•	we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan note or related documents;
•	a warranty, representation or statement we made to the bank under the loan document is or becomes materially false or misleading;
•	the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;
•	the commencement of foreclosure or forfeiture proceedings by any creditor of ours or any governmental agency against any collateral securing the loan;
•	any of the preceding events occurs with respect to any loan guarantor;
•	a 25% or more change in the ownership of our common stock;
•	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired ; or
•	the bank in good faith believes itself insecure.

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

Advances and Loans from Our CEO

On February 25, 2014, the Company entered into a Note Exchange Agreement (“Exchange Agreement”) with Mr. Shrewsbury pursuant to which an aggregate of $2,000,000 in certain outstanding indebtedness and interest due to Mr. Shrewsbury was consolidated and the Company issued in exchange for such indebtedness a Consolidated Secured Promissory Note (the “Consolidated Note) in the principal amount of $2,000,000.

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

As of September 30, 2016, Mr. Shrewsbury had advanced an aggregate of $198,637 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2016, the Company also has a payable of $24,000 to Mr. Shrewsbury for warehouse storage rental.

Mr. Shrewsbury has agreed that the Consolidated Note and advances and other claims due from the Company to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

Lease Agreement

On November 2012, the Company entered into a lease agreement with Mr. Shrewsbury and Mrs. Shrewsbury, Mr. Shrewsbury’s wife, pursuant to which they agreed to lease to the Company certain office space and certain warehouse space and land to store the Company’s inventory. The lease commenced on October 1, 2012 had a two year term and the option to extend the lease on the same terms for up to an additional 24 months upon written notice at least 30 days prior to the end of the lease. On September 1, 2014, the parties agreed to extend the lease for an additional two years and on September 1, 2016 the lease was again extended for an additional two years to August 31, 2018. The lease rental is $2,000 per month payable on the first of each month. As of September 30, 2016, the Company had accrued and unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $24,000. Accordingly, our lease with Mr. and Mrs. Shrewsbury may be deemed to be in default. As of the date of this report, we have not received a notice of termination of the lease

Freight Charges

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2016 and 2015, such trucking company was paid $51,078 and $62,975, respectively, for such trucking services. Management believes that the freight charges of such trucking company are at or below market rates for such services.

Commission Charges

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2016 and 2015 the amounts of such commission were $8,689 and $31,423, respectively.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Turner, Stone & Company, L.L.P., for each of the last two fiscal years.

ACCOUNTING FEES AND SERVICES	2016	2015

Audit fees	$40,441	$46,186
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$40,441	$46,186

Audit Fees

“Audit fees” represent the aggregate fees billed for professional services for the audit of our annual consolidated financial statements, reviews of our financial statements included in our quarterly reports services that are normally provided in connection with statutory and regulatory filings or engagements.

Audit Related Fees

“Audit-related fees” represent the aggregate fees billed for assurance and related services that are reasonably related to the performance of the audit or review of our consolidated financial statements and are not reported under Audit Fees.

Tax Fees

Tax fees represent the aggregate fees billed for professional services rendered by our principal accountants for tax compliance, tax advice, and tax planning.

All other Fees

All other fees represent the aggregate fees billed for products and services reported in the other categories. There were no such fees in either fiscal 2016 or fiscal 2015.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Turner Stone was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report commencing on page 28:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at September 30, 2016 and 2015

Consolidated Statements of Operations for the years ended September 30, 2016 and 2015

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended September 30, 2016 and 2015

Consolidated Statements of Cash Flows for the years ended September 30, 2016 and 2015

(a)	Exhibits

The following exhibits are filed or “furnished” herewith.

Incorporated by Reference From
Exhibit No.	Description	Exhibit	Form	Filing Date	Filed/ “Furnished” Herewith
3.1	Articles of Incorporation.		10-K	12/3/13

3.2	Articles of Amendment to Articles of Incorporation, dated January 17, 2003.		10-K	12/29/15

3.3	Articles of Amendment to Articles of Incorporation, dated July 25, 2005.		10-Q	05/03/2013

3.4	Articles of Amendment to Articles of Incorporation, dated December 24, 2007.		10-Q	05/03/2013

3.5	By-Laws.		10-KSB	01/14/2003

4.1	Form of Common Stock Certificate.		10-K	12/3/13

10.1	Lease Agreement, dated November 19, 2012, by and among registrant and William Shrewsbury and Peggy Shrewsbury.		10-Q	05/03/2013

10.2	Business Loan Agreement and Exhibits, dated August 26, 2014, by and between registrant and Home Federal Savings and Loan Association.		10-K	12/3/13

10.3	Warehouse Lease Extension, dated September 1, 2014, by and among the Company and William L. Shrewsbury and Peggy Shrewsbury.		10-K	11/18/14

10.4	Consolidated Secured Promissory Note, dated February 25, 2014, issued to William L. Shrewsbury.		8-K	2/28/14

10.5	Non-Qualified Stock Option Agreement, dated February 25, 2014, issued to William L. Shrewsbury.		8-K	2/28/14

10.6	Business Loan Agreement and Exhibits, dated December 3, 2015, by and between registrant and Town Square Bank		10-K	12/29/15

10.7	Warehouse Lease Extension, dated September 1, 2016,by and among registrant and William Shrewsbury and Peggy Shrewsbury				X

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officer.		10-K	12/29/15

21	List of Subsidiaries.		10-K	12/29/15

24.1	Power of Attorney - included on signature page.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)				X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)				X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)				X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)				X

101.INS	XBRL Instance Document **				X

101.SCH	XBRL Taxonomy Extension Schema Document **				X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **				X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **				X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **				X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **				X

**	Users of this data are advised pursuant to Rule 406T of Regulation S-X that this interactive data file is deemed not filed or part of a registration statement or prospectus for the purpose of section 11 or 12 of the Securities Act of 1933, as amended, is deemed not filed for purposes of Section 18 of the Securities and Exchange Act of 1934, as amended, and otherwise is not subject to liability under these sections.

ITEM 16.	FORM 10-K SUMMARY

The Company has determined not to include a summary of the information required by the Form 10K under this item 16 of the Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury
William L. Shrewsbury
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Shrewsbury and Jose Fuentes, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended September 30, 2016, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Shrewsbury	Chairman of the Board, Chief Executive Officer and Director	December 16, 2016
William L. Shrewsbury	(Principal Executive Officer)

/s/ Jose Fuentes	Chief Financial Officer	December 16, 2016
Jose Fuentes	(Principal Financial and Accounting Officer)

/s/ Martin Lipper	Director	December 16, 2016
Martin Lipper

Director
Bobby Fellers

