Form 10-Q
period 2016-12-31
TX Holdings, Inc.
filed 2017-01-20
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2016

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

On January 20, 2017, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10Q

FOR QUARTER ENDED DECEMBER 31, 2016

TABLE OF CONTENTS

Cautionary Note Regarding Forward-Looking Statements

CAUTIONARY STATEMENT REGARDING FORWARD-LOOKING STATEMENTS

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

Forward-looking statements generally can be identified by the use of forward-looking terminology such as “believes,” “expects,” “may,” “will,” “intends, “plans,” “should,” “could,” “seeks,” “pro forma,” “anticipates,” “estimates,” “continues,” or other variations thereof (including their use in the negative), or by discussions of strategies, plans or intentions. Such statements include but are not limited to statements under Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2016, Part II, Item 1A – Risk Factors of this report, Part I, Item 2 - Management’s Discussion and Analysis of Financial Condition and Results of Operations in this report, and elsewhere in this report. A number of factors could cause results to differ materially from those anticipated by such forward-looking statements. The absence of these words does not necessarily mean that a statement is not forward-looking. Forward-looking statements are subject to known and unknown risks and uncertainties and are based on potentially inaccurate assumptions that could cause actual results to differ materially from those expected or implied by the forward-looking statements. Our actual results could differ materially from those anticipated in the forward-looking statements for many reasons, including factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2016, and Part II, Item 1A – Risk Factors of this report. You should carefully consider the factors described in Part II, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2016, and Part II, Item 1A – Risk Factors of this report, in evaluating our forward-looking statements.

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

PART 1-FINANCIAL INFORMATION

Item 1-Financial Statements

TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2016 and September 30, 2016

	Unaudited
	December 31,	September 30,
	2016	2016
ASSETS
Current assets:
Cash and cash equivalents	$2,255	$3,062
Accounts receivable, net of allowance for doubtful accounts of $113,643 at December 31, 2016 and September 30, 2016	373,187	235,402
Inventory	1,797,773	1,806,018
Commission advances	56,632	68,718
Note receivable-current	10,000	10,000
Other current assets	–	136
Total current assets	2,239,847	2,123,336

Inventory, non-current	300,000	300,000
Property and equipment, net	54,330	56,779
Note receivable, less current portion	19,983	19,983
Other	500	500
Total Assets	$2,614,660	$2,500,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$835,472	$831,053
Accounts payable	860,125	625,087
Advances from officer	148,837	198,637
Bank-Term Loan	647,174	662,112
Total current liabilities	2,491,608	2,316,889

Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,491,608	4,316,889

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at December 31, 2016 and September 30, 2016	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,492,087)	(15,431,430)
Total stockholders' deficit	(1,876,948)	(1,816,291)
Total Liabilities and Stockholders' Deficit	$2,614,660	$2,500,598

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2016 and 2015

	(Unaudited)
	December 31,	December 31,
	2016	2015

Revenue	$496,916	$782,265

Cost of goods sold	(396,812)	(543,846)

Gross profit	100,104	238,419

Operating expenses, except items shown separately below	97,943	120,702
Commission expense	23,517	27,831
Professional fees	4,067	21,346
Bad debt expense	905	1,926
Depreciation expense	2,449	2,449
Total operating expenses	128,881	174,254

Income (loss) from operations	(28,777)	64,165

Other income and (expense):
Other income	–	–
Interest expense	(31,880)	(33,533)

Total other income and (expense), net	(31,880)	(33,533)

Income (loss) before provision for income taxes	(60,657)	30,632

Provision for income taxes	–	12,283
Utilization of net operating loss carry forward	–	(12,283)

Net income (loss)	$(60,657)	$30,632

Net earnings (loss) per common share
Basic and Diluted	$–	$–

Weighted average of common shares outstanding-
Basic and Diluted	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended December 31, 2016 (UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2016	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,431,430)	$(1,816,291)

Net loss	–	–	–	–	–	(60,657)	(60,657)

Balance at December 31, 2016	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,492,087)	$(1,876,948)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2016 and 2015

	(Unaudited)
	December 31,	December 31,
	2016	2015
Cash flows provided/(used) in operating activities:
Net income (loss)	$(60,657)	$30,632
Adjustments to reconcile net income (loss) to net cash used in operating activities:
Depreciation expense	2,449	2,449
Bad debt expense	905	1,926
Changes in operating assets and liabilities:
Accounts receivable	(138,690)	122,314
Inventory	8,245	(244,231)
Commission advances	12,086	(10,658)
Other current assets	136	(930)
Accrued liabilities	(1,581)	(4,449)
Accounts payable	235,038	10,348
Stockholder/officers advances for operations	6,000	6,000
Net cash provided/(used) in operating activities	63,931	(86,599)

Cash flows used in investing activities:
Notes receivable	–	–
Purchase of equipment	–	–
Net cash used in investing activities	–	–

Cash flows provided/(used) by financing activities:
Proceeds from term-loan Payment on Term Loan	(14,938)	(4,892)
Repayment of bank line of credit	–	(1,073)
Proceeds from stockholder/officer advances	7,000	33,000
Repayment of stockholder/officer advances	(56,800)	–
Net cash provided/(used) by financing activities	(64,738)	27,035

Increase/(decrease) in cash and cash equivalents	(807)	(59,564)
Cash and cash equivalents at beginning of period	3,062	61,564

Cash and cash equivalents at end of period	$2,255	$2,000

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$31,844	$33,533

Suppemental Schedule of Non-Cash investing and Financing Activities

Payments of line of credit through issuance of note payable	$–	$711,376

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

The balance sheet as of September 30, 2016, included herein was derived from audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

These consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2017.

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

GOING CONCERN CONSIDERATIONS

The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the consolidated financial statements included in our annual report on Form 10-K for the year ended September 30, 2016, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin was expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become immediately exercisable, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of December 31, 2016 an aggregate of 150,000 warrants were issuable to Mr. Chafin, and 250,000 of the previously issuable warrants have expired under the terms of the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER/OFFICER

As of December 31, 2016 and September 30, 2016, Mr. Shrewsbury had outstanding advances to the Company of $148,837 and $198,637, respectively. The advances bear no interest and are due on demand.

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

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury whereby Mr. Shrewsbury and Mrs. Shrewsbury agreed to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the parties agreed to extend the lease for an additional two years and on September 1, 2016 the parties again agreed to extend the lease for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of December 31, 2016, the Company has made lease payments, since the beginning of the lease, in the amount of $84,000 and has an outstanding payable on the lease to Mr. Shrewsbury in the amount of $42,000.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months ended December 31, 2016 and 2015, such trucking company was paid $8,847 and $12,061, respectively, for such trucking services.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/SHAREHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended December 31, 2016 and 2015 the commission amounts were $1,312 and $3,045, respectively.

NOTE 5 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new loan agreement with the Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2016, the loan balance is $647,174.

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

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following summary together with the more detailed information and consolidated financial statements and notes thereto and schedules appearing elsewhere in this report. Throughout this report when we refer to the “Company” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc., a Georgia corporation, and its subsidiary.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report Form 10-K for the year ended September 30, 2016, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in Part I, Item 1A - Risk Factors of our Form 10-K for the year ended September 30, 2016, and Part II, Item 1A – Risk Factors in this report.

Overview

We supply and distribute rail products including tee rail, switches, ties and related products, and drill bits, augurs, related tools and mining supplies to U.S. coal mining companies and operators and distributors for use in their production and transportation processes. Our coal mining customers are primarily located in Ohio, Pennsylvania, Kentucky and West Virginia.

We have experienced, and continue to experience, reduced demand for sales of our mining and rail products due to a continuing decline in U.S. coal production. The demand for, and production of, coal has been adversely affected by several factors, including increased environmental regulation, declining coal consumption in the electric power sector, increased competition from natural gas, and the strong dollar. The U.S. Energy Information Administration has reported that coal production during the period January 1 through October 29, 2016, was 20% lower than in the comparable period of 2015 and that total US coal consumption for the first seven months of 2016 was 23% lower than for the first seven months of 2015. As a result, several major U.S. coal producers, including certain of our customers, have sought protection under bankruptcy laws or are engaged in restructuring their businesses and operations resulting in plant closures. Distress in the U.S. coal mining industry has and will continue to materially affect our business and operations.

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

Revenues for the three months ended December 31, 2016 was $496,916 as compared to $782,265 for the same period in 2015, a decrease of approximately 36.5%.

During the three months ended December 31, 2016, we had a net loss of $60,657 as compared to net income of $30,632 for the same period in 2015.

At December 31, 2016, cash and cash equivalents were $2,255 compared to $3,062 at September 30, 2016.

Net cash provided in operating activities was $63,931 during the three months ended December 31, 2016. Net cash used in operating activities during the same three-month period in 2016 was $86,599.

There was no cash flow from investing activities for either of the three month period ended December 31, 2016, or 2015.

During the three months ended December 31, 2016, net cash used by financing activities was $64,738 primarily due to a net advance repayment of $49,800 to our CEO, William Shrewsbury and, a term loan payment of $14,938.

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and we issued in exchange a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”). The principal and interest thereunder is due ten years from the date of issuance, the principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of December 31, 2016, Mr. Shrewsbury had also provided non-interest bearing advances to us of $148,837.

In November, 2012, we obtained a bank line of credit in the amount of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and account receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2016, the loan balance was $647,174.

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

RESULTS OF OPERATIONS

Three Months Ended December 31, 2016 Compared to Three Months Ended December 31, 2015

Revenues from Operations

Revenue for the three months ended December 31, 2016 was $496,916 as compared to $782,285 for the same period in 2015, a decrease of $285,349 or 36.5%. The decrease in revenue is attributable to overall lower sales demand during the current period, due to declining coal production in the U.S. as a result of a number of factors, discussed above.

Cost of Goods Sold

During the quarter ended December 31, 2016, our cost of goods sold was $396,812 as compared to cost of goods sold of $543,846 for the quarter ended December 31, 2015, a decrease of $147,034 or 27.0%. The lower cost of goods sold resulted from lower sales during the current period. As a percentage of sales, cost of goods sold increased from 69.5% in 2015 to 79.9% during the current period, the 10.4% increase is the direct result of higher sales of a product mix with relatively higher unit cost during the current quarter.

Gross Profit

Gross profit for the period ended December 31, 2016 decreased as a percentage of revenue to 20.1% from 30.5% for the same period of the prior year. The decrease in gross profit resulted from sales of lower gross margin products during the current quarter.

Operating Expenses

Operating expenses for the three months ended December 31, 2016 were $128,881 as compared to $174,254 for the three months ended December 31, 2015, a decrease of $45,373 or 26.0%.

The table below details the components of operating expense, as well as the dollar and percentage changes for the three-month periods.

.

	Three Months Ended
	12/31/2016	12/31/2015	$ Change	%Change
Operating Expense
Commission expense	$23,517	$27,831	$(4,314)	(15.5)
Professional fees	4,067	21,346	$(17,279)	(80.9)
Bad debt expense	905	1,926	(1,021)	(53.0)
Depreciation expense	2,449	2,449	$0	0.0
Other operating expense	97,943	120,702	$(22,759)	(18.9)
Total	$128,881	$174,254	$(45,373)	(26.0)

Commission expense for the three months ended December 31, 2016 was $23,517 compared to $27,831 for the same period in 2015, a decrease of $4,314 or 15.5%. The lower commission expense is a direct result of lower sales and lower sales commissions paid to our sales agents, and the introduction of revised lower sales commission rates payable to our sales agent during 2015.

Professional fees decreased $17,279 or 80.9% during the three months ended December 31, 2016, as compared to the same period in 2015. The decrease in expense can be attributed to lower legal expenses of $11,796 and lower advertising expense of $5,483.

Bad debt expense for the three month period ended December 31, 2016 was $905 as compared to $1,926 for the same period in 2015, a decrease of $1,021 or 53.0%.

Depreciation expense as of December 31, 2016, similar to the same quarter the prior year, was $2,449.

During the three months ended December 31, 2016, other operating expenses of $97,943 decreased by $22,759 or 18.9% from $120,702 for the same period in 2015. The lower other operating expenses resulted primarily from lower truck maintenance expenses of $4,765, lower contract labor$9,374 and, lower operating supplies of $4,999 during the current quarter.

Loss from operations

Loss from operations for the quarter ended December 31, 2016 was $28,777 compared to income from operations of $64,165 during the same period in 2015. When compared to the income for the same period in the prior year, the loss in the current period is the direct result of lower sales partially offset by lower operating expenses.

Other income and (expense)

Other income and expense for the three months ended December 31, 2016, reflected a net expense of $31,880 as compared to net expense of $33,533 for the quarter ended December 31, 2015, a decrease of $1,653 due to lower interest expense as a result of our debt restructuring.

Net income (loss)

For the quarter ended December 31, 2016, we incurred a net loss of $60,657 compared to a net income of $30,623 for the quarter ended December 31, 2015. Lower product sales partially offset by lower operating expenses in the current period account for the increase net loss.

Net earnings (loss) per common share

The net loss $60,657 for the quarter ended December 31, 2016, as well as the net income of $30,623 for the quarter ended December 31, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net earnings/(loss) per share of less than $0.01 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Three Months Ended
Liquidity and capital resources	12/31/2016	12/31/2015
Net cash provided /(used) in operating activities	$63,931	$(86,599)
Net cash used in investing activities	–	–
Net cash provided/(used) by financing activities	(64,738)	27,035
Net decrease in cash equivalents	$(807)	$(59,564)

At December 31, 2016, we had cash and cash equivalents of $2,255 as compared to $3,062 at September 30, 2016, a decrease of $807 or 26.4%.

Cash Flows Provided/( Used) in Operating Activities

Net cash provided in operating activities for the three months ended December 31, 2016, was $63,931 compared to cash used in operations of $86,599 in 2015, an increase of $150,530 or 173.8%.

During the three months ended December 31, 2016, we had a net loss of $60,657 as compared to a net income of $30,632 for the same period during the prior year.

In the current three-month period the company had non-cash expenses for depreciation of $2,449 and bad debt expense of $905.

An increase in accounts receivable of $138,690, and, a decrease in accrued liabilities of $1,581, were more than offset by a decrease in commission advances of $12,086, and a decrease in accounts payable of $235,038.

Cash Flows Used in Investing Activities

There was no cash flow used in investing activities for the period ended December 31, 2016 or 2015.

Cash Flows Provided/(Used) by Financing Activities

During the three months ended December 31, 2016, cash used by financing activities was $64,738 compared to cash provided by financing activities of $27,035 during the same period in 2015. During the current three-month period, the Company made payment on its term loan of $14,938, and made repayment of stockholder net advances of $49,800. For the three months ended December 31, 2015, the Company received stockholder net advances of $33,000 and made payment on its term loan of $4,892 and on its line of credit of $1,073.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased our existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in our inventory and accounts receivable and matured on November 7, 2015. Interest on the line of credit was payable monthly and was calculated on the basis of a variable index. On December 3, 2015, we entered into a new loan agreement with the bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2016, the loan balance is $647,174. The current rate of interest under the loan is 3.50% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

On February 25, 2014, we and Mr. Shrewsbury entered into an agreement to consolidate an aggregate of $2,000,000 of amounts due to Mr. Shrewsbury, including $1.062 million due under a Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012, $289,997 due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement a Secured Consolidated Note (“Consolidated Note”) for such amount. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum and principal and interest are repayable ten years from February 25, 2014. The Consolidated Note is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury.

During the three months ended December 31, 2016, we received advances of $7,000, and repaid $56,800 cash advance from Mr. Shrewsbury, bringing the total outstanding advance balance to $148,837. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Financial Condition and Going Concern Uncertainties

Except for each of the six consecutive quarters ended June 30, 2014 and the first three month-period of 2016, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan in connection with the financing of its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our future operations.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2016, contained an explanatory paragraph wherein they expressed an opinion that there is a substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of December 31, 2016, we had cash and cash equivalents of $2,255 as compared to $3,062 as of September 30, 2016.

Our accounts receivable was $373,187 as of December 31, 2016, as compared to $235,402 as of September 30, 2016, an increase of $137,785 or 58.5%. The higher December 31, 2016 receivable balance is the direct result of higher sales concentration in the last month of the current quarter.

Inventory (including noncurrent) was $2,097.773 as of December 31, 2016 as compared to $2,106,018 as of September 30, 2016, a decrease of $8,245 or 0.4%. Due to lower sales demand, we are maintaining inventory at September 30, 2016 levels.

Accounts Payable for the three months ended December 31, 2016 was $860,125 as compared to $625, 087 for the same period in 2015, an increase of $235,038 or 37.6%. The increase in payable resulted primarily from two invoices for $151,040, related to product purchases, received late in the current quarter and remaining unpaid at the end of the quarter.

During the three months ended December 31, 2016, our accumulated deficit increased from $15,431,430 to $15,492,087, an increase of $60,657 or 0.4% due to the reported net loss during the three months ended December 31, 2016.

During the three months ended December 31, 2016, the Company’s net loss was $60,657 compared to a net income of $30,632 for the comparable period in 2015. The net loss can be directly attributed to lower sales, and sales of product mix with relatively lower gross margins. Lower operating expenses during the current quarter of $45,373 partially offset the loss variance generated by the lower sales.

Currently, we are spending approximately $40,000-$60,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, the loans and advances provided by Mr. Shrewsbury and the loan provided by the bank to be sufficient to fund the Company operations during the next 12 months.

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

On December 3, 2015, we entered into a new loan agreement with Town Square Bank pursuant to which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2016, the loan balance was $647,174.

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

ADVANCES AND LOANS FROM MR. SHREWSBURY

In connection with the expansion of our business, Mr. Shrewsbury, the Company’s Chairman and CEO, provided financing to us in the form of demand notes and advances. On February 25, 2014, the Company entered into a Note Exchange Agreement (“Exchange Agreement”) with Mr. Shrewsbury pursuant to which an aggregate of $2,000,000 in indebtedness to Mr. Shrewsbury was consolidated and restructured and issued in exchange for such indebtedness a Consolidated Secured Promissory Note (the “Consolidated Note) in the principal amount of $2,000,000.. Under

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance purchased by us on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate.

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

As of December 31, 2016, Mr. Shrewsbury had advanced an aggregate of $148,837 to the Company. The advances do not bear interest and are repayable upon demand. As of December 31, 2016, the Company also has a payable of $42,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition, or results of operations as of December 31, 2016 and September 30, 2016.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below (which supplement and reflect changes to certain of the risk factors we disclosed in our 2016 Annual Report on Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect our company. If any of the following risks (or the risk factors we disclose in our 2016 Form 10-K) actually occur, our business, financial condition and operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose a part or all your investment.

Risks Related to Our Company and Our Operations

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations. We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our bank loan when it becomes due.

As of December 31, 2016, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $148,837. We have outstanding accounts payable of $860,125 and other accrued liabilities of $835,472, including $460,410 due to our CFO, Jose Fuentes, for services. Also, the Company owes $647,174 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We have a history of net losses and cannot assure, due to current unfavorable trend in federal regulations on the coal mining industry, we will be profitable in the future. Any failure on the part of the Company, due to industry conditions, which will prevent us from achieving profitability may cause us to reduce or eventually cease operations.

We had a net loss of $60,657 for the three months ended December 31, 2016 and a net income of $30,632 for the same period in 2015. At December 31, 2016 and September 30, 2016, we had accumulated deficits of $15,492,087 and $15,431,430, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past, we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants were issuable over a four-year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014, and July 1, 2014, January 1, 2015 and July 1, 2015, January 1, 2016, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. As of December 31, 2016, 250,000 warrants have expired and 150,000 warrants remain issuable. The warrants are issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury	By:	/s/ Jose Fuentes
	William L. Shrewsbury		Jose Fuentes
	Chief Executive Officer		Chief Financial Officer
	(Principal Executive Officer)		(Principal Financial and Accounting Officer)

Dated:	January 20, 2017	Dated:	January 20, 2017

