Form 10-Q
period 2017-03-31
TX Holdings, Inc.
filed 2017-04-28
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company, or emerging growth company. See definitions of “large accelerated filer, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Emerging growth company ☐
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

On April 28, 2017, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10Q

FOR QUARTER ENDED MARCH 31, 2017

TABLE OF CONTENTS

Forward-Looking Statements

FORWARD-LOOKING STATEMENTS

This report contains “forward looking statements,” that is statements regarding future, not past, events. Forward-looking statements often address our expected future business and financial performance and financial condition, and often contain words such as "expect," "anticipate," "intend," "plan," "believe," "seek," "see," "will," "would," "estimate," "forecast" or "target." All statements that are not statements of historical fact are “forward looking statements.”

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

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

These and other uncertainties may cause our actual results to be materially different from those expressed in our forward-looking statements. You should not unduly rely on these forward-looking statements which speak only as of the date of this report. We do not ordinarily make projections of our future operating results and do not undertake to publicly revise any forward-looking statement to reflect circumstances or events after the date of this report, or to reflect the occurrence of unanticipated events.

Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934 expressly state that the safe harbor for forwarding looking statements does not apply to companies that issue “penny stocks.” Because we may from time to time be considered an issuer of penny stock, the safe harbor for forward looking statements under such statutory provisions may not be applicable to us at certain times.

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

PART 1-FINANCIAL INFORMATION

Item 1-Financial Statements

TX HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

March 31, 2017 and September 30, 2016

	Unaudited
	March 31,	September 30,
	2017	2016
		(Reclassified)
ASSETS
Current assets:
Cash and cash equivalents	$22,201	$3,062
Accounts receivable, net of allowance for doubtful accounts of $113,643 at March 31, 2017 and September 30, 2016	660,280	235,402
Inventory	1,503,527	1,806,018
Commission advances	48,406	68,718
Note receivable-current	10,000	10,000
Other current assets	1,337	136
Total current assets	2,245,751	2,123,336

Inventory, non-current	300,000	300,000
Property and equipment, net	51,881	56,779
Note receivable, less current portion	19,983	19,983
Other	500	500
Total Assets	$2,618,115	$2,500,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$872,248	$831,053
Accounts payable	833,352	625,087
Advances from officer	205,837	198,637
Bank-term loan-current portion	69,011	61,430
Total current liabilities	1,980,448	1,716,207

Bank-term-loan, less current portion	568,674	600,682
Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,549,122	4,316,889

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at March 31, 2017 and September 30, 2016	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,546,146)	(15,431,430)
Total stockholders' deficit	(1,931,007)	(1,816,291)
Total Liabilities and Stockholders' Deficit	$2,618,115	$2,500,598

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Six Months Ended March 31, 2017 and March 31, 2016

	Unaudited
	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2017	2016	2017	2016

Revenue	$923,403	$564,913	$1,420,320	$1,347,178

Cost of goods sold	(804,964)	(394,611)	(1,201,777)	(938,457)

Gross profit	118,439	170,302	218,543	408,721

Operating expenses, except items shown separately below	103,892	133,597	201,836	254,297
Commission expense	32,839	35,541	56,356	63,373
Professional fees	3,554	20,075	7,620	41,421
Bad debt expense	–	–	905	1,926
Depreciation expense	2,449	2,449	4,898	4,898
Total operating expenses	142,734	191,662	271,615	365,915

Income (loss) from operations	(24,295)	(21,360)	(53,072)	42,806

Other expense
Interest expense	(29,764)	(29,744)	(61,644)	(63,278)

Total other expense	(29,764)	(29,744)	(61,644)	(63,278)

Net loss	$(54,059)	$(51,104)	$(114,716)	$(20,472)

Net earnings (loss) per common share Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding- Basic and Diluted	48,053,084	48,053,084	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT

For the Six Months Ended March 31, 2017

	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at
September 30, 2016	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,431,430)	$(1,816,291)

Net loss	–	–	–	–	–	(114,716)	(114,716)

Balance at
March 31, 2017	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,546,146)	$(1,931,007)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended March 31, 2017 and 2016

	(Unaudited)
	March 31,	March 31,
	2017	2016
Cash flows provided/(used) in operating activities:
Net loss	$(114,716)	$(20,472)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	4,898	4,898
Bad debt expense	905	1,926
Changes in operating assets and liabilities:
Accounts receivable	(425,783)	63,173
Inventory	302,491	(165,635)
Commission advances	20,312	(7,173)
Other current assets	(1,201)	1,538
Accrued liabilities	23,195	29,305
Accounts payable	208,265	(44,044)
Stockholder/officers advances for operations	18,000	12,000
Net cash provided/(used) in operating activities	36,366	(124,484)

Cash flows provided/(used) in investing activities:
Net cash provided/(used) in investing activities	–	–

Cash flows provided/(used) by financing activities:
Payment on Term Loan	(24,427)	(14,438)
Repayment of bank line of credit	–	(1,073)
Proceeds from officer advances	106,000	79,800
Repayment of officer advances	(98,800)	–
Net cash provided/(used) by financing activities	(17,227)	64,289

Increase/(decrease) in cash and cash equivalents	19,139	(60,195)
Cash and cash equivalents at beginning of period	3,062	61,564

Cash and cash equivalents at end of period	$22,201	$1,369

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$10,374	$63,278

Suppemental Schedule of Non-Cash investing and Financing Activities

Payments of line of credit through issuance of note payable	–	$711,376

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

Basis of Presentation

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

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2016. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2017.

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

In addition, on November 21, 2014, and with a view to diversifying its business, the Company acquired all of the membership interest in The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack,” The Bag Rack is a unique device that enables bags with handles to be stored in the trunk of a car preventing the bags from tipping over and causing spillage. The Company has not generated any revenue from the sale of the new product but continues to explore opportunities for the marketing and distribution of the product. See Note 2. The Company was incorporated in the State of Georgia on May 15, 2000.

Revenue Recognition

The Company recognizes revenue from direct sales of our products to our customers, including shipping fees. Title passes to the customer (usually upon shipment or delivery, depending upon the terms of the sales order) when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. The Company expenses shipping and handling costs as incurred which are included in cost of goods sold on the consolidated statements of operations. See Note 6.

Going Concern Considerations

The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2016, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Reclassifications

Prior period financial statement amount have been reclassified to conform to current period presentation.

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

Potentially Dilutive Options and Warrants

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin was expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become immediately exercisable, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of March 31, 2017 an aggregate of 100,000 warrants were issuable to Mr. Chafin, and 300,000 of the previously issuable warrants have expired under the terms of the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date authorized by the Board of Directors, February 21, 2014. The options expired on March 31, 2017. The options were not included in the calculation of diluted earnings per share since their inclusion would be anti-dilutive.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Stockholder and Officer

As of March 31, 2017 and September 30, 2016, Mr. Shrewsbury had outstanding advances to the Company of $205,837 and $198,637, respectively. The advances bear no interest and are due on demand.

Notes Payable to a Stockholder and Officer

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of indebtedness due to Mr. Shrewsbury, including principal due under a Revolving Demand Note (“Revolving Note”) in the amount of $1,062,000 and accrued but unpaid interest as of January 31, 2014 of $168,905; principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest as of January 31, 2014 of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange a Consolidated Secured Promissory Note (“Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man life insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by disinterested members of the Board of Directors of the Company.

Lease Agreement with Stockholder and Officer

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the lease was extended for an additional two years and on September 1, 2016, further extended for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of March 31, 2017, since the beginning of the lease, the Company has made lease payments in the amount of $84,000 and has an outstanding payable to Mr. Shrewsbury of $48,000.

Freight Charges Paid to Company Controlled by Officer and Stockholder

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months and six months ended March 31, 2017 and 2016, such trucking company was paid $11,797 and $16,350 and $20,644 and $28,411, respectively, for these trucking services.

Commissions Paid to Company Controlled by Officer and Stockholder

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months and six months ended March 31, 2017 and 2016, the Company paid commissions of 2,754 and $2,928 and $4,066 and $5,973, respectively.

NOTE 5 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank and, on August 26, 2014, increased the line of credit to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2017, the loan balance was $637,685.

During the term of the loan, the Company has agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391,896. Early repayment of the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

An event of default under the loan will occur upon the occurrence of any of the following events:

•	the Company fails to make any payment when due;
•	the Company fails to comply with any term, obligation, covenant or condition in the loan documents or any other agreement between the bank and the Company:
•	the Company defaults under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the note or perform its obligation under the note or related documents;
•	a warranty, representation or statement made to the bank under the loan document is or becomes materially false or misleading;
•	the dissolution or termination of the Company’s existence, or its insolvency, the appointment of a receiver for any part of its property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company;
•	the commencement of foreclosure or forfeiture proceedings by any creditor or any governmental agency against any collateral securing the loan;
•	any of the preceding events occurs with respect to any loan guarantor;
•	a 25% or more change in the ownership of the Company’s common stock;
•	a material adverse change in the Company’s financial condition, or the bank believes the prospect of payment or performance of the loan is impaired; or
•	the bank in good faith believes itself insecure.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 4.0% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all claims due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENT

In May 2014, the FASB issued ASU No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption, but not before December 15, 2016, and permits the use of either a retrospective or cumulative effect transition method. We are currently evaluating the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our preliminary assessment, we believe the new standard will not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842) The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following summary together with the more detailed information and consolidated financial statements and notes thereto and schedules appearing elsewhere in this report. When we refer to the “Company” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc., and its subsidiary.

The discussion and analysis contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is based upon our consolidated financial statements which have been prepared in accordance with GAAP. The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition and contingencies. We base our estimates on historical experience, where available, and on various other assumptions we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Except for historical information, the statements and other information contained in this MD&A are forward-looking. Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report Form 10-K for the year ended September 30, 2016, contained an explanatory paragraph in which they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in the Risk Factors section in our Form 10-K for the year ended September 30, 2016, and in this report.

Business and Operational Overview

We are in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies, rail and rail material directly and through other suppliers to United States’ coal mining companies for use in their production and transportation processes. Our coal mining customers are primarily located in Ohio, Pennsylvania, Kentucky and West Virginia. Our principal executive offices and warehousing facility is located in Ashland, Kentucky.

Developments in Coal Industry

Due to a decline in U.S. coal production and bankruptcies and restructurings among U.S. coal companies, we have experienced reduced demand for our mining and rail products. The demand for, and production of, coal has been adversely affected by several factors, including increased environmental regulation, declining coal consumption in the electric power sector, increased competition from natural gas, and the strong dollar.

The U.S. Energy Information Administration (EIA) has reported in its Short-Term Energy Outlook (STEO) for January 2017 that U.S. coal production in 2016 is expected to be 17% lower than in 2015 and the lowest level since 1978. Low natural gas prices, warmer-than-normal temperatures during the 2015-16 winter that reduced electricity demand, the retirements of some coal-fired generators, and lower international coal demand have contributed to declining U.S. coal production. As a result, several major U.S. coal producers have sought protection under bankruptcy laws or are engaged in restructuring their businesses and operations, and closing or selling plants. Continued distress in the U.S. coal mining industry will materially affect the demand for our products.

The EIA has reported in its STEO for March 2017 that, although coal production fell during the first two quarters of 2016, it rose in the third and fourth quarters of 2016 driven by an increase in coal-fired electricity generation, which occurred as natural gas prices increased.

The EIA has reported that it expects growth in coal-fired electricity generation, primarily a result of higher natural gas prices, to contribute to a 4% increase in coal production in 2017 and an additional 2% increase in 2018. EIA estimates the delivered coal price averaged $2.11/MMBtu in 2016, a 5% decline from the 2015 price. Coal prices are forecast to increase in 2017 and 2018 to $2.17/MMBtu and $2.22/MMBtu, respectively.

Our Business

We purchase mining supplies from domestic as well as overseas manufacturers and rail material from several suppliers of such products. Our products are either shipped to our warehouse in Ashland, Kentucky for distribution to our customers or shipped directly to our customers, including products that we import once they have been received by us at a port and cleared customs. Our products are transported primarily by ground transportation to our customers. Shipping costs are born by our customers.

We distribute and sell our products through an independent sales agent who is compensated on a commission basis.

We were incorporated in the State of Georgia in 2000.

Results of Operations

Revenues for the three months ended March 31, 2017 was $923,403 as compared to $564,913 for the same period in 2016, an increase of approximately 63.5%.

During the three months ended March 31, 2017, we had a net loss of $54,059 as compared to a net loss of $51,104 for the same period in 2016.

Liquidity and Capital Resources

At March 31, 2017, cash and cash equivalents were $22,201 compared to $3,062 at September 30, 2016.

Net cash provided in operating activities was $36,366 during the six months ended March 31, 2017. Net cash used in operating activities during the same six-month period in 2016 was $124,484.

There was no cash flow from investing activities for either of the six month period ended March 31, 2017, or 2016.

During the six months ended March 31, 2017, net cash used by financing activities was $17,227 primarily due to a net advance repayment of $98,800 to our CEO, William Shrewsbury and, a term loan payment of $24,427.

Mr. William Shrewsbury, the Company’s Chairman and CEO, has provided financing in the form of demand notes and advances. Effective February 25, 2014, Mr. Shrewsbury agreed to restructure the principal and interest under such demand notes and certain advances due as of January 31, 2014, and we issued in exchange a single Consolidated Secured Promissory Note in the principal amount of $2,000,000 (“Consolidated Note”). The principal and interest thereunder is due ten years from the date of issuance, the principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of March 31, 2017, Mr. Shrewsbury had also provided non-interest bearing advances to us of $205,837.

In November, 2012, we obtained a bank line of credit in the amount of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and account receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2017, the loan balance was $637,685.

RESULTS OF OPERATIONS

Results of Operations – For the three months ended March 31, 2017, versus the three months ended March 31, 2016

Revenues from Operations

Revenue for the three months ended March 31, 2017, was $923,403 as compared to $564,913 for the same period in 2016, an increase of $358,490 or 63.5%. The increase in revenue is attributable to overall higher sales demand during the current period due to renewed operations of downsized or shut-down coal mines as the industry anticipates a more favorable regulatory environment.

Cost of Goods Sold

During the quarter ended March 31, 2017, our cost of goods sold was $804,964 as compared to cost of goods sold of $394,611 for the quarter ended March 31, 2016, an increase of $410,353 or 104.0%. The higher cost of goods sold resulted from an increase in sales during the current period. As a percentage of sales, cost of goods sold increased from 69.9% in 2015 to 87.2% during the current period, the 17.3% increase is the direct result of lower sales price due to competitive pressure and higher sales of a product mix with relatively higher unit cost during the current quarter.

Gross Profit

Gross profit for the period ended March 31, 2017 decreased as a percentage of revenue to 12.8% from 30.1% for the same period of the prior year. The decrease in gross profit resulted from lower sales prices and of lower gross margin on rail and mine related products sold during the current quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2017 were $142,734 as compared to $191,662 for the three months ended March 31, 2016, a decrease of $48,928 or 25.5%.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative three-month periods.

	Three Months Ended
	3/31/2017	3/31/2016	$ Change	%Change
Operating Expense
Commission expense	$32,839	$35,541	$(2,702)	(7.6)
Professional fees	3,554	20,075	$(16,521)	(82.3)
Depreciation expense	2,449	2,449	$0	0.0
Other operating expense	103,892	133,597	$(29,705)	(22.2)
Total	$142,734	$191,662	$(48,928)	(25.5)

Commission expense for the three months ended March 31, 2017 was $32,839 compared to $35,541 for the same period in 2016, a decrease of $2,702 or 7.6%. The lower commission expense is a direct result of lower sales margins resulting in lower sales commissions paid to our sales agents, and the introduction of revised lower sales commission rates payable to our sales agent during 2015.

Professional fees decreased $16,521 or 82.3% during the three months ended March 31, 2017 as compared to the same period in 2016. The decrease in expense can be attributed to lower legal expenses of $12,021 and lower advertising expense of $4,500.

Depreciation expense as of March 31, 2017, similar to the same quarter the prior year, was $2,449.

During the three months ended March 31, 2017, other operating expenses of $103,892 decreased by $29,705 or 22.2% from $133,597 for the same period in 2016. The lower other operating expenses resulted primarily from lower payroll of $21,131, due to reductions in payroll rates, lower board fees of $8,250 and, lower operating supplies of $1,160 during the current quarter.

Loss from operations

Loss from operations for the quarter ended March 31, 2017 was $24,295 compared to loss from operations of $21,360 during the same period in 2016, or an increase of 13.7%. When compared to the loss for the same period in the prior year, the loss in the current period is the direct result of lower gross profit due to lower gross margins, partially offset by lower operating expenses.

Other expense

Other expense for the three months ended March 31, 2017, reflected a net expense of $29,764 as compared to net expense of $29,744 for the quarter ended March 31, 2016.

Net loss

For the quarter ended March 31, 2017, we incurred a net loss of $54,059 compared to a net loss of $51,104 for the quarter ended March 31, 2016, an increase of 5.8% due to lower gross margins on product sales partially offset by lower operating expenses in the current period.

Net loss per common share

The net loss $54,059 for the quarter ended March 31, 2017, as well as the net loss of $51,104 for the quarter ended March 31, 2016, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net loss per share of less than $0.01 in both periods.

Results of operations – For the six months ended March 31, 2017 versus the six months ended March 31, 2016

Revenues from Operations

Revenue for the six months ended March 31, 2017 was $1,420,320 as compared to $1,347,178 for the same period in 2016, an increase of $73,142 or 5.43%. The increase in revenue resulted from higher sales demand during the current period. The reopening of certain previously shut-down coal mines and a ramp-up in coal production due to increases in natural gas prices relative to the price of coal accounts for the higher demand.

Cost of Goods Sold

During the six months ended March 31, 2017, our cost of goods sold was $1,201,777 as compared to cost of goods sold of $938,457 for the six months ended March 31, 2016, an increase of $263,320 or 28.1%. The higher cost of goods sold resulted from higher sales during the current period. As a percentage of sales, cost of goods sold increased from 69.75% in 2016 to 84.6% during the current period, an increase of approximately 14.9% as a result of sales of our products at lower prices due to competitive pressures in the mining supplies business and higher sales of a product mix with relatively higher unit cost during the current period.

Gross Profit

Gross profit for the period ended March 31, 2017, decreased as a percentage of revenue to 15.4% from 30.3% for the same period of the prior year, or approximately 14.9%. The decrease in gross profit resulted from sales of lower gross margin products during the current period.

Operating Expenses

Operating expenses for the six months ended March 31, 2017 were $271,615 as compared to $365,915 for the six months ended March 31, 2016, a decrease of $94,300 or 25.8%.

The following table details the components of operating expenses as well as the dollar and percentage changes for the comparative three-month periods.

	Six Monrths Ended
	3/31/2017	3/31/2016	$ Change	%Change
Operating Expense
Commission expense	$56,356	$63,373	$(7,017)	(11.1)
Professional fees	7,620	41,421	$(33,801)	(81.6)
Bad debt expense	905	1,926	(1,021)	(53.0)
Depreciation expense	4,898	4,898	$0	0.0
Other operating expense	201,836	254,297	$(52,461)	(20.6)
Total	$271,615	$365,915	$(94,300)	(25.8)

Commission expense for the six months ended March 31, 2017, was $56,356 compared to $63,373 for the same period in 2016, a decrease of $7,017 or 11.1%. The lower commission expense is a direct result of lower gross margins and the introduction of revised lower sales commission rates payable to our sales agent during 2015.

Professional fees decreased $33,801 or 81.6% during the six months ended March 31, 2017, as compared to the same period in 2016. The decrease in expense can be attributed to lower legal expenses of $23,818 and lower advertising expense of $9,983.

Bad debt expense for the six month period ended March 31, 2017 was $905 as compared to $1,926 for the same period in 2016, a decrease of $1,021 or 53.0%.

Depreciation expense of $4,898 for the six months ended March 31, 2017, was similar to the same six month period the prior year.

During the six months ended March 31, 2017, other operating expenses of $201,836 decreased by $52,461 or 20.6% from $254,297 for the same period in 2016. The lower other operating expenses resulted primarily from lower payroll expense, $20,084; lower contract labor, $10,520; lower board fees, $16,500 and, lower operating supplies during the current six month period.

Loss from operations

Loss from operations for the six months ended March 31, 2017 was $53,072 compared to income from operations of $42,806 during the same period in 2016. When compared to the income for the same period in the prior year, the loss in the current period is the direct result of lower sales margins partially offset by lower operating expenses.

Other expense

Other expense for the six months ended March 31, 2017, reflected a net expense of $61,644 as compared to net expense of $63,278 for the six months ended March 31, 2016, a decrease of $1,634 due to lower interest expense.

Net loss

For the six months ended March 31, 2017, we incurred a net loss of $114,716 compared to a net loss of $20,472 for the six months ended March 31, 2016, an increase of $94,244 due to lower sales margins partially offset by lower operating expenses in the current period.

Net loss per common share

The net loss $114,716 for the six months ended March 31, 2017, as well as the net loss of $20,472 for the six months ended March 31, 2016, when divided by the number of common shares outstanding of 48,053,084 basic shares in both periods resulted in a net loss per share of less than $0.01 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Six Months Ended
Liquidity and capital resources	3/31/2017	3/31/2016
Net cash provided /(used) in operating activities	$36,366	$(124,484)
Net cash provided/(used) in investing activities	–	–
Net cash provided/(used) by financing activities	(17,227)	64,289
Net increase/(decrease) in cash equivalents	$19,139	$(60,195)

At March 31, 2017, we had cash and cash equivalents of $22,201 as compared to $3,062 at September 30, 2016, an increase of $19,139 or 625.0%.

Cash Flows Provided/(Used) in Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2017, was $36,366 compared to cash used in operations of $124,484 in 2016, an increase of $160,850.

During the six months ended March 31, 2017, we had a net loss of $114,716 as compared to a net loss of $20,472 for the same period during the prior year.

In the current six-month period the company had non-cash expenses for depreciation of $4,898 and bad debt expense of $905.

An increase in accounts receivable of $425,783, and, a decrease in accrued liabilities of $23,195, were more than offset by a decrease in commission advances of $20,312, a decrease in inventory of $302,491 and a decrease in accounts payable of $208,265.

Cash Flows Used in Investing Activities

There was no cash flow used in investing activities for the period ended March 31, 2017 or 2016.

Cash Flows Provided/(Used) by Financing Activities

During the six months ended March 31, 2017, cash used in financing activities was $17,227 compared to cash provided by financing activities of $64,289 during the same period in 2016. During the current six-month period, the Company made payment on its term loan of $24,427, and made repayments of stockholder net advances of $7,200. For the six months ended March 31, 2016, the Company received stockholder net advances of $79,800, and made payment on its term loan of $14,438 and on its line of credit of $1,073.

In November 2012, we obtained a $250,000 line of credit from a bank and, on August 26, 2014, increased the line of credit to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, we entered into a new fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2017, the loan balance was $637,685. The current rate of interest under the loan is 4.0% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

On February 25, 2014, we entered into an agreement with Mr. Shrewsbury to consolidate an aggregate of $2,000,000 of amounts due to Mr. Shrewsbury, including $1.062 million due under a Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012, $289,997 due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement a Secured Consolidated Note (“Consolidated Note”). The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum and principal and interest are repayable ten years from February 25, 2014. The Consolidated Note is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury.

During the six months ended March 31, 2017, we received advances of $106,000 and repaid $98,800 cash advances from Mr. Shrewsbury, bringing the total outstanding advance balance to $205,837. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Financial Condition and Going Concern Uncertainties

Except for each of the six consecutive quarters ended June 30, 2014 and the first three month-period of 2016, since inception, the Company has not generated sufficient cash to fund its operations and has incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan in connection with the financing of its business operations guaranteed by Mr. Shrewsbury. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which are dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our future operations.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2016, contained an explanatory paragraph in which our auditors expressed an opinion that there is a substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of March 31, 2017, we had cash and cash equivalents of $22,201 as compared to $3,062 as of September 30, 2016.

Our accounts receivable was $660,280 as of March 31, 2017, as compared to $235,402 as of September 30, 2016, an increase of $424,878 or 180.5%. The higher March 31, 2017 receivable balance is the direct result of a 63.5% increase in current quarter sales as compared to 2016.

Inventory (including noncurrent) was $1,803,527 as of March 31, 2017 as compared to $2,106,018 as of September 30, 2016, a decrease of $302,491 or 14.4%. Although the Company has experienced higher overall sales demand in our rail related products, the demand for mining supplies related products has declined and, as a result, the Company has embarked on a program to manage its inventory by reducing its mining supplies related inventory levels to reflect the lower demand.

Accounts payable for the six months ended March 31, 2017, was $833,352 as compared to $902,532 for the same period in 2016, a decrease of $69,180 or 7.7%. The decrease in accounts payable resulted primarily from payment of four invoices for $69,205 related to product purchases on the last day of the current quarter.

During the six months ended March 31, 2017, our accumulated deficit increased from $15,431,430 to $15,546,146, an increase of $114,716 or 0.74% due to the reported net loss during the six months ended March 31, 2017.

During the six months ended March 31, 2017, the Company’s net loss was $114,716 compared to a net loss of $20,472 for the comparable period in 2016. The net loss can be directly attributed to lower gross margins primarily in our rail and mining related products. Lower operating expenses during the current six month period of $94,300 partially offset the loss variance generated by the lower gross margins.

Currently, we are spending approximately $40,000-$60,000 per month on operations [in addition to inventory purchases]. Management believes that the Company’s available cash, cash flows from operations, loans and advances provided by Mr. Shrewsbury, and the loan provided by the bank to be sufficient to fund the Company’s operations during the next 12 months.

We continue to rely substantially upon financings provided by Mr. Shrewsbury and a bank loan to fund our operations guaranteed by Mr. Shrewsbury. The terms of such financings are discussed below.

Bank Loan

Under the terms of a business loan agreement, originally entered on November 7, 2012, and as amended through August 26, 2014, we obtained a secured revolving line of credit in the amount of $750,000 from Town Square Bank. Interest on the loan was payable monthly in arrears. Interest under the loan was variable and was based upon Wall Street Journal Prime Rate.

On December 3, 2015, we obtained a new term loan from Town Square Bank of $711,376. We used proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2017, the loan balance was $637,685.

During the term of the loan, we agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal, estimated to be approximately $391,896. Early repayment of the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

An event of default under the loan will occur upon the occurrence of any of the following events:

•	we fail to make any payment when due;
•	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement with the bank;
•	we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects our property or our ability to repay the note or perform our obligations under the note or related documents;
•	a warranty, representation or statement made to the bank under the loan documents is or becomes materially false or misleading;
•	the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;
•	the commencement of foreclosure or forfeiture proceedings by any creditor or any governmental agency against any collateral securing the loan;
•	any of the preceding events occurs with respect to any loan guarantor;
•	a 25% or more change in the ownership of our common stock;
•	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired; or
•	the bank in good faith believes itself insecure.

The loan agreements contain affirmative covenants, including an obligation to: notify the bank of a material adverse change in our financial condition and of any threatened litigation or claim or other proceeding which could materially affect our financial condition; maintain certain liability insurance in amounts acceptable to the bank; maintain qualified executive and management personnel; comply with applicable environmental laws and perform environmental studies required by the bank; and certify annually to the bank compliance with the representations and warranties in the bank loan documents. The loan agreements contain other customary covenants, terms and conditions.

In addition, the loan agreements contain negative covenants, including that we will not, without the bank’s consent:

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 4.0% per annum. In the event of a default, interest under the loan may be increased by 2%. The loan is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO.

Advances and Loans from Mr. Shrewsbury

Mr. Shrewsbury, our Chairman and CEO, has provided financing to us in the form of demand notes and advances. On February 25, 2014, we entered into a Note Exchange Agreement (“Exchange Agreement”) with Mr. Shrewsbury under which an aggregate of $2,000,000 of our indebtedness (including amounts of accrued interest) to Mr. Shrewsbury was consolidated and restructured and we issued in exchange for the indebtedness a Consolidated Secured Promissory Note (the “Consolidated Note) in the principal amount of $2,000,000.

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man life insurance purchased by us on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate.

An event of default will occur under the Consolidated Note upon:

•	we fail to pay when due any principal or interest;
•	we violate any covenant or agreement contained in the Consolidated Note, the Exchange Agreement, or related transaction documents;
•	an assignment for the benefit of creditors by us;
•	the application for the appointment of a receiver or liquidator for us or our property;
•	the filing of a petition in bankruptcy by or against us;
•	the issuance of an attachment or the entry of a judgment against us in excess of $250,000;
•	a default by us with respect to any other indebtedness or with respect to any installment debt whether or not owing to Mr. Shrewsbury;
•	the sale of all or substantially all of our assets or a transfer of more than 51% of our equity interests to a person not currently a holder of our equity interests;
•	our termination of existence or dissolution;
•	the death of Mr. Shrewsbury; or
•	the failure to pay when due any premium under the key man policy required to be purchased on the life of Mr. Shrewsbury.

In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of our common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options were exercisable commencing April 1, 2014, and for a period of three years thereafter. The options were exercisable at a price of $0.0924 per share subject to anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets. The options expired on March 31, 2017.

As of December 31, 2016, Mr. Shrewsbury had advanced an aggregate of $205,837 to the Company. The advances do not bear interest and are repayable upon demand. As of March 31, 2017, the Company also has a payable of $48,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations as of March 31, 2017 and September 30, 2016.

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

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below (which supplement and reflect changes to certain of the risk factors we disclosed in our 2016 Annual Report on Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock. Additional risks not presently known to us or which we currently consider immaterial may also adversely affect us. If any of the following risks (or the risk factors we disclosed in our 2016 Form 10-K) actually occur, our business, financial condition and operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose a part or all your investment.

Risks Related to Our Company and Our Operations

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations. We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our bank loan when it becomes due.

As of March 31, 2017, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $205,837. We have outstanding accounts payable of $833,352 and other accrued liabilities of $872,248, including $452,718 due to our CFO, Jose Fuentes, for services. Also, the Company owes $637,685 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We have a history of net losses and cannot assure, due to current unfavorable trend in federal regulations on the coal mining industry, we will be profitable in the future. Any failure on the part of the Company, due to industry conditions, which will prevent us from achieving profitability may cause us to reduce or eventually cease operations.

We had a net loss of $114,716 for the six months ended March 31, 2017 and a net loss of $20,472 for the same period in 2016. At March 31, 2017 and September 30, 2016, we had accumulated deficits of $15,546,146 and $15,431,430, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past, we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants were issuable over a four-year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014, and July 1, 2014, January 1, 2015, July 1, 2015 and, January 1, 2016, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. As of March 31, 2017, 300,000 warrants have expired and 100,000 warrants remain issuable. The warrants are issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury		By:	/s/ Jose Fuentes
	William L. Shrewsbury			Jose Fuentes
	Chief Executive Officer			Chief Financial Officer
	(Principal Executive Officer)			(Principal Financial and Accounting Officer)

	Dated:	April 28, 2017		Dated:	April 28, 2017