Form 10-Q
period 2017-06-30
TX Holdings, Inc.
filed 2017-07-28
CIK 1133798

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) YES ☐ NO ☒

On July 28, 2017, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10-Q

FOR QUARTERLY PERIOD ENDED JUNE 30, 2017

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

For us, particular uncertainties that could cause our actual results to be materially different than those expressed in our forward-looking statements include:

●	cyclical economic conditions affecting the coal mining industry and competitive pressures and changes affecting the coal mining industry, including demand for coal;
●	general economic conditions, including those affecting the domestic and global coal mining industry generally;
●

changes in environmental laws and regulations promulgated by the Environmental Protection Agency and similar state agencies or their interpretation and enforcement as they affect the mining industry and, in particular, the coal mining industry;

●	our ability to generate cash from operations, obtain funding on favorable terms and manage our liquidity needs;
●	challenges arising from acquisitions or our development and marketing of new products;
●

information concerning possible or assumed future results of operations, trends in financial results and business plans, including those related to earnings, earnings growth, revenue and revenue growth;

●	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
●	statements about expected future sales trends for our products;
●	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
●	other statements about our plans, objectives, expectations and intentions; and
●	factors that are described in the Risk Factor section of our Annual Report on Form 10-K for the year ended September 30, 2016, and this report.

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

PART 1-FINANCIAL INFORMATION

Item 1-Financial Statements

TX HOLDINGS, INC.

CONSOLIDATED BALANCE SHEETS

June 30, 2017 and September 30, 2016

	Unaudited
	June 30,	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$3,689	$3,062
Accounts receivable, net of allowance for doubtful accounts of $50,603 at June 30, 2017 and $113,643 at September 30, 2016	556,439	235,402
Inventory	1,566,197	1,806,018
Commission advances	32,703	68,718
Note receivable-current	10,000	10,000
Other current assets	181	136
Total current assets	2,169,209	2,123,336

Inventory, non-current	300,000	300,000
Property and equipment, net	49,432	56,779
Note receivable, less current portion	19,983	19,983
Other	500	500
Total Assets	$2,539,124	$2,500,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$862,872	$831,053
Accounts payable	886,900	625,087
Advances from officer	99,087	198,637
Bank-Term Loan	614,870	662,112
Total current liabilities	2,463,729	2,316,889

Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,463,729	4,316,889

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at June 30, 2017 and September 30, 2016	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,539,744)	(15,431,430)
Total stockholders' deficit	(1,924,605)	(1,816,291)
Total Liabilities and Stockholders' Deficit	$2,539,124	$2,500,598

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months and Nine Months Ended June 30, 2017 and June 30, 2016

	Unaudited
	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2017	2016	2017	2016

Revenue	$852,926	$381,529	$2,273,245	$1,728,707

Cost of goods sold	(657,126)	(306,289)	(1,858,902)	(1,244,746)

Gross profit	195,800	75,240	414,343	483,961

Operating expenses, except items shown separately below	106,689	105,210	308,525	359,508
Commission expense	51,903	21,879	108,259	85,251
Professional fees	4,789	5,000	12,409	46,421
Bad Debt Expense	(10,000)	-	(9,095)	1,926
Depreciation expense	2,449	2,449	7,347	7,347
Total operating expenses	155,830	134,538	427,445	500,453

Income (loss) from operations	39,970	(59,298)	(13,102)	(16,492)

Other income and (expense):
Other income	-	6,102	-	6,102
Interest expense	(33,568)	(31,373)	(95,212)	(94,650)

Total other income and (expense), net	(33,568)	(25,271)	(95,212)	(88,548)

Net income (loss)	$6,402	$(84,569)	$(108,314)	$(105,040)

Net income/(loss) per common share Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding- Basic and Diluted	48,053,084	48,053,084	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended June 30, 2017

	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2016	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,431,430)	$(1,816,291)

Net loss	-	-	-	-	-	(108,314)	(108,314)

Balance at June 30, 2017	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,539,744)	$(1,924,605)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2017 and 2016
	(Unaudited)
	June 30,	June 30,
	2017	2016
Cash flows provided/(used) in operating activities:
Net loss	$(108,314)	$(105,040)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	7,347	7,347
Bad debt expense	(62,135)	1,926
Changes in operating assets and liabilities:
Accounts receivable	(258,902)	170,834
Inventory	239,821	(15,432)
Commission advances	36,015	(516)
Other current assets	(45)	1,538
Accrued liabilities	7,819	61,399
Accounts payable	261,813	(275,004)
Other assets	-	-
Stockholder/officers advances for operations	24,000	18,000
Net cash provided/(used) in operating activities	147,419	(134,948)

Cash flows provided/(used) in investing activities:
Net cash provided/(used) in investing activities	-	-

Cash flows provided/(used) in financing activities:
Payment on Term Loan	(47,242)	(29,487)
Proceeds from bank line of credit	-	-
Repayment of bank line of credit	-	(1,073)
Proceeds from stockholder/officer advances	111,150	170,100
Repayment of stockholder/officer advances	(210,700)	(65,300)
Net cash provided/(used) in financing activities	(146,792)	74,240

Increase/(decrease) in cash and cash equivalents	627	(60,708)
Cash and cash equivalents at beginning of period	3,062	61,564

Cash and cash equivalents at end of period	$3,689	$856

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$16,752	$94,650

Suppemental Schedule of Non-Cash investing and Financing Activities

Payments of line of credit through issuance of note payable	-	$711,376

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

Overview of Business

The Company is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies, rail, rail ties, and rail material directly and through other suppliers to United States’ coal mining companies for use in their production and transportation processes. The products are supplied to the Company by various manufacturers and suppliers. The products are warehoused and distributed from the Company’s principal business location in Ashland, Kentucky or shipped directly to its customers.

In addition, on November 21, 2014, and with a view to diversifying its business, the Company acquired all of the membership interest in The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack.”

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

NOTE 3 – STOCKHOLDERS’ DEFICIT

Potentially Dilutive Options and Warrants

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin was expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become immediately exercisable, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of June 30, 2017, an aggregate of 100,000 warrants were issuable to Mr. Chafin, and 300,000 of the previously issuable warrants have expired under the terms of the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

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

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Stockholder and Officer

As of June 30, 2017, and September 30, 2016, Mr. Shrewsbury had outstanding advances owed from the Company of $99,087 and $198,637, respectively. The advances bear no interest and are due on demand.

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

Lease Agreement with Stockholder and Officer

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two-year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the lease was extended for an additional two years and on September 1, 2016, further extended for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of June 30, 2017, since the beginning of the lease, the Company has made lease payments in the amount of $84,000 and has an outstanding payable to Mr. Shrewsbury of $54,000.

Freight Charges Paid to Company Controlled by Officer and Stockholder

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months and nine months ended June 30, 2017 and 2016, such trucking company was paid $17,143 and $10,591 and $37,887 and $39,002, respectively, for these trucking services.

Commissions Paid to Company Controlled by Officer and Stockholder

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months and nine months ended June 30, 2017 and 2016, the Company paid commissions of $3,390 and $1,534 and $7,456 and $7,507, respectively.

NOTE 5 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank and, on August 26, 2014, increased the line of credit to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2017, the loan balance was $614,870.

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

An event of default under the loan will occur upon the occurrence of any of the following events:

●	the Company fails to make any payment when due;
●	the Company fails to comply with any term, obligation, covenant or condition in the loan documents or any other agreement between the bank and the Company:
●

the Company defaults under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the note or perform its obligations under the note or related documents;

●	a warranty, representation or statement made to the bank under the loan document is or becomes materially false or misleading;
●

the dissolution or termination of the Company’s existence, or its insolvency, the appointment of a receiver for any part of its property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against the Company;

●	the commencement of foreclosure or forfeiture proceedings by any creditor or any governmental agency against any collateral securing the loan;
●	any of the preceding events occurs with respect to any loan guarantor;
●	a 25% or more change in the ownership of the Company’s common stock;
●	a material adverse change in the Company’s financial condition, or the bank believes the prospect of payment or performance of the loan is impaired; or
●	the bank in good faith believes itself insecure.

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

In addition, the loan agreements contain certain negative covenants, including that the Company will not, without the bank’s consent:

●	incur any indebtedness other than to the bank or for trade debt incurred in the ordinary course;
●	sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of its assets, except for permitted liens;
●	sell its accounts receivable, except to the bank;
●	engage in business activities substantially different from the Company’s current activities;
●	cease operations, liquidate, merge, transfer, acquire or consolidate with another entity, change the Company’s name, dissolve, or sell the inventory or accounts receivable secured under the loan;
●	pay any dividend other than in stock;
●	lend money, invest or advance money or assets to another person or entity;
●	purchase, create or acquire an interest in any other entity;
●	incur any obligation as a surety or guarantor other than in the ordinary course; or
●	enter into any agreement containing any provision which would be violated or breached by the performance of the Company’s obligations under the loan agreements.

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 4.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all obligations due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury.

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

Recent Developments in U.S. Coal Industry

Due to declining U.S. coal production and bankruptcies and restructurings among certain U.S. coal companies, we experienced a reduction in demand for our mining and rail products during fiscal 2015 and 2016 and the first quarter of fiscal 2017. The demand for, and production of, coal has been adversely affected by several factors, including increased environmental regulation in the U.S., declining coal consumption in the electric power sector, increased competition from natural gas, and a strong U.S. dollar.

The U.S. Energy Information Administration (EIA) has reported in its Short-Term Energy Outlook (STEO) released July 11, 2017, that U.S. coal production in 2016 declined by 19%, the lowest level of coal production since 1978.

The EIA reported that, in 2017, growth in coal-fired electricity generation and exports is expected to lead to an increase of 8% in total U.S. coal production. In 2018, total coal production is expected to remain relatively unchanged. Electric power sector coal consumption is forecast to increase 1%, mostly because of rising natural gas prices. Coal exports for the first quarter of 2017 were 58% higher than in the same quarter of 2016. The trend continued in April 2017, with exports 58% higher than in April 2016. The EIA expects growth in coal exports to slow in coming months, with exports for all of 2017 forecast to be 19% above the 2016 level. As discussed below, we believe we are beginning to see the impact of such increased production in increased sales of our mining and rail products, particularly in the current fiscal quarter.

Low natural gas prices, warmer-than-normal temperatures during the 2015-16 winter that reduced electricity demand, the retirements of some coal-fired generators, and lower international coal demand had contributed to declining U.S. coal production. As a result, several major U.S. coal producers sought protection under bankruptcy laws or engaged in restructurings of their businesses and operations, and certain plants closed or were or are being sold or operations curtailed.

Continued distress in the U.S. coal mining industry will materially affect the demand for our products.

The EIAestimates the delivered coal price averaged $2.11 per million BTUs (MMBtu) in 2016, 5% lower than the 2015 price. Coal prices are forecast to increase in 2017 and in 2018 to $2.15 per MMBtu and $2.21 per MMBtu, respectively.

Our Business

We purchase mining supplies such as drill bits, augurs and related products from domestic as well as overseas manufacturers and rail material such as tee rail, switches, ties and other rail products from several suppliers of such products and distribute and sell such products to U.S. coal mining companies and other suppliers. Our products are either shipped to our warehouse in Ashland, Kentucky, for distribution to our customers or shipped directly to our customers, including products we import once they have been received by us at a port and cleared customs. Our products are transported primarily by ground transportation to our customers. Shipping costs are born by our customers.

We distribute and sell our products through an independent sales agent who is compensated on a commission basis.

We were incorporated in the State of Georgia in 2000.

Results of Operations

Revenues for the three months ended June 30, 2017 were $852,926 as compared to $381,529 for the same period in 2016, an increase of approximately 123.6%. Revenues during the nine months ended June 30, 2017, were $2,273,245 compared to $1,728,707 in the same period in 2016, an increase of 31.5%.

During the three months ended June 30, 2017, we had net income of $6,402 as compared to a net loss of $84,569 for the same period in 2016. Gross profit in the current quarter increased by 160.2% when compared to the same period in 2016.

Our net loss for the nine months ended June 30, 2017, was $108,314 compared to a net loss of $105,040in 2016, an increased net loss of 3.1%.

Liquidity and Capital Resources

At June 30, 2017, cash and cash equivalents were $3,689 compared to $3,062 at September 30, 2016.

Net cash provided in operating activities was $147,419 during the nine months ended June 30, 2017. Net cash used in operating activities during the same nine-month period in 2016 was $134,948.

There was no cash flow from investing activities for either of the nine-month period ended June 30, 2017, or 2016.

During the nine months ended June 30, 2017, net cash used in financing activities was $146,792 due to a net advance repayment of $99,550 to our CEO, William Shrewsbury and, a term loan payment of $47,242.

Mr. William Shrewsbury, our Chairman and CEO, is providing financing to us in the form of a Consolidated Secured Promissory Note of $2,000,000 (“Consolidated Note”) and periodic advances. The principal and interest under the Consolidated Note is due February 24, 2024.The principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. The Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of June 30, 2017, Mr. Shrewsbury had also provided non-interest-bearing advances to us of $99,087.

In November, 2012, we obtained a bank line of credit of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and account receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2017, the loan balance was $614,870.

RESULTS OF OPERATIONS

Results of Operations – For the three months ended June 30, 2017, versus the three months ended June 30, 2016

Revenues from Operations

Revenue for the three months ended June 30, 2017, was $852,926 as compared to $381,529 for the same period in 2016, an increase of $471,397 or 123.6%. The increase in revenue is attributable to higher sales during the current period due to increased or renewed operations at previously downsized or shut-down coal mines as the coal industry experiences increased demand, a more favorable regulatory environment, and due to relatively higher natural gas prices.

Cost of Goods Sold

During the quarter ended June 30, 2017, our cost of goods sold was $657,126 as compared to cost of goods sold of $306,289 for the quarter ended June 30, 2016, an increase of $350,837 or 114.5%. The higher cost of goods sold resulted from an increase in sales during the current period and a $6,963 write-off of damaged inventory. As a percentage of sales, cost of goods sold decreased from 80.3% in 2016 to 77.0% during the current period, the 3.3% decrease is the direct result of higher sales of a product mix with relatively lower unit cost during the current quarter.

Gross Profit

Gross profit for the period ended June 30, 2017, increased as a percentage of revenue to 23.0% from 19.7% for the same period of the prior year. The increase in gross profit resulted from a favorable mix of lower cost rail related products with higher margins sold during the current quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2017 were $155,830 as compared to $134,538 for the three months ended June 30, 2016, an increase of $21,292 or 15.8%.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative three-month periods.

	Three Months Ended
	6/30/2017	6/30/2016	$ Change	%Change
Operating Expense
Commission expense	$51,903	$21,879	$30,024	137.2
Professional fees	4,789	5,000	$(211)	(4.2)
Bad debt expense	(10,000)	0	(10,000)	(100.0)
Depreciation expense	2,449	2,449	$0	0.0
Other operating expense	106,689	105,210	$1,479	(1.4)
Total	$155,830	$134,538	$21,292	15.8

Commission expense for the three months ended June 30, 2017 was $51,903 compared to $21,879 for the same period in 2016, an increase of $30,024 or 137.2%. The higher commission expense is a direct result of the 123.6% increase in sales during the current period.

Professional fees decreased $211 or 4.2% during the three months ended June 30, 2017 as compared to the same period in 2016. The decrease in expense can be attributed to lower legal expenses.

Depreciation expense as of June 30, 2017, similar to the same quarter the prior year, was $2,449.

Bad debt expense for the three-month period ended June 30, 2017 was a credit of $10,000 as compared to zero expense for the same period in 2016. As a result of improved collection of accounts receivable during the current quarterly period, we reduced bad debt reserve by $10,000 as of June 30, 2017.

The $10,000 bad debt credit results from a reduction of the bad debt reserve account as the Company experiences a more favorable receivable collection trend.

During the three months ended June 30, 2017, other operating expenses of $106,689 increased by $1,479 or 1.41% from $105,210 for the same period in 2016. The higher other operating expenses resulted primarily from higher travel related expenses of $12,948, operating supplies of $5,227 and higher contract labor of $1,937. The higher expenses were partially offset by lower payroll of $19,016, due to reductions in payroll rates.

Income/(loss) from operations

Income from operations for the quarter ended June 30, 2017 was $39,970 compared to loss from operations of $59,298 during the same period in 2016.When compared to the loss for the same period in the prior year, the favorable income in the current period is the direct result of increased sales, higher gross profit due to sales of rail products with higher gross margins partially offset by higher operating expenses.

Other income and (expense)

Other income and expense for the three months ended June 30, 2017, reflected a net expense of $33,568 as compared to net expense of $25,271 for the quarter ended June 30, 2016. Higher interest expense of $2,195 in the current period and a $6,102 gain from the sale of scrap in the prior year account for the net increase in expense of $8,297 in the current period.

Net income (loss)

For the quarter ended June 30, 2017, we had net income of $6,402 compared to a net loss of $84,569 for the quarter ended June 30, 2016. The favorable $90,971 variance in the current period resulted from higher sales due to higher increased demand and sales of products with a higher gross margin partially offset by higher operating expenses.

Net income (loss) per common share

The net income of $6,402 for the quarter ended June 30, 2017, as well as the net loss of $84,569 for the quarter ended June 30, 2016, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income and loss per share of less than $0.01 in both periods.

Results of operations – For the nine months ended June 30, 2017 versus the nine months ended June 30, 2016

Revenues from Operations

Revenue for the nine months ended June 30, 2017 was $2,273,245 as compared to $1,728,707 for the same period in 2016, an increase of $544,538 or 31.5%. The increase in revenue resulted from higher sales demand during the second and current quarterly periods. Due to increases in natural gas prices relative to the price of coal, the reopening of certain previously closed mines and an increase in operations at certain mines where operations had been curtailed, we had an increase in demand for, and sales of, our rail and mining products that commenced in the second fiscal quarter and increased in the current fiscal quarter.

Cost of Goods Sold

During the nine months ended June 30, 2017, our cost of goods sold was $1,858,902 as compared to cost of goods sold of $1,244,746 for the nine months ended June 30, 2016, an increase of $614,156 or 49.3%. The higher cost of goods sold resulted from higher sales during the second and current quarterly periods. As a percentage of sales, cost of goods sold increased from 72.0% in 2016 to 81.8% during the current period, an increase of approximately 9.8% as a result of sales of our products at lower prices due to competitive pressures in the mining supplies business and higher sales of a product mix with relatively higher unit cost during the current nine-month period.

Gross Profit

Gross profit for the period ended June 30, 2017, decreased as a percentage of revenue to 18.2% from 28.0% for the same period of the prior year, or approximately 9.8%. The decrease in gross profit resulted from sales of lower gross margin products during the current nine-month period.

Operating Expenses

Operating expenses for the nine months ended June 30, 2017 were $427,445 as compared to $500,453 for the nine months ended June 30, 2016, a decrease of $73,008 or 14.6%.

The following table details the components of operating expenses as well as the dollar and percentage changes for the comparative nine-month periods.

	Nine Monrths Ended
	6/30/2017	6/30/2016	$ Change	% Change
Operating Expense
Commission expense	$108,259	$85,251	$23,008	27.0
Professional fees	12,409	46,421	$(34,012)	(73.3)
Bad debt expense	(9,095)	1,926	(11,021)	(572.2)
Depreciation expense	7,347	7,347	$0	0.0
Other operating expense	308,525	359,508	$(50,983)	(14.2)
Total	$427,445	$500,453	$(73,008)	(14.6)

Commission expense for the nine months ended June 30, 2017, was $108,259 compared to $85,251 for the same period in 2016, an increase of $23,008 or 27.0%. The higher commission expense is a direct result of a 31.5% increase in the current period sales due to higher sales demand.

Professional fees decreased $34,012 or 73.3% during the nine months ended June 30, 2017, as compared to the same period in 2016. The decrease in expense can be attributed to lower legal expenses of $27,713 and lower advertising expense of $9,983.

Bad debt expense for the nine-month period ended June 30, 2017 was $(9,095) as compared to $1,926 for the same period in 2016, a decrease of $11,021. As a result of improved collection of accounts receivable during the current quarterly period, we reduced bad debt reserve by $10,000 as of June 30, 2017.

Depreciation expense of $7,347 for the nine months ended June 30, 2017, was similar to the same nine-month period the prior year.

During the nine months ended June 30, 2017, other operating expenses of $308,525 decreased by $50,983 or 14.2% from $359,508 for the same period in 2016. The lower other operating expenses resulted primarily from lower payroll expense, $39,100; lower board fees, $16,500 and, lower operating supplies during the current nine month period.

Income (loss) from operations

Loss from operations for the nine months ended June 30, 2017 was $13,012 compared to loss from operations of $16,492 during the same period in 2016. When compared to the loss for the same period in the prior year, the loss in the current period is the direct result of lower sales margins partially offset by lower operating expenses.

Other income and (expense)

Other expense for the nine months ended June 30, 2017, reflected a net expense of $95,212 as compared to net expense of $88,548 for the nine months ended June 30, 2016, an increase of $6,664. The other expense increase is the result of a gain on sale of scrap recorded in the prior period.

Net Income (loss)

For the nine months ended June 30, 2017, we incurred a net loss of $108,314 compared to a net loss of $105,040 for the nine months ended June 30, 2016, an increase of $3,274 due to lower sales margins partially offset by lower operating expenses in the current period.

Net loss per common share

The net loss $108,314 for the nine months ended June 30, 2017, as well as the net loss of $105,040 for the nine months ended June 30, 2016, when divided by the number of common shares outstanding of 48,053,084 basic shares in both periods resulted in a net loss per share of less than $0.01 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Nine Months Ended
Liquidity and capital resources	6/30/2017	6/30/2016
Net cash provided /(used) in operating activities	$147,419	$(134,948)
Net cash provided/(used) in investing activities	-	-
Net cash provided/(used) by financing activities	(146,792)	74,240
Net increase/(decrease) in cash equivalents	$627	$(60,708)

At June 30, 2017, we had cash and cash equivalents of $3,689 as compared to $3,062 at September 30, 2016, an increase of $627 or 20.5%.

Cash Flows Provided/( Used) in Operating Activities

Net cash provided by operating activities for the nine months ended June 30, 2017, was $147,419 compared to cash used in operations of $134,948 in 2016, an increase of $282,367.

During the nine months ended June 30, 2017, we had a net loss of $108,314 as compared to a net loss of $105,040 for the same period during the prior year.

In the current nine-month period, the Company had non-cash expenses for depreciation of $7,347 and a reduction in the allowance for bad debt of $62,135.

An increase in accounts receivable of $ 258,902 or 110.0% was offset by an increase in accounts payable of $261,813 or 41.9% and a decrease in inventory of $239,281. Commission advances also decreased by $36,015.

Cash Flows Used in Investing Activities

There was no cash flow used in investing activities for the period ended June 30, 2017 or 2016.

Cash Flows Provided/(Used) in Financing Activities

During the nine months ended June 30, 2017, cash used in financing activities was $146,792 compared to cash provided by financing activities of $74,240 during the same period in 2016. During the current nine-month period, the Company made payment on its term loan of $47,242, and made repayments of stockholder net advances of $99,550. For the nine months ended June 30, 2016, the Company received stockholder net advances of $104,800, and made payment on its term loan of $29,487 and on its line of credit of $1,073.

In November 2012, we obtained a $250,000 line of credit from a bank and, on August 26, 2014, increased the line of credit to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, we entered into a new fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2017, the loan balance was $614,870. The current rate of interest under the loan is 4.0% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

On February 25, 2014, we entered into an agreement with Mr. Shrewsbury to consolidate an aggregate of $2,000,000 of amounts due to Mr. Shrewsbury, including $1.062 million due under a Revolving Promissory Demand Note issued to Mr. Shrewsbury on or about April 30, 2012, $289,997 due under a 10% Promissory Note issued to Mr. Shrewsbury on or about February 27, 2009, accrued but unpaid interest of $262,157 as of January 31, 2014, under such notes and advances by Mr. Shrewsbury in the amount of $385,846 as of January 31, 2014, and issued in replacement a Consolidated Secured Promissory Note (“Consolidated Note”). The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum and principal and interest are repayable ten years from February 25, 2014. The Consolidated Note is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury.

During the nine months ended June 30, 2017, we received advances of $111,150 and repaid $210,700 cash advances from Mr. Shrewsbury, bringing the total outstanding advance balance to $99,087. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Financial Condition and Going Concern Uncertainties

Since inception, except for each of the six consecutive quarters ended June 30, 2014, the first three month-period of fiscal 2016 and during the current fiscal quarter, we have not generated sufficient cash to fund our operations and have incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan guaranteed by Mr. Shrewsbury to finance its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which are dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our future operations.

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

As of June 30, 2017, we had cash and cash equivalents of $3,689 as compared to $3,062 as of September 30, 2016.

Our accounts receivable was $556,439 as of June 30, 2017, as compared to $235,402 as of September 30, 2016, an increase of $321,037 or 136.4%. The higher June 30, 2017 receivable balance is the direct result of a 31.5% increase in the current period sales as compared to 2016.

Inventory (including noncurrent) was $1,866,197 as of June 30, 2017 as compared to $2,106,018 as of September 30, 2016, a decrease of $239,821 or 11.4%. Although the Company has experienced higher overall sales demand for our rail related products during the current fiscal quarter, the demand for mining supplies related products has declined and, as a result, the Company has reduced its mining supplies-related inventory levels to reflect the lower short term industry demand.

Accounts payable for the nine months ended June 30, 2017, was $886,900 as compared to $625,087 as of September 30, 2016, an increase of $261,813 or 41.9%. The increase in accounts payable resulted primarily from current quarter inventory purchases to address the higher sales demand.

During the nine months ended June 30, 2017, our accumulated deficit increased from $15,431,430 to $15,539,744, an increase of $108,314 or 0.70% due to the reported net loss during the nine months ended June 30, 2017.

During the nine months ended June 30, 2017, the Company’s net loss was $108,314 compared to a net loss of $105,040 for the comparable period in 2016. The net loss can be directly attributed to lower gross margins primarily in our rail and mining related products. Lower operating expenses during the current nine month period of $73,008 partially offset the loss variance generated by the lower gross margins.

Currently, we are spending in addition to product purchases for resale approximately $40,000-$60,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, loans and advances provided by Mr. Shrewsbury, and the loan provided by the bank to be sufficient to fund the Company’s operations during the next 12 months.

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

On December 3, 2015, we obtained a new term loan from Town Square Bank of $711,376. We used proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2017, the loan balance was $614,870.

During the term of the loan, we agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal, estimated to be approximately $391,896. Early repayment of the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

An event of default under the loan will occur upon the occurrence of any of the following events:

●	we fail to make any payment when due;
●	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement with the bank;
●

we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects our property or our ability to repay the note or perform our obligations under the note or related documents;

●	a warranty, representation or statement made to the bank under the loan documents is or becomes materially false or misleading;
●

the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;

●	the commencement of foreclosure or forfeiture proceedings by any creditor or any governmental agency against any collateral securing the loan;
●	any of the preceding events occurs with respect to any loan guarantor;
●	a 25% or more change in the ownership of our common stock;
●	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired; or
●	the bank in good faith believes itself insecure.

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

In addition, the loan agreements contain negative covenants, including that we will not, without the bank’s consent:

●	incur any indebtedness other than to the bank or for trade debt incurred in the ordinary course;
●	sell, transfer, mortgage, assign, pledge, lease, grant a security interest in, or encumber any of its assets, except for permitted liens;
●	sell our accounts receivable, except to the bank;
●	engage in business activities substantially different from our current activities;
●	cease operations, liquidate, merge, transfer, acquire or consolidate with another entity, change our name, dissolve, or sell the inventory or accounts receivable secured under the loan;
●	pay any dividend other than in stock;
●	lend money, invest or advance money or assets to another person or entity;
●	purchase, create or acquire an interest in any other entity;
●	incur any obligation as a surety or guarantor other than in the ordinary course; or
●	enter into any agreement containing any provision which would be violated or breached by the performance of our obligations under the loan agreements.

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 4.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The loan is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO.

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

An event of default will occur under the Consolidated Note upon:

●	we fail to pay when due any principal or interest;
●	we violate any covenant or agreement contained in the Consolidated Note, the Exchange Agreement, or related transaction documents;
●	an assignment for the benefit of creditors by us;
●	the application for the appointment of a receiver or liquidator for us or our property;
●	the filing of a petition in bankruptcy by or against us;
●	the issuance of an attachment or the entry of a judgment against us in excess of $250,000;
●	a default by us with respect to any other indebtedness or with respect to any installment debt whether or not owing to Mr. Shrewsbury;
●	the sale of all or substantially all of our assets or a transfer of more than 51% of our equity interests to a person not currently a holder of our equity interests;
●	our termination of existence or dissolution;
●	the death of Mr. Shrewsbury; or
●	the failure to pay when due any premium under the key man policy required to be purchased on the life of Mr. Shrewsbury.

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

As of June 30. 2017, Mr. Shrewsbury had advanced an aggregate of $99,087 to the Company. The advances do not bear interest and are repayable upon demand. As of June 30, 2017, the Company also has a payable of $54,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations as of June 30, 2017 and September 30, 2016.

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

As of June 30, 2017, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $99,087. We have outstanding accounts payable of $886,900 and other accrued liabilities of $ 862,872, including $431,179 due to our CFO, Jose Fuentes, for services. Also, the Company owes $614,870 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns.

We have a history of net losses and, due to the impact of increased federal regulation of the U.S. coal mining industry, a decrease in the number of coal powered electricity generation plants, a relatively weak U.S. dollar, and other factors affecting the coal mining industry in the U.S., we cannot assure that we will be profitable in the future. Any failure on the part of the Company, due to industry conditions, which will prevent us from achieving profitability may cause us to reduce or eventually cease operations.

We had a net loss of $108,314 for the nine months ended June 30, 2017 and a net loss of $105,040 for the same period in 2016. At June 30, 2017 and September 30, 2016, we had accumulated deficits of $15,539,744 and $15,431,430, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past, we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants were issuable over a four-year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014, and July 1, 2014, January 1, 2015, July 1, 2015 and, January 1, 2016, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. As of June 30, 2017, 300,000 warrants have expired and 100,000 warrants remain issuable. The warrants are issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

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

TX HOLDINGS, INC.
By: /s/ William L. Shrewsbury William L. Shrewsbury Chief Executive Officer (Principal Executive Officer) Dated: July 28, 2017	By: /s/ Jose Fuentes Jose Fuentes Chief Financial Officer (Principal Financial and Accounting Officer) Dated: July 28, 2017