Form 10-K
period 2017-09-30
TX Holdings, Inc.
filed 2017-12-15
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).  Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or emerging growth company.  See the definitions of “large accelerated filer, “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Emerging growth company ☐
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the average bid and asked prices for the Common Stock on March 31, 2017, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Markets Group, Inc.’s OTCPINK was approximately $583,260.

As of December 15, 2017, the number of shares of the registrant’s common stock outstanding was 48,053,084.

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

●	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
●	statements about expected future sales trends for our products;
●	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
●	other statements about our plans, objectives, expectations and intentions; and
●	factors that are described in the Risk Factor section of this Annual Report on Form 10-K for the year ended September 30, 2017.

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

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2017

TABLE OF CONTENTS

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

Recent Financing Activities

Since November 2011, Mr. Shrewsbury, our CEO, has provided financing to us that, in addition to a bank term loan, we have relied upon to fund and expand our business operations. On February 25, 2014, Mr. Shrewsbury agreed to consolidate and restructure this indebtedness and we issued in exchange for such indebtedness a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is secured by the death benefit proceeds of a $2 million key man term life insurance policy purchased by the Company on the life of Mr. Shrewsbury which has been assigned to Mr. Shrewsbury. In addition, in consideration of Mr. Shrewsbury agreeing to consolidate the indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options were exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation, merger, or sale of all or substantially all of the assets. The options were exercisable for a period of three years commencing April 1, 2014 and expired on March 31, 2017.

As of September 30, 2017, Mr. Shrewsbury had advanced to the Company an additional $33,987 which is not interest bearing and is repayable upon demand.

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

Due to declining U.S. coal production and bankruptcies and restructurings among certain U.S. coal companies, we experienced a reduction in demand for our mining and rail products during fiscal 2015 and 2016 and the first quarter of fiscal 2017. The demand for, and production of, coal had been adversely affected by several factors, including increased environmental regulation in the U.S., declining coal consumption in the electric power sector, increased competition from natural gas, and a strong U.S. dollar.

The U.S. Energy Information Administration (EIA) reported in its Short-Term Energy Outlook (STEO) released October 11, 2017, that it expects the share of U.S. total utility-scale electricity generation from natural gas to fall from 34% in 2016 to about 31% in 2017 as a result of higher natural gas prices and increased electricity generation from renewables and coal. In 2018, natural gas’s generation share is expected to rise to 32%. Coal's forecast generation share rose from 30% last year to 31% in 2017 and is expected to stay at that level in 2018.

Coal production for the first nine months of 2017 was 591 MMst, 62 MMst (12%) higher than in the same period in 2016. Coal production is expected to increase by 8% in 2017 and by less than 1% in 2018.

Coal exports for the first seven months of 2017 totaled 51 MMst, which was 62% higher than in the same period of 2016. EIA expects growth in coal exports to slow, with exports for all of 2017 forecast at 75 MMst, 15 MMst (24%) higher than the 2016 level.

As discussed below, we believe we are beginning to see the impact of such increased production in increased sales of our mining and rail products, particularly in the three most recent quarters.

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

Recent Development

In November 2014, and with a view to diversifying our business, we acquired The Bag Rack, LLC. The acquired company had developed a new product, “The Bag Rack,” a device that enables bags with handles to be stored efficiently in a car preventing the bags from tipping over and causing spillage. Having experienced no sales to-date and no prospect of sales in the near future, the Company, in the current year, has written-off Bag Rack’s full inventory in the amount of $144,726

Principal Products

Drilling Products

We distribute and sell drill steel mining products for use in the coal mining industry, including:

●	drill steel, used for drilling holes for bolts supporting mine ceilings;
●	drill bit products and accessories, used for hard and soft rock mining operations;
●	tungsten carbide drill bits and augurs, and
●	related accessories and tools.

Rail Products

We distribute and sell drill steel mining products used by the coal industry in its extraction process, including:

●	tee rails, used for railroad tracks for the transportation of coal by coal mine operators;
●	steel ties for securing rail;
●	switches, and
●	related accessories and tools.

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

Seasonality

Our business is subject to moderate seasonality, with the first quarter of our fiscal year (October to December), generally experiencing lower sales than the last three quarters of our fiscal year.

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

Distribution and Sales

We sell our mining supplies and rail products primarily through one independent sales agent and, to a limited extent, directly to our customers. Our sales agent is an independent contractor and is compensated on a commission basis. Our sales agent sell our mining supplies to resellers as well as directly to coal mine operators.

Our products are delivered to us and warehoused in our Ashland, Kentucky warehouse facility, from where they are shipped to our customers primarily by road. Shipping costs are normally paid for by the purchaser.

Customers

We distribute and sell our mining supplies and rail products principally to certain coal mining companies located in Ohio, Pennsylvania, Kentucky and West Virginia and certain distributors. Our customers include both large and small mining companies and operators. During the year ended September 30, 2017, one customer accounted for approximately 30% of our revenues (9% in 2016), and accounted for 52% of our accounts receivable as of the year end, one customer accounted for approximately 11% of our revenues (23% in 2016), one customer accounted for approximately 7% of our revenues (8% in 2016), one customer accounted for approximately 6% of our revenues (13% in 2016) and accounted for 10% of our accounts receivable as of the year end (29% as of the year ended September 30, 2016), and one customer accounted for 17% of our accounts receivable as of the year end. The loss of any one or more of our major customers or if our inability to collect on outstanding accounts receivable from one or more of these customers could have a material adverse effect on our business and financial condition. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers.

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

Research and Development Expenditure

No research and development cost was incurred in 2017 or 2016.

Employees

As of September 30, 2017, we employed three full-time employees and two part-time employees. None of our employees is a party to a collective bargaining agreement and we believe our relationship with our employees is good. Also, we employ certain consultants and independent contractors on a regular basis to assist in the marketing and sale of our products. Our sales agents are compensated on a commission basis.

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

We have incurred losses for fiscal 2017 and 2016, and there is no assurance we will be successful in the future. We anticipate our operating expenses will increase if and as our business expands or if we pursue additional business opportunities we will need to generate revenues sufficient to meet all of our expenses to achieve profitability and obtain additional financing to fund such expenses. However, such financing may not be available to us or may be available upon terms that are not acceptable to us.

We incurred a net loss in fiscal years 2017 and 2016 and a net income for 2013 and 2014 fiscal years. Prior to fiscal 2013, we had a history of net losses. We can provide no assurance we will be profitable in the future. If we fail to achieve profitability, we may need to reduce or eventually cease our operations.

We had net losses of $124,506 in 2017 and $678,719 in 2016. At September 30, 2017 and 2016, we had accumulated deficits of $15,555,936 and $15,431,430, respectively. Based on current expectations, we may need to obtain additional financing to expand our mining and mining rail supplies distribution business. Also, we require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs.

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

As of September 30, 2017, we have incurred debt due to Mr. Shrewsbury, our CEO, in the form of a note and advances in the aggregate amount of $2,033,987 of which $2,000,000 is covered by a note due in February 24, 2024, and advances, which are due on demand, of $33,987. We have outstanding accounts payable of $654,773 and other accrued liabilities of $907,944, which includes $359,726 accrued interest on the note due to our CEO. Also, as of September 30, 2017, we owed $606,005 on a bank term loan. Under the term loan, we are required to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. The term loan is secured by our inventory and accounts receivable and guaranteed by our CEO. Also, under the term loan, without the consent of the bank, we are not permitted to incur any indebtedness other than trade debt incurred in the ordinary course. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding loans when they become due and advances if our chief executive officer demands their repayment.

There may be some doubts about our ability to continue as a going concern and, if we are unable to continue our business, our shares may have little or no value.

Our independent registered public accounting firm’s report on our financial statements included in our annual report on Form 10-K for the years ended September 30, 2017 and 2016, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

We depend on a small number of customers for a substantial portion of our revenues. The loss of one or more of these customers, or our inability to collect outstanding receivables from such customers could have a material adverse effect on our financial results.

Our customers include both large and small mining companies and operators. During the year ended September 30, 2017, one customer accounted for approximately 30% of our revenues (9% in 2016) and accounted for 52% of our accounts receivable as of the year end, one customer accounted for approximately 11% of our revenues (23% in 2016), one customer accounted for approximately 7% of our revenues (8% in 2016), one customers accounted for approximately 6% of our revenues (13% in 2016) and accounted for 10% of our accounts receivable as of the year end (29% as of the year ended September 30, 2016), and one customer accounted for 17% of our accounts receivable as of the year end. The loss of any one or more of our major customers or our inability to collect on outstanding accounts receivable from one or more of these customers could have a material adverse effect on our business and financial condition. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers. Although we are seeking to diversify our customer base and reduce our reliance upon sales to a small number of large mine operators, we expect sales to such customers to continue to constitute a significant portion of our revenues in the near term.

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

As of September 30, 2017, an aggregate of 50,000 shares of common stock are issuable upon exercise of outstanding warrants. The holders of outstanding warrants (and other convertible securities or derivatives, if any are subsequently issued) have the opportunity to profit from a rise in the market price of our common stock, if any, without assuming the risk of ownership, with a resulting dilution in the interests of other shareholders. We may find it more difficult to raise additional equity capital if it should be needed for our business while the options, warrants and convertible securities are outstanding. At any time at which the holders of the options, warrants or convertible securities might be expected to exercise or convert them, we would probably be able to obtain additional capital on terms more favorable than that provided by those securities.

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

We depend on key personnel and an independent sales agent.

Our success depends on the contributions of our key management personnel, including Mr. William “Buck” Shrewsbury, Chairman and Chief Executive Officer, and Mr. Jose Fuentes, our Chief Financial Officer. If we lose the services of any of such personnel we could be delayed in or precluded from achieving our business objectives.

In addition, the loss of our independent sales agent could temporarily jeopardize our relations with our customers. Our agreements with such sales agent is terminable upon 30 days’ notice. Any loss of a sales agent would jeopardize the stability of our infrastructure and our ability to provide the service levels our customers expect.

The loss of any of our key officers or our sales agent could impair our ability to successfully execute our business strategy.

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

As of September 30, 2017, our directors and executive officers beneficially owned approximately 24.14% of our shares of common stock. Our directors and executive officers are entitled to cast an aggregate of approximately 11,599,317 votes on matters submitted to our stockholders for a vote or approximately 24.14% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

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

The stock market from time to time experiences significant price and volume fluctuations that are unrelated to the operating performance of particular companies. These broad market fluctuations may cause the market price of our common stock to drop. In addition, the market price of our common stock is highly volatile. Factors that may cause the market price of our common stock to drop include:

●	fluctuations in our results of operations;
●	timing and announcements of new customer orders, new products, or those of our competitors;
●	any acquisitions that we make or joint venture arrangements we enter into with third parties;
●	changes in stock market analyst recommendations regarding our common stock;
●	failure of our results of operations to meet the expectations of stock market analysts and investors;
●	increases in the number of outstanding shares of our common stock resulting from sales of new shares, or the exercise of warrants, stock options or convertible securities;
●	reluctance of any market maker to make a market in our common stock;
●	changes in investors’ perception of the United States’ coal mining industry and related supply businesses; and
●	general stock market conditions.

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

Our customers’ operations are subject to or affected by a wide array of regulations in the U.S., including those directly impacting coal mining activities and those indirectly affecting their businesses, such as applicable environmental laws. In addition, new environmental legislation or administrative regulations relating to coal mining or affecting demand for mined supplies, or more stringent interpretations of existing laws and regulations, may require our customers to significantly change or curtail their operations. The high cost of compliance with environmental regulations may discourage our customers from expanding existing coal mines or developing new mines and may also cause customers to limit or even discontinue their mining operations. As a result of these factors, demand for the mining equipment and rail products we distribute could be adversely affected by environmental regulations directly or indirectly impacting the coal mining industry. Any reduction in demand for our products as a result of environmental regulations is likely to have an adverse effect on our business, financial condition or results of operations.

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

ITEM 2.     PROPERTIES

Our principal executive offices and other facilities consist of approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, which we lease from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2016, the parties agreed to extend the lease for an additional 24 month period upon the same terms and conditions. As of September 30, 2017, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $60,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

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

Quarter Ended	High	Low
	$	$
September 30, 2017	0.012	0.008
June, 30, 2017	0.020	0.008
March, 31, 2017	0.025	0.006
December 31, 2016	0.010	0.003

September 30, 2015	0.009	0.005
June, 30, 2015	0.01	0.008
March, 31, 2015	0.017	0.008
December 31, 2014	0.014	0.011

As of September 30, 2017, there were approximately 655 holders of record of our shares of common stock.

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

Equity Compensation Plan Information

The following table details the number of securities to be issued and the exercise prices of the options and warrants as of September 30, 2017.

Plan Category	Number of securities to be issued upon exercise of outstanding warrants and rights (1)	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a)
	(a)	(b)	(c)

Equity compensation plans approved by security holders	0	0	0

Equity compensation plans not approved by security holders	50,000	$0.10	0

Total	50,000	$0.10	0

(1)

On May 16, 2012, the Board of Directors authorized the grant of an aggregate of 400,000 common stock purchase warrants to a sales agent over a period of four years. The agent is expected to receive 50,000 warrants every six months for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date issuable. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of September 30, 2017, 50,000 warrants are exercisable and 350,000 warrants have expired

Unregistered Sales of Equity Securities

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent. The warrants are issuable over a four year period in equal tranches of 50,000. The first tranche was issued on July 1, 2012, followed by additional tranches every six months thereafter with the last tranche to be issued on January 1, 2016. As of September 30, 2017, 50,000 warrants issuable to the sales agent are exercisable and 350,000 warrants have expired. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. The warrants are issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

Purchases of Equity Securities

We did not purchase any of our equity securities during the year ended September 30, 2017.

ITEM 6.           SELECTED FINANCIAL DATA

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 7.          MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

You should read the following summary together with the more detailed information, consolidated financial statements and financial notes, and the schedules appearing elsewhere in this report. Throughout this report when we refer to the “Company,” “TX Holdings,” “we,” “our” or “us,” we mean TX Holdings, Inc., and its subsidiaries.

The discussion and analysis contained in this Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is based upon our consolidated financial statements which have been prepared in accordance with generally accepted accounting principles in the United States (GAAP). The preparation of these consolidated financial statements requires us to make estimates and judgments that affect the reported amounts of assets, liabilities, revenue and expenses, and related disclosure of contingent assets and liabilities. . On an on-going basis, we evaluate our critical accounting policies and estimates, including those related to revenue recognition, intangible assets, and contingencies. We base our estimates on historical experience, where available, and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates under different assumptions and conditions.

Except for historical information, the statements and other information contained in this MD&A are forward-looking. Our actual results could differ materially from the results discussed in the forward-looking statements, which include certain risks and uncertainties.

Our independent registered public accounting firm’s report on our financial statements for the years ended September 30, 2017 and September 30, 2016, contains an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern.

Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in the Risk Factors section in this report.

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

We distribute and sell our products through one independent sales agent who are compensated on a commission basis.

Recent Developments in U.S. Coal Industry

Due to declining U.S. coal production and bankruptcies and restructurings among certain U.S. coal companies, we experienced a reduction in demand for our mining and rail products during fiscal 2015 and 2016 and the first quarter of fiscal 2017. The demand for, and production of, coal had been adversely affected by several factors, including increased environmental regulation in the U.S., declining coal consumption in the electric power sector, increased competition from natural gas, and a strong U.S. dollar.

The U.S. Energy Information Administration (EIA) reported in its Short-Term Energy Outlook (STEO) released October 11, 2017, that it expects the share of U.S. total utility-scale electricity generation from natural gas to fall from 34% in 2016 to about 31% in 2017 as a result of higher natural gas prices and increased electricity generation from renewables and coal. In 2018, natural gas’s generation share is expected to rise to 32%. Coal's forecast generation share rose from 30% last year to 31% in 2017 and is expected to stay at that level in 2018.

Coal production for the first nine months of 2017 was 591 MMst, 62 MMst (12%) higher than in the same period in 2016. Coal production is expected to increase by 8% in 2017 and by less than 1% in 2018.

As discussed below, we believe we are beginning to see the impact of such increased production in increased sales of our mining and rail products, particularly in the three most recent fiscal quarters.

Low natural gas prices, warmer-than-normal temperatures during the 2015-16 winter that reduced electricity demand, the retirements of some coal-fired generators, and lower international coal demand had contributed to declining U.S. coal production. As a result, several major U.S. coal producers sought protection under bankruptcy laws or engaged in restructurings of their businesses and operations, and certain plants closed or were, or are, being sold or operations curtailed.

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

Results of Operations

Our revenues for the year ended September 30, 2017, were $3,006,599 as compared to $2,128,278 for 2016.

Gross profit in the year increased by 163% when compared to 2016

We had a net loss of $124,506 in fiscal 2017 compared to a net loss of $678,719 in 2016. The year ended September 30, 2017, is the third fiscal year in which we have reported a net loss after two previously profitable years. The current year loss is a direct result of lower sales during the first fiscal quarter of 2017 due to an operational decline in the U.S. coal mining industry. Also, we wrote off an aggregate of $144,726 in inventory in connection with the discontinuance of our Bag Rack operations which was offset by the reversal of an inventory reserve we recorded in the prior year.

Liquidity and Capital Resources

At September 30, 2017, we had cash and cash equivalents of $40,345 compared to cash and cash equivalents of $3,062 at September 30, 2016 an increase of $37,283.

Net cash provided in operating activities was $258,040 during the year ended September 30, 2017, comparing favorably to net cash used in operating activities of $82,165 in 2016.

There was no cash flow from investing activities for either 2017 or 2016.

Cash used in financing activities during the current year was $220,757 as compared to cash provided in financing activities of $23,663 in 2016. The current year cash used in financing activities resulted from stockholder’s net advances repayment of $164,650 and a repayment of our term loan of $56,107. During 2016, cash provided by stockholder’s net advances was $74,000 and cash repayment of our term loan was $50,337.

Mr. William Shrewsbury, our Chairman and CEO, has provided financing in the form of a consolidated promissory note in the amount of $2,000,000 (“Consolidated Note”) on which we have accrued interest of $359,726, and the principal and interest under the Consolidated Note is due February 24, 2024 The principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. The Consolidated Note is secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of September 30, 2017, Mr. Shrewsbury had also provided non-interest-bearing advances to us of $33,987.

In November, 2012, we obtained a bank line of credit of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and accounts receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The new loan is for a term of five years and matures on December 3, 2020. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 4.25 % per annum.

Our indebtedness to Mr. Shrewsbury is subordinated to the new bank loan. During the current year, we repaid $56,107 leaving an outstanding balance of $606,005 under the new loan.

Our success is dependent upon our ability to increase sales of our rail products and mining supplies, of which there can be no assurance.

We were incorporated in the State of Georgia in May, 2000.

Results of Operations

Year Ended September 30, 2017 Compared with Year Ended September 30, 2016

Revenues from Operations

Revenues for 2017 and 2016 were $3,006,599 and $2,128,278, respectively, an increase for 2017 of $878,321 or approximately 41.3%. The increase in revenue in 2017 resulted from higher sales as U.S. coal mine operators began ramping-up operations and opening new, or re-opening previously closed, mines to meet the higher demand for coal during the last three fiscal quarters of 2017.

Cost of Goods Sold

During 2017, cost of goods sold was $2,273,214 as compared to cost of goods sold of $1,849,289 for 2016, an increase of $423,925 or 22.9%. The increase in cost of goods is solely related to the increase in sales over the prior year. Cost of goods sold as a percentage of sales decreased from 86.9% in 2016 to 75.69% in 2017 as a result of the inventory reserve recorded in 2016.

Gross Profit

Gross profit for 2017 was $733,385, an increase of $454,395 or 162.9% when compared to 2016. The higher gross profit is the result of higher revenue during 2017 from higher sales due to increase in production in the coal industry and a $275,000 reserve for inventory obsolescence recorded in 2016.

Operating Expenses

The Company incurred operating expenses of $742,941 in 2017, as compared to $837,209 during 2016, a decrease of $94,268 or approximately 11.3%. As a percentage of revenue, operating expenses decreased from 39.3% in 2016 to 24.7% in 2017. The decrease is attributed to the impact of our fixed operating expenses while generating higher revenue during 2017.

The following table details the components of operating expenses, as well as the dollar and percentage changes for the year end periods.

	Twelve Months Ended
	9/30/2017	9/30/2016	$ Change	%Change
Operating Expense

Commission expense	$149,884	$101,627	$48,257	47.5
Professional fees	16,739	62,788	(46,049)	(73.3)
Bad debt expense	6,936	169,958	(163,022)	(95.9)
Depreciation expense	9,799	9,796	3	0.0
Other operating expense	559,583	493,040	66,543	13.5
Total	$742,941	$837,209	$(94,268)	(11.3)

Commission expense for the year ended September 30, 2017 was $149,884 compared to $101,627 for the same period in 2016, an increase of $48,257 or 47.5%. The higher commission, during the year ended September 30, 2017, is a direct result of the increased sales resulting from operational increase in the domestic coal mining industry. As a percentage of revenue, commission expense increased from 4.8% in 2016 to 5.0% in 2017.

Professional fees decreased $46,049 or 73.3% for the year ended September 30, 2017, as compared to the prior year. The lower expenses were the result of lower legal expenses of $32,416 and lower advertising expense of $13,633. During 2016, the Company incurred additional advertising expenses in connection with the acquisition of The Bag Rack business.

Bad debt expense decreased $163,022 or 95.9% for the twelve months ended September 30, 2017, as compared to the prior year. Bad debt reserve recorded for three customers and an advance to a supplier write-off in 2016 accounted for the expense decrease.

Depreciation expenses increased $3 in 2017 as compared to 2016.

For the year ended September 30, 2017, other operating expenses were $559,583, an increase of $66,543 or 13.5% from the $493.040 incurred during 2016. The higher operating expenses resulted from the write-off of the Bag Rack inventory ($144,726) partially offset by lower compensation ($60,658) and lower Board fees ($24,000). The Bag rack inventory write-off results from management decision to exit the business as product sales did not materialize.

Loss from Operations

For 2017, we had a loss from operations of $9,556 as compared to a loss of $558,220 in 2016. The decrease of $548,664 resulted from a reserve for inventory obsolescence of $275,000 and an increase in bad debt reserve of $156,315 recorded in 2016 and, higher profit from higher sales in 2017.

Other Income and (Expense)

Other expense was $114,190 in 2017 as compared to $120,499 in 2016, a decrease of $5,549. The decrease resulted from lower interest expense associated with the term loan of $3,179 and higher scrap sales of $2,370 than in 2016.

Net Loss.

During 2017 the Company had a net loss of $124,506 compared to a net loss of $678,719 for 2016, representing a net loss decrease of $554,213. The decrease resulted from an inventory reserve of $275,000 and a bad reserve of $156,315 recorded in 2016. Higher sales resulting in higher profits during the current year account for the remaining loss reduction.

Net Loss Per Common Share

Net earnings per share (basic and diluted) as a result of the net loss remains a negative $0.00 in 2017, compared to a negative $0.01in the prior year.

Net Operating Loss Carry Forward for Tax Purposes

As of September 30, 2017, the Company had tax net operating loss carry forwards totaling approximately $8,110,000, which expire in 2018 through 2036. Approximately $1,200,000 of such net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in Section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets will ever be used. A deferred tax asset can be used only if there is future taxable income, of which there can be no assurance.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided (used in) operating, investing and financing activities:

	Twelve Months Ended
Liquidity and capital resources	9/30/2017	9/30/2016
Net cash provided /(used) in operating activities	$258,040	$(82,165)
Net cash provided/(used) in investing activities	_	_
Net cash provided/(used) in financing activities	(220,757)	23,663
Net increase/(decrease) in cash equivalents	$37,283	$(58,502)

At September 30, 2017, the Company had cash and cash equivalents of $40,345 compared to cash and cash equivalents of $3,062 at September 30, 2016 an increase of $37,283. The increase in cash is the direct result of the net cash provided in operating activities of $258,040 partially offset by a net repayment of officer advances of $164,650 and a $56,107 repayment of our term loan.

Cash Flows Used in Operating Activities

Cash provided in operating activities during 2017 was $258,040 as compared to cash used in operating activities of $82,165 during 2016.

During the year ended September 30, 2017, the Company incurred a net loss of $124,506.

A decrease in inventory (current and non-current) of $415,668, decrease in commission advances of $46,070 and an increase in accrued liabilities of $46,891 during 2017 were offset by an increase in accounts receivable of $116,094 and a reversal of of the allowance for doubtful accounts of $113,643. The decrease in inventory is associated with management’s decision to reduce inventory levels of the mine related products and the Bag Rack Inventory write-off of $144,726.

Accounts receivable increased by $116,094 compared to a decrease of $179,683 during 2016. The receivable increase is the result of a 29.2% increase in sales over the prior year.

Accrued liabilities as of September 30, 2017, increased by $46,891, accrued interest on a loan due to Mr. Shrewsbury account for the current year increase.

Accounts payable decreased $29,686 in 2017 compared to a $321,489 increase in the prior year. The decrease is the result of lower purchases of inventory and higher payments of vendors’ outstanding payables.

Cash Flows Used in Investing Activities

There were no investing activities during 2017 or 2016.

On May 30, 2012, the Company sold 100% of the interest in an Oil and Gas lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by future lease production. During the current year, the Company wrote-off the balance of $29,983 which was deemed uncollectible.

Cash Flows Provided/(used) in Financing Activities

During 2017, cash used in financing activities was $220,757 as compared to cash provided in financing activities of $23,663 during 2016. During 2017, the Company repaid $56,107 on the outstanding term loan and repaid stockholder/officer’s net advances of $164,650. In 2016 the Company repaid $50,337 on the term loan and received net advances from our CEO of $74,000.

The Company primary sources of financing during 2017 was the cash generated from its operations, as compared to 2016 where the primary source was the advances received from our CEO.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the loan. The loan which was refinanced in December 2015 was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. Interest on the loan was payable monthly and was calculated on the basis of a variable index. As of September 30, 2015, the Company had borrowed $712,449 under the loan. The rate of interest under the loan was 3.25% per annum. Principal, interest and collection costs under the loan were guaranteed by Mr. Shrewsbury. On December 3, 2015, we obtained a new term loan from the bank in the amount of $711,376. We utilized the proceeds of the new loan to repay the line of credit. The new loan is for a term of five years and matures on December 3, 2020. During the term of the loan we have agreed to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 4.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The new loan is secured by a priority security interest in our inventory and accounts receivable and guaranteed by our CEO. As of September 30, 2017 the term loan balance is $606,005.

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

During 2017, the Company received $111,150 in cash advances from Mr. Shrewsbury and repaid $275,800, bringing the total outstanding advance balance to $33,987. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Property and Equipment, net, was $46,980 as of September 30, 2017 compared to $56,779 as of September 30, 2016. Delivery equipment depreciation recorded in the current year accounts for the reduction in Property and Equipment.

As of September 30, 2017, the Company had accrued and unpaid an amount of $416,179 due to Jose Fuentes, CFO, as payment for past services.

Financial Condition and Going Concern Uncertainties

Since inception, except for the six consecutive quarters ended June 30, 2014, we have not generated sufficient cash to fund its operations and has incurred operating losses. During the current year, the Company generated sufficient cash to cover its operating cash needs and repay $164,650 of our CEO advances. Currently, in addition to our operating cash flow, the Company will continue to rely substantially upon financing provided by Mr. Shrewsbury, our CEO, and secured bank indebtedness to fund its operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which in turn, is dependent on our ability to meet our financial requirements, upon the continued provision of financing by Mr. Shrewsbury and under the Company’s term loan, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2017, contains an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of September 30, 2017, the Company had cash and cash equivalents of $40,345 as compared to $3,062 as of September 30, 2016.  The $37,283 increase in cash resulted from the Company’s cash generated from operations partially offset by repayment of the bank term loan of $56,107 and a $164,650 net repayment of officer’s advances.

The Company’s accounts receivable were $458,203 as of September 30, 2017, as compared to $235,402 as of September 30, 2016, an increase of $222,801 or 94.7%. The increase resulted from a 41% increase in sales in the current year and a $100,000 bad debt reserve recorded in 2016.

Inventory (current and non-current) was $1,690,350 as of September 30, 2017 as compared to $1,806.018 as of September 30, 2016, a decrease of $115,660 or 6.4%. The inventory reduction is the direct result of a $144,726 inventory write-off of the Bag Rack inventory. The Bag Rack’s inventory write-off was offset against a $275,000 inventory reserve for obsolescence recorded in the prior year.

During 2017, our stockholders’ deficit increased from $15,431,430, in the prior year to $15,555,936, an increase of $124,506 or 0.8%. The net loss for the year ended September 30, 2017 accounts for the increase in stockholders’ deficit.

During the year ended September 30, 2017, the Company’s net loss was $124,506 compared to a net loss of $678,719 for 2016 representing a loss decrease of $554,213. The decrease can be directly attributed to higher sales of $878,321 during the current period resulting from operational upturn in the coal mining industry, an inventory reserve of $275,000 for inventory obsolescence and, an increase in bad debt reserve of $100,000 recorded in the prior year.

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

Bank Loan

Under the terms of a business loan agreement, originally entered into on November 7, 2012, and as amended through August 26, 2014, the Company obtained a secured revolving line of credit in the amount of $750,000 from Town Square Bank. Interest on the loan was payable monthly in arrears. Interest under the loan was variable and based upon Wall Street Journal Prime Rate.

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

An event of default under the loan will occur upon the occurrence of any of the following events:

●	we fail to make any payment when due under the note;
●	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement between the bank and the Company:
●

we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan documents;

●	a warranty, representation or statement we made to the bank under the loan document is or becomes materially false or misleading;
●

the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;

●	the commencement of foreclosure or forfeiture proceedings by any creditor of ours or any governmental agency against any collateral securing the loan;
●	any of the preceding events occurs with respect to any loan guarantor;
●	a 25% or more change in the ownership of our common stock;
●	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired; or
●	the bank in good faith believes itself insecure.

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

Advances and Loans from Our Chief Executive Officer

In connection with the expansion of the Company’s business, Mr. Shrewsbury, our Chairman and CEO, provided financing to us in the form of demand notes and advances. On February 25, 2014, we entered into a Note Exchange Agreement (“Exchange Agreement”) with Mr. Shrewsbury pursuant to which an aggregate of $2,000,000 in indebtedness due to Mr. Shrewsbury was consolidated and restructured and issued in exchange for such indebtedness a Consolidated Secured Promissory Note (the “Consolidated Note) in the principal amount of $2,000,000.

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance purchased by the Company on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of September 30, 2017, accrued interest on the note was $359,726

An event of default will occur under the Consolidated Note upon:

●	the Company’s failure to pay when due any principal or interest under the Consolidated Note;
●	the violation by the Company of any covenant or agreement contained in the Consolidated Note, the Exchange Agreement or related transaction documents;
●	an assignment for the benefit of creditors by the Company;
●	the application for the appointment of a receiver or liquidator for the Company or for property of the Company;
●	the filing of a petition in bankruptcy by or against the Company;
●	the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000;

●	a default by the Company with respect to any other indebtedness or with respect to any installment debt whether or not owing to Mr. Shrewsbury;
●	the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company;
●	the termination of existence or the dissolution of the Company;
●	the death of Mr. Shrewsbury; or
●	the failure to pay when due any premium under the key man policy required to be purchased on the life of Mr. Shrewsbury under the Exchange Agreement.

In addition, in consideration of Mr. Shrewsbury agreeing to consolidate the indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock issued February 25, 2014. The options became exercisable on April 1, 2014, and expired on March 31, 2017. The options were exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets.

As of September 30, 2017, Mr. Shrewsbury had advanced an aggregate of $33,987 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2017, the Company also has a payable of $60,000 to Mr. Shrewsbury for warehouse storage rental.

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard require all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8.          FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated balance sheets as of September 30, 2017 and 2016 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit and consolidated cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS - TABLE OF CONTENTS
For the Years Ended September 30, 2017 and 2016

Page(s)

Report of Independent Registered Public Accounting Firm	27

Audited Financial Statements:

Consolidated Balance Sheets at September 30, 2017 and 2016	28

Consolidated Statements of Operations for the years ended September 30, 2017 and 2016	29

Consolidated Statements of Changes In Stockholders' Deficit for the years ended September 30, 2017 and 2016	30

Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016	31

Notes to Consolidated Financial Statements	32

Report of Independent Registered Public Accounting Firm

Board of Directors and Stockholders

TX Holdings, Inc.

Ashland, Kentucky

We have audited the accompanying consolidated balance sheets of TX Holdings, Inc. (the “Company”) at September 30, 2017 and 2016 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended. These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of TX Holdings, Inc. as of September 30, 2017 and 2016, and the results of their operations and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

December 15, 2017

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements
TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2017 and 2016

	September 30,	September 30,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$40,345	$3,062
Accounts receivable, net of allowance for doubtful accounts of $ 0 at September 30, 2017 and $113,643 at September 30, 2016	458,203	235,402
Inventory	1,690,350	1,806,018
Commission advances	22,648	68,718
Note receivable-current	–	10,000
Other current assets	2,886	136
Total current assets	2,214,432	2,123,336

Inventory, non-current	–	300,000
Property and equipment, net	46,980	56,779
Note receivable, less current portion	–	19,983
Other	500	500
Total Assets	$2,261,912	$2,500,598

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$548,218	$571,327
Accounts payable	654,773	625,087
Accrued interest	359,726	259,726
Advances from officer	33,987	198,637
Bank-Term Loan	606,005	662,112
Total current liabilities	2,202,709	2,316,889

Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,202,709	4,316,889

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at September 30, 2017 and September 30, 2016	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,555,936)	(15,431,430)
Total stockholders' deficit	(1,940,797)	(1,816,291)
Total Liabilities and Stockholders' Deficit	$2,261,912	$2,500,598

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2017 and 2016

	September 30,	September 30,
	2017	2016

Revenue	$3,006,599	$2,128,278

Cost of goods sold	(2,273,214)	(1,849,289)

Gross profit	733,385	278,989

Operating expenses, except items shown separately below	559,583	493,040
Commission expense	149,884	101,627
Professional fees	16,739	62,788
Bad Debt Expense	6,936	169,958
Depreciation expense	9,799	9,796
Total operating expenses	742,941	837,209

Loss from operations	(9,556)	(558,220)

Other income and (expense):
Other income	11,038	8,668
Interest expense	(125,988)	(129,167)

Total other income and (expense), net	(114,950)	(120,499)

Net loss	$(124,506)	$(678,719)

Net loss per common share
Basic and Diluted	$0.00	$(0.01)

Weighted average of common shares outstanding-
Basic and Diluted	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended September 30, 2017 and 2016

	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30,2015	–	$–	48,053,084	$9,293,810	$4,321,329	$(14,752,711)	$(1,137,572)

Net loss						(678,719)	(678,719)

Balance at September 30, 2016	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,431,430)	$(1,816,291)

Net loss	–	–	–	–	–	(124,506)	(124,506)

Balance at September 30, 2017	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,555,936)	$(1,940,797)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2017 and 2016

	September 30,	September 30,
	2017	2016
Cash flows provided/(used) in operating activities:
Net loss	$(124,506)	$(678,719)
Adjustments to reconcile loss to net cash used in operating activities:
Depreciation expense	9,799	9,796
Bad debt expense	6,936	169,958
Write-off of note receivable	29,983	26,000
Changes in operating assets and liabilities:
Accounts receivable, net	(229,737)	179,683
Inventory	415,668	417,019
Commission advances	46,070	(20,380)
Other current assets	(2,750)	1,538
Accrued liabilities	46,891	110,429
Accounts payable	29,686	(321,489)
Stockholder/officers advances for operations	30,000	24,000
Net cash provided/(used) in operating activities	258,040	(82,165)

Cash flows provided/(used) in investing activities:
Net cash provided/(used) in investing activities	–	–

Cash flows provided/(used) in financing activities:
Repayment of bank term loan	(56,107)	(50,337)
Proceeds from stockholder/officer advances	111,150	187,200
Repayment of stockholder/officer advances	(275,800)	(113,200)
Net cash provided/(used) in financing activities	(220,757)	23,663

Increase/(decrease) in cash and cash equivalents	37,283	(58,502)
Cash and cash equivalents at beginning of period	3,062	61,564

Cash and cash equivalents at end of period	$40,345	$3,062

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$25,988	$129,167

Suppemental Schedule of Non-Cash investing and Financing Activities

Repayment of line of credit through issuance of bank term loan	$–	$711,376

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

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate certain indebtedness due to Mr. Shrewsbury in the aggregate amount of $2,000,000, including the principal due under a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the foregoing indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options were exercisable for a period of three years commencing April 1, 2014. The options were exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation, merger, or sale of all or substantially all of the assets. The options expired on March 31, 2017.

The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company who are also “qualified directors” within the definition set forth in Section 14-2-862 of the Georgia Corporation Code. Mr. Shrewsbury has also advanced the Company an additional $33,987 at September 30, 2017, which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS

Although the Company was profitable during fiscal 2014 and 2013, the Company has not generated sufficient cash during succeeding years to fund its operations and relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a term loan that is guaranteed by Mr. Shrewsbury.

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

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the years ended September 30, 2017, and 2016 contains an explanatory paragraph wherein they state that the Company has incurred significant losses from operations since inception and has a stockholders’ deficit, both of which raise substantial doubt about the Company’s ability to continue as a going concern. The Company will continue its on-going efforts to increase our customer base and seek lower cost suppliers to generate future operating profits.

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

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2017, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these deposits.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with its customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts is $0 at September 30, 2017 and $113,643 for 2016.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS-Continued

The Company wrote-off two uncollectable customer’s accounts in the amount of $1,115 and also wrote-off a note receivable in the amount of $29,983 during the current year. The note receivable had been issued in connection with the sale of an oil lease previously owned by the Company. During fiscal year 2016, the Company wrote-off two uncollectable customers’ accounts in the amount of $43,957 and increased the allowance for doubtful accounts by $100,000.

INVENTORY

The Company’s inventory consists of mine and rail inventory. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value. During the prior year, the Company had reclassified rail inventory in the amount of $300,000 from current to non-current, as it anticipated the inventory will not be sold in the subsequent year and recorded a $275,000 reserve for inventory obsolescence.

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

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS-Continued

At September 30, 2017, the Company has outstanding 50,000 warrants which were not included in the twelve months ended September 30, 2017 calculation of diluted net loss per share since their inclusion will be antidilutive. Similarly, at September 30, 2016, the Company had 150,000 warrants and 500,000 options which were also not included in the 2016 calculation of diluted net loss per share since their inclusion will be antidilutive. The 500,000 options had been issued to an officer and expired in the current year, the 150,000 warrants were issued to a sales agent of which 50,000 warrants remain exercisable as of September 30, 2017.

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2017 and 2016. The book value of those financial instruments that are classified as current assets or liabilities approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

BASIC NET INCOME (LOSS) PER COMMON SHARE-Continued

The following table summarizes securities unissued at each of the periods presented which were not included in the calculation of diluted net earnings per share in 2017 and 2016.

	2017	2016

Options and warrants issued as compensation	50,000	650,000

Total	50,000	650,000

RECENTLY ISSUED ACCOUNTING STANDARDS

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

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard require all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption permitted. We are currently evaluating the timing of adoption and the potential impact of this standard on our financial position, but we do not expect it to have a material impact on our results of operations.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consists of the following at September 30, 2017 and 2016:

	2017	2016

Delivery truck/trailer	$69,164	$69,164
Other warehouse equipment	38,144	38,144
Less- accumulated depreciation	(60,328)	(50,529)
	$46,980	$56,779

Depreciation expense of $9,799 and $9,796 were recognized during the years ended September 30, 2017 and 2016, respectively.

TX HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 – ACQUISITION

In November 2014, and with a view to diversifying our business, we acquired The Bag Rack, LLC. The acquired company had developed a new product, “The Bag Rack,” a device that enables bags with handles to be stored efficiently in a car preventing the bags from tipping over and causing spillage. Having experienced no sales to-date and no prospective of sales in the near future, the Company, in the current year, has written-off Bag Rack’s full inventory in the amount of $144,726

NOTE 4 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2017 and 2016:

	2017	2016

Deferred tax assets:
Net operating losses	$2,497,000	$2,339,000
Accrued expenses	155,000	170,000
Valuation allowance	(2,652,000)	(2,509,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2017 were approximately $8,110,000. The Company has total net operating losses available to the Company to offset future taxable income of approximately $7,334,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

	2017		2016
	Amount	Percent	Amount	Percent
Income tax expense at federal statutory rate	$(57.000)	(34%)	$(134,000)	(34%)

Change in estimate	(101,000)	-	-	-

Non-deductible expenses	15,000	-	(3,000)	(2%)

Increase in valuation allowance	143,000	34%	72,000	36%

Provision for income taxes, net	$-	-%	$-	-%

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - INCOME TAXES-Continued

The Company’s valuation allowance attributable to its deferred tax assets increased by $42,000 and $137,000 during the years ended September 30, 2017 and 2016.

The Company has tax net operating loss carry forwards totaling approximately $8,110,000, expiring in 2018 through 2036. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 5 - STOCKHOLDERS' DEFICIT

PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, no par value. As of September 30, 2017 and 2016, there were no preferred shares issued and outstanding.

COMMON STOCK

Of the 250,000,000 shares of common stock, no par value, authorized for issuance by the Company, 48,053,084 shares were issued and outstanding as of September 30, 2017 and 2016.

STOCK WARRANTS AND OPTIONS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, over a period of four years. The agent is entitled to receive 50,000 warrants every six months for an aggregate of 400,000 warrants. The issuance are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date issuable, the first tranche of 50,000 warrants were issuable effective July 1, 2012, and additional tranches of 50,000 were issuable every six months thereafter. As of September 30, 2017 there were 50,000 warrants issuable and exercisable and 350,000 warrants had expired. The warrants were not included in the calculation of diluted net earnings per share in 2017 and 2016 since their inclusion would be anti-dilutive.

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date of authorized by the Board of Directors, February 21, 2014. The options expired on March 31, 2017. The options were not included in the calculation of diluted earnings per share for the year ended September 30, 2017 or 2016 since their inclusion would be anti-dilutive.

The fair value of the equity based awards issued during the year ended September 30, 2016 was estimated using the Black-Scholes option pricing model. Expected volatility was based on the Company’s historical volatility for its common stock and adjusted to reflect the thinly traded nature of the market for its securities. The risk-free rate was determined using the U. S. Treasury yield in effect at the issuance date based on the term of the equity award. The expected life was based on the contractual term of the award. The Company has never declared or paid cash dividends and has no plans to do so in the foreseeable future.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 - STOCKHOLDERS' DEFICIT-Continued

STOCK WARRANTS AND OPTIONS-Continued

The following assumptions were utilized for awards issued during the years ended September 30, 2016. There were no stock options or warrants awarded during fiscal year 2017.

	September 30,	September 30,
	2017	2016

Expected life (in years)	–	2	to	3
Expected volatility	–		75%
Risk-free interest rate	–	0.39%	to	2%
Expected dividend rate	–		0

Following is a summary of outstanding stock warrants and options at September 30, 2017 and 2016 and activity during the years then ended:

	Number of	Exercise	Weighted
	Shares	Price	Average Price
Warrants/Options at September 30, 2015	700,000	$0.092-0.10	$0.095
New Issue	50,000	0.10	0.100
Forfeited	(100,000)	0.1	0.100
Warrants/Options at September 30, 2016	650,000	$0.092-0.10	$0.095
New Issue	0	-	-
Forfeited	(600,000)	0.092-0.10	0.093
Warrants/Options at September 30, 2017	50,000	$0.10	$0.100

A summary of outstanding warrants and options at September 30, 2017, follows:

	Number		Remaining
	of	Exercise	Life
Expiration Date	Shares	Price	(Years)
January 1, 2018	50,000	$0.10	0.25

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – LEGAL PROCEEDINGS

The Company is not a party to any material pending legal proceeding.

NOTE 7– RELATED PARTY TRANSACTIONS

ADVANCES FROM STOCKHOLDER AND OFFICER

As of September 30, 2017 and 2016, Mr. Shrewsbury had advanced an aggregate of $33,987 and $198,637, respectively, to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

PARK’S LEASE

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada”). Mr. Bobby S. Feller, a former director, is the owner of Masada and a member of the Company’s board. The Parks lease purchased from Masada covered 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%.On January 28, 2011, TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease. As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company agreed to relinquish an 8.5% working interest which it had in a different lease, pay the sum of $10,400 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest in the Parks lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by Park’s lease future production. On March 25, 2014, the storage building was sold for $18,000. The note receivable balance of $29,983 was written-off as of September 30, 2017, as the amount was deemed uncollectible.

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

For the year ended September 30, 2017 and 2016, interest expense of $125,988 and $129,167, respectively, in the accompanying statements of operations, relates to the Consolidated Note and the term loan arrangement. Interest on the Consolidated Note payable for the amount of $359,726 and $259,726 has been accrued as of September 30, 2017 and 2016, respectively.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 – RELATED PARTY TRANSACTIONS-Continued

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two year term starting October 1, 2012 and ending August 31, 2014.  The lease was subsequently extended for an additional two years and on September 1, 2016, the parties agreed to extend the lease for an additional 24 month period upon the same terms and conditions. As of September 30, 2017, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $60,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2017 and 2016, such trucking company was paid $57,773 and $51,078, respectively, for such trucking services, which were included in our cost of sales amount.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2017 and 2016 the amounts of such commission were $9,640 and $8,669, respectively, which are included in our commission expense amount.

ACCRUED OFFICER’S SALARY

As of September 30, 2017 and 2016, the Company had accrued and unpaid amounts of $416,179 and $460,410, respectively, due to Jose Fuentes, CFO as payment for past services, which are included in our accrued liabilities amount.

ADVANCES FROM STOCKHOLDER AND OFFICER

Included in the financial statements as of September 30, 2017 and 2016 are advances from stockholder and officer of $33,987 and $198,637, respectively.

	September	September
	2017	2016

Beginning Balance	$198,637	$124,637
Proceeds from Stockholder/Officer advances	111,150	187,200
Repayment of stockholder/officer advances	(275,800)	(113,200)
Ending Balance	$33,987	$198,637

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 8 - NON CASH INVESTING AND FINANCING ACTIVITIES

Following is an analysis of non-cash investing and financing activities during the years ended September 30, 2017 and 2016:

	2017	2016

Repayment of line of credit through issuance of bank term loan	$–	711,376

NOTE 9 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new loan agreement with the Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of September 30, 2017, the loan balance was $606,005.

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

An event of default under the loan will occur upon the occurrence of any of the following events:

●	the Company fails to make any payment when due under the loan;
●	the Company fails to comply with any term, obligation, covenant or condition in the loan documents or any other agreement between the bank and the Company:
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

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 10 – CONCENTRATION OF RISKS

Significant Customers

At September 30, 2017 and 2016, the Company had the following customer concentration:

			Percentage of
			Accounts Receivable
	Percentage of Sales (1)		trade, net
	September 30,	September 30,	September 30,	September 30,
	2017	2016	2017	2016

Customer A	30	9	52	*

Customer B	11	23	*	22

Customer C	7	7	*	17

Customer D	6	13	10	29

Customer E	*	*	17	*

Customer F	*	11	*	20

Customer G	*	13	*	*

Customer H	*	*	*	6

*Represent less than 5%

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

The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles in the United States of America. The Company’s internal controls over financial reporting include those policies and procedures that:

●	pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●	provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with U.S. generally accepted accounting principles;
●	provide reasonable assurance that receipts and expenditures of the Company are being made only in accordance with authorization of management and directors of the Company ; and
●

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of September 30, 2017, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our current executive officers and directors:

Name	Age	Title
William L. Shrewsbury	73	Chairman of the Board, Chief Executive Officer, and Director
Jose Fuentes	70	Chief Financial Officer and Director
Martin Lipper	83	Director

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

Martin Lipper, Director. Mr. Lipper became a director on December 24, 2007. Mr. Lipper was a former Managing Director of Greenstone Holdings Group LLC from 2010 to 2017. From November 2006 to March 2009, Mr. Lipper served as Senior Vice President and Research Director of Baron Group U.S.A. Mr. Lipper also serves as a director of Polydex Pharmaceutical, Inc., a publicly traded chemical manufacturing company for the drug industry. Mr. Lipper began his career on Wall Street as a securities analyst. He joined the Bank of New York and was the senior bank insurance and finance analyst. Subsequently, he became co-director of research at Eastman Dillon Union Securities and later Purcell Graham. In 1973, Mr. Lipper became V.P. and treasurer of APF Electronics. Mr. Lipper is a Korean War Veteran who graduated from N.Y.U. in 1958 with a Bachelor of Science degree in Finance and Economics.

Jose Fuentes, Chief Financial Officer and Director. Mr. Fuentes has been Chief Financial Officer since May 12, 2008, adirector of the Company since October 1, 2017. Commencing in 2006 and through 2007, Mr. Fuentes was our VP of Finance. Mr. Fuentes has over thirty-five years of financial related experience including the energy sector. The majority of his early career, after leaving public accounting, was spent at Atlantic Richfield Co., where he held several progressively responsible financial roles including his most recent position as Vice President of Finance, Planning and Control for Arco Indonesia. From there, Mr. Fuentes served as Vice President of Finance and CFO at PJM Interconnection, LLC. Mr. Fuentes received a Bachelor of Science degree in accounting from Saint John’s University in New York and is a Certified Public Accountant.

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

The Board of Directors

The board oversees our business affairs and monitors the performance of management. During the year ended September 30, 2017, the board held no board meeting.

Stockholders wishing to communicate with any non-employee director may do so by writing to our Chief Executive Officer, TX Holdings, Inc., PO Box 1425, Ashland Kentucky 41102. Our CEO will forward the communication as directed by the stockholder.

Independence of Directors

Our shares of common stock are quoted on the OTC Markets Group, Inc.’s Pink marketplace. As such we are not subject to certain corporate governance requirements applicable to companies listed on a national securities exchange. For purposes of determining the “independence” of our directors, we have adopted the definition in the NYSE American Company Guide. We have determined that we have one director that is “independent” within the meaning set forth in the NYSE American’s Company Guide. Mr. Shrewsbury is our CEO and Chairman. For a company of our size and management resources, we believe that the CEO is in the best position to focus the independent directors’ attention on the issues of greatest importance to the Company and its stockholders and we believe that splitting the roles of CEO and Chairman may have the consequence of making our management and governance processes less effective than they are today through duplication of the lines of accountability and responsibility for matters. Periodically, our board of directors intends to review such policy.

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

Based solely upon our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act, we believe that except as set forth below, all such forms required to be filed were timely filed by our executive officers, directors, and security holders required to file the forms during the fiscal year ended September 30, 2017.

On June 18, 2015, Mr. Shrewsbury filed a Form 4 that was not filed timely to report an aggregate of four transactions not previously reported. On October 10, 2015, Mr. Shrewsbury filed a Form 4 that was not filed timely to report an aggregate of six transactions not previously reported. All of such reported transactions in our shares would have been eligible for deferred reporting by Mr. Shrewsbury on Form 5 in accordance with Section 16(a) and the rules promulgated thereunder. Mr. Bobby Fellers (Board Member- Resigned October 1, 2017) has not filed an initial report on Form 3 and has not filed a Form 4 or Form 5 to report one transaction

Code of Ethics

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

ITEM 11.         EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and one former “named executive officer” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($) (2)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (3)	Total ($)

William L. Shrewsbury	2016	$60,000	--	--	$14,971	_	--	$24,000	$98,971
CEO and Chairman	2017	–	--	--	--	--	--	$24,000	$24,000

Jose Fuentes	2016	104,000	--	--	--	--	--	--	104,000
Chief Financial Officer	2017	104,000	--	--	--	--	--	--	104,000

(1)

Represents salaries paid during the years ended September 30, 2017, and 2016. In May 2013, Mr. Shrewsbury commenced receiving a monthly salary of $5,000. Mr. Shrewsbury elected not to receive salary in 2017. Mr. Fuentes receives an annual salary of $104,000.

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

Outstanding Equity Awards at Fiscal Year-End

There were no Outstanding Equity Awards at fiscal year-end September 30, 2017

Name	Option Awards
	Number of securities underlying unexercised options		Equity Incentive Plan Awards: Number of Securities Underlying Unexercised
	Exercisable	Unexercisable	Unearned Options	Option Exercise Price	Option Expiration Date
	–	–	–	–	–

Director Compensation

The following table sets forth the compensation paid to our directors who are not also named executive officers during the years ended December 31, 2017, and 2016.

DIRECTOR COMPENSATION

		Fees Earned
		or	Options	All Other
		Paid in Cash	Awards	Compensation	Total
Name and Position	Year	$	$	$	$

Bobby S. Fellers	2016	0	0	0	0
	2017	0	0	0	0

Martin Lipper	2016	31,500	0	0	31,500
	2017	7,500	0	0	7,500

During fiscal 2017, we paid aggregate compensation of $7,500 to Mr. Lipper ($31,500 for 2016), for attending quarterly meetings at the Company’s principal offices related to its business and operations and, on behalf of the board of directors, for oversight of the appointment, compensation, and work of the Company’s independent registered public accountant. Mr. Bobby Fellers resigned from the Board on October 1, 2017.

ITEM 12.          SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 15, 2017, beneficial ownership of our common stock by: (i) each person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and our named executive officers, and (iii) all of our directors and named executive officers as a group. As of December 15, 2017, 48,053,084 shares of our common stock were issued and outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Beneficially Owned

William L. Shrewsbury
Chairman, CEO and director	10,537,651		21.93%

Jose Fuentes
Chief Financial Officer	500,000		1.04%

Martin Lipper
Director	561,666	(2)	1.17%

All executive officers and directors as a group (4 persons)	11,599,317	(2)	24.14%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by “voting power” and/or “investment power” with respect to securities. Unless otherwise noted, all shares of our common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options, warrants or convertible securities held by such person or entity that are exercisable or convertible within 60 days from the date hereof have been exercised or converted as the case may be. All addresses, except as noted, are c/o TX Holdings, Inc., 12080 Virginia Boulevard, Ashland, Kentucky  41102.

(2)	Includes 175,000 shares owned beneficially and of record by Mr. Lipper’s spouse.

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

An event of default under the loan will occur upon the occurrence of any of the following events:

●	we fail to make any payment when due under the loan;
●	we fail to comply with any term, obligation, covenant or condition in the loan documents or any other agreement between the bank and the Company:
●

we default under any loan, extension of credit, security agreement, purchase or sales agreement or other agreement with any creditor that materially affects the Company’s property or its ability to repay the loan or perform its obligation under the loan note or related documents;

●	a warranty, representation or statement we made to the bank under the loan document is or becomes materially false or misleading;
●

the dissolution or termination of our existence, our insolvency, the appointment of a receiver for any part of our property, any assignment for the benefit of creditors, any type of creditor workout, or the commencement of any proceeding under any bankruptcy or insolvency laws by or against us;

●	the commencement of foreclosure or forfeiture proceedings by any creditor of ours or any governmental agency against any collateral securing the loan;
●	any of the preceding events occurs with respect to any loan guarantor;
●	a 25% or more change in the ownership of our common stock;
●	a material adverse change in our financial condition, or the bank believes the prospect of payment or performance of the loan is impaired ; or
●	the bank in good faith believes itself insecure.

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

Loans and Advances from our CEO

Loans – Consolidated Note

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

Principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance purchased by the Company on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of September 30, 2017 interest accrued under the Consolidated Note was $359,726.

An event of default will occur under the Consolidated Note upon:

●	the Company’s failure to pay when due any principal or interest under the Consolidated Note;
●	the violation by the Company of any covenant or agreement contained in the Consolidated Note, the Exchange Agreement or related transaction documents;
●	an assignment for the benefit of creditors by the Company;
●	the application for the appointment of a receiver or liquidator for the Company or for property of the Company;
●	the filing of a petition in bankruptcy by or against the Company;
●	the issuance of an attachment or the entry of a judgment against the Company in excess of $250,000;
●	a default by the Company with respect to any other indebtedness or with respect to any installment debt whether or not owing to Mr. Shrewsbury;
●	the sale of all or substantially all of the Company’s assets or a transfer of more than 51% of the Company’s equity interests to a person not currently a holder of equity interests of the Company;
●	the termination of existence or the dissolution of the Company;
●	the death of Mr. Shrewsbury; or the failure to pay when due any premium under the key man policy required to be purchased on the life of Mr. Shrewsbury under the Exchange Agreement.

In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options were exercisable commencing April 1, 2014, and for a period of three years thereafter. The options were exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets. The options expired on March 31, 2017.

Advances

As of September 30, 2017, Mr. Shrewsbury had advanced an aggregate of $33,987 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2017, the Company also has a payable of $60,000 to Mr. Shrewsbury for warehouse storage rental.

Mr. Shrewsbury has agreed that the Consolidated Note and advances and other claims due from the Company to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

Lease Agreement

On November 2012, the Company entered into a lease agreement with Mr. Shrewsbury and Mrs. Shrewsbury, Mr. Shrewsbury’s wife, pursuant to which they agreed to lease to the Company certain office space and certain warehouse space and land to store the Company’s inventory. The lease commenced on October 1, 2012 had a two year term and the option to extend the lease on the same terms for up to an additional 24 months upon written notice at least 30 days prior to the end of the lease. On September 1, 2014, the parties agreed to extend the lease for an additional two years and on September 1, 2016 the lease was again extended for an additional two years to August 31, 2018. The lease rental is $2,000 per month payable on the first of each month. As of September 30, 2017, the Company had accrued and unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $60,000. Accordingly, our lease with Mr. and Mrs. Shrewsbury may be deemed to be in default. As of the date of this report, we have not received a notice of termination of the lease

Freight Charges

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2017 and 2016, such trucking company was paid $57,773 and $51,078, respectively, for such trucking services. Management believes that the freight charges of such trucking company are at or below market rates for such services.

Commission Charges

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2017 and 2016 the amounts of such commission were $9,640 and $8.669, respectively.

Accrued Officer’s salary

As of September 30, 2017, the Company had an accrued and unpaid amount of $416,179 due to Jose Fuentes, CFO as payment for past services, which are included in our accrued liabilities amount. Payment of the accrued salary is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $450,000 that has been purchased by the Company on the life of Mr. Fuentes.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Turner, Stone & Company, L.L.P., for each of the last two fiscal years.

ACCOUNTING FEES AND SERVICES	2017	2016

Audit fees	$40,611	$40,441
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$40,611	$40,441

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

All other Fees

All other fees represent the aggregate fees billed for products and services reported in the other categories. There were no such fees in either fiscal 2017 or fiscal 2016.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Turner Stone was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.     EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report commencing on page 27:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at September 30, 2017 and 2016

Consolidated Statements of Operations for the years ended September 30, 2017 and 2016

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended September 30, 2017 and 2016

Consolidated Statements of Cash Flows for the years ended September 30, 2017 and 2016

(b)	Exhibits

The following exhibits are filed or “furnished” herewith.

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed/ “Furnished” Herewith

3.1	Articles of Incorporation.	10-K	12/3/13

3.2	Articles of Amendment to Articles of Incorporation, dated January 17, 2003.	10-K	12/29/15

3.3	Articles of Amendment to Articles of Incorporation, dated July 25, 2005.	10-Q	05/03/2013

3.4	Articles of Amendment to Articles of Incorporation, dated December 24, 2007.	10-Q	05/03/2013

4.1	Form of Common Stock Certificate.	10-K	12/3/13

10.1	Lease Agreement, dated November 19, 2012, by and among registrant and William Shrewsbury and Peggy Shrewsbury.	10-Q	05/03/2013

10.2	Business Loan Agreement and Exhibits, dated August 26, 2014, by and between registrant and Home Federal Savings and Loan Association.	10-Q	04/30/15

10.3	Warehouse Lease Extension, dated September 1, 2014, by and among the Company and William L. Shrewsbury and Peggy Shrewsbury.	10-K	11/18/14

10.4	Consolidated Secured Promissory Note, dated February 25, 2014, issued to William L. Shrewsbury.	8-K	2/28/14

10.5	Non-Qualified Stock Option Agreement, dated February 25, 2014, issued to William L. Shrewsbury.	8-K	2/28/14

10.6	Business Loan Agreement and Exhibits, dated December 3, 2015, by and between registrant and Town Square Bank	10-K	12/29/15

10.7	Warehouse Lease Extension, dated September 1, 2016,by and among registrant and William Shrewsbury and Peggy Shrewsbury	10-K	12/16/16

10.8	Amended and Restated Bylaws			X

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officer.	10-K	12/29/15

21	List of Subsidiaries.	10-K	12/29/15

24.1	Power of Attorney - included on signature page.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)	X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)	X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)	X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)	X

101.INS	XBRL Instance Document **	X

101.SCH	XBRL Taxonomy Extension Schema Document **	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **	X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **	X

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

TX HOLDINGS, INC.

Dated: December 15, 2017	By:	/s/ William L. Shrewsbury
William L. Shrewsbury
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Shrewsbury and Jose Fuentes, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended September 30, 2017, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Shrewsbury William L. Shrewsbury	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 15, 2017

/s/ Jose Fuentes Jose Fuentes	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 15, 2017
/s/ Martin Lipper Martin Lipper	Director	December 15, 2017