Form 10-Q
period 2017-12-31
TX Holdings, Inc.
filed 2018-01-31
CIK 1133798

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2017

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐	Smaller reporting company ☒
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

On January31, 2018, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10-Q

FOR QUARTERLY PERIOD ENDED DECEMBR 31, 2017

TABLE OF CONTENTS

Forward-Looking Statements

PART I FINANCIAL INFORMATION

PART II OTHER INFORMATION

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

●	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
●	statements about expected future sales trends for our products;
●	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
●	other statements about our plans, objectives, expectations and intentions; and
●	factors that are described in the Risk Factor section of our Annual Report on Form 10-K for the year ended September 30, 2017, and this report.

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

Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, expressly state that the safe harbor for forwarding looking statements does not apply to companies that issue “penny stocks.” Because we may from time to time be considered an issuer of penny stock, the safe harbor for forward looking statements under such statutory provisions may not be applicable to us at certain times.

We obtained certain statistical data, market data and other industry data and forecasts used in this Form 10-Q from publicly available information. While we believe that such data is reliable, we have not independently verified the data, and we do not make any representation as to the accuracy of the information.

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements
TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
December 31, 2017 and September 30, 2017
	Unaudited
	December 31,	September 30,
	2017	2017
ASSETS
Current assets:
Cash and cash equivalents	$9,547	$40,345
Accounts receivable, net of allowance for doubtful accounts of $0 allowance at December 31, 2017 and September 30, 2017	629,159	458,203
Inventory	1,730,927	1,690,350
Commission advances	15,545	22,648
Other current assets	41,920	2,886
Total current assets	2,427,098	2,214,432

Property and equipment, net	45,188	46,980
Other	-	500
Total Assets	$2,472,286	$2,261,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$908,197	$654,773
Accrued liabilities	515,772	548,218
Accrued interest to officer	384,931	359,726
Advances from officer	44,487	33,987
Bank-Term Loan-current portion	83,600	83,600
Total current liabilities	1,936,987	1,680,304

Bank-term-loan, less current portion	507,617	522,405
Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,444,604	4,202,709

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at December 31, 2017 and September 30, 2017	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,587,457)	(15,555,936)
Total stockholders' deficit	(1,972,318)	(1,940,797)
Total Liabilities and Stockholders' Deficit	$2,472,286	$2,261,912

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2017 and 2016
	(Unaudited)
	December 31,	December 31,
	2017	2016

Revenue	$999,476	$496,916

Cost of goods sold	(859,454)	(396,812)

Gross profit	140,022	100,104

Operating expenses, except items shown separately below	91,218	97,943
Commission expense	41,602	23,517
Professional fees	11,500	4,067
Bad debt expense	-	905
Depreciation expense	1,792	2,449
Total operating expenses	146,112	128,881

Loss from operations	(6,090)	(28,777)

Other income and (expense):
Other income	6,476	-
Interest expense	(31,907)	(31,880)

Total other income and (expense), net	(25,431)	(31,880)

Net loss	$(31,521)	$(60,657)

Net loss per common share
Basic	$0.00	$0.00

Weighted average of common shares outstanding-
Basic	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended December 31, 2017 (UNAUDITED)

					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2017	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,555,936)	$(1,940,797)

Net loss	-	-	-	-	-	(31,521)	(31,521)

Balance at December 31, 2017	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,587,457)	$(1,972,318)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Three Months Ended December 31, 2017 and 2016
	(Unaudited)
	December 31,	December 31,
	2017	2016
Cash flows provided/(used) in operating activities:
Net loss	$(31,521)	$(60,657)
Adjustments to reconcile loss to net cash provided/(used) in operating activities:
Depreciation expense	1,792	2,449
Bad debt expense	-	905
Changes in operating assets and liabilities:
Accounts receivable, net	(170,956)	(138,690)
Inventory	(40,577)	8,245
Commission advances	7,103	12,086
Other current assets	(39,034)	136
Other assets	500	-
Accrued liabilities	(13,241)	(1,581)
Accounts payable	253,424	235,038
Stockholder/officers advances for operations	6,000	6,000
Net cash provided/(used) in operating activities	(26,510)	63,931

Cash flows provided (used) in investing activities:
Notes receivable	-	-
Purchase of equipment	-	-
Net cash used in investing activities	-	-

Cash flows provided/(used) in financing activities:
Repayment of bank term loan	(14,788)	(14,938)
Proceeds from officer advances	78,000	7,000
Repayment of officer advances	(67,500)	(56,800)
Net cash used in financing activities	(4,288)	(64,738)

Decrease in cash and cash equivalents	(30,798)	(807)
Cash and cash equivalents at beginning of period	40,345	3,062

Cash and cash equivalents at end of period	$9,547	$2,255

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$7,701	$31,844

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and footnotes of TX Holdings, Inc., and its subsidiaries (the “Company,” “we,” “our,” or “us”),), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The balance sheet as of September 30, 2017, included herein was derived from audited consolidated financial statements as of that date, but does not include all disclosures including notes required by GAAP.

These interim consolidated financial statements should be read in conjunction with the audited consolidated financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2017. The accompanying unaudited consolidated financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2018.

Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments management make about the carrying values of the Company assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, contingent liabilities, fair value of share-based awards, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

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

The Bag Rack is a unique device that enables bags with handles to be stored in the trunk of a car preventing the bags from tipping over and causing spillage. The Company has not generated any revenue from the sale of the new product and wrote-off all the Bag Rack inventories as of September 30, 2017. See Note 2.

The Company was incorporated in the State of Georgia on May 15, 2000.

Revenue Recognition

The Company recognizes revenue from direct sales of our products to our customers, including shipping fees. Revenue is recognized when title passes to the customer (usually upon shipment or delivery, depending upon the terms of the sales order) when persuasive evidence of an arrangement exists; when sales amounts are fixed or determinable; and when collectability is reasonably assured. The Company expenses shipping and handling costs as incurred which are included in cost of goods sold on the consolidated statements of operations. See Note 6.

Going Concern Considerations

The unaudited consolidated financial statements included in this report have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2017, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Since its acquisition, The Bag Rack has not generated any revenue and reported cumulative losses of $172,523. Due to The Bag Rack poor performance, the Company on September 30, 2017, elected to write-off The Bag Rack’s inventories and subsequently, in the current period, wrote-off the $500 investment.

NOTE 3 – STOCKHOLDERS’ DEFICIT

Potentially Dilutive Options and Warrants

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin was expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become immediately exercisable, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of December 31, 2017, an aggregate of 50,000 warrants were issuable to Mr. Chafin, and 350,000 of the previously issuable warrants have expired under the terms of the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date authorized by the Board of Directors, February 21, 2014. The options expired on March 31, 2017.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Stockholder and Officer

As of December 31, 2017, and September 30, 2017, Mr. Shrewsbury had outstanding advances owed from the Company of $44,487 and $33,987, respectively. The advances bear no interest and are due on demand.

Notes Payable to Officer

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of indebtedness due to Mr. Shrewsbury, including principal due under a Revolving Demand Note (“Revolving Note”) in the amount of $1,062,000 and accrued but unpaid interest as of January 31, 2014 of $168,905; principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest as of January 31, 2014 of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange a Consolidated Secured Promissory Note (“Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man life insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by disinterested members of the Board of Directors of the Company. As of December 31, 2017 the Company has recorded $384,931 accrued interest on the note.

Lease Agreement with Stockholder and Officer

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two-year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the lease was extended for an additional two years and on September 1, 2016, further extended for an additional two years. The lease rental is $2,000 per month payable the first of each month. As of December 31, 2017, since the beginning of the lease, the Company has made lease payments in the amount of $84,000 and has an outstanding payable, reported under accrued liabilities, to Mr. Shrewsbury of $66,000.

Freight Charges Paid to Company Controlled by Officer and Stockholder

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months ended December 31, 2017, and 2016, such trucking company was paid $18,953 and $8,847, respectively, for these trucking services. The freight charges are reported under cost of sales.

Commissions Paid to Company Controlled by Officer and Stockholder

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended December 31, 2017 and 2016, the Company paid commissions of $3,631 and $1,312 respectively. The delivery cost are reflected under cost of sales in our financial statements.

NOTE 5 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank and, on August 26, 2014, increased the line of credit to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2017, the loan balance was $591,217.

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

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENT

In May 2014, the FASB issued ASU No. 2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. This standard permits early adoption, but not before December 15, 2016, and permits the use of either a retrospective or cumulative effect transition method. We evaluated the potential impact of this standard on our financial position and results of operations, as well as our selected transition method. Based on our evaluation, we concluded the new standard does not have a material impact on our financial position and results of operations, as we do not expect to change the manner or timing of recognizing revenue on a majority of our revenue transactions. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report Form 10-K for the year ended September 30, 2017, contained an explanatory paragraph in which they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in the Risk Factors section in our Form 10-K for the year ended September 30, 2017, and in this report.

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

Recent Developments in U.S. Coal Industry

Due to declining U.S. coal production and bankruptcies and restructurings among certain U.S. coal companies, we experienced a reduction in demand for our mining and rail products during fiscal 2015 and 2016 and the first quarter of fiscal 2017. The demand for, and production of, coal has been adversely affected by several factors, including increased environmental regulation in the U.S., declining coal consumption in the electric power sector, increased competition from natural gas, and a strong U.S. dollar. Commencing in the second fiscal quarter of 2017, demand for our products increased due to U.S. coal production, as discussed below, following a period of production decline.

The U.S. Energy Information Administration (EIA) has reported in its Short-Term Energy Outlook (STEO) released January, 2018 that U.S. coal production increased by 45 million short tons (MMst) (6%) in 2017 to 773 MMst as demand for U.S. coal exports increased. In 2018 U.S. coal production is expected to decrease by 14 MMst (2%). In 2019, coal production is expected to decline by 18MMst (2%).

The EIA reported in its STEO for January 2018 that coal consumption in the electric power sector is estimated to have declined by 12 MMst (2%) in 2017 as several coal power plants retired. Consumption in the electric power sector is forecast to decrease by 10 MMst (1%) in 2018 and by 27 MMst (4%) in 2019. The decrease in power sector consumption reflects lower natural gas prices and coal power plant retirements.

Coal exports through the first 10 months of 2017 were 70% higher than in the same period in 2016, and the 78 MMst exported through October is 18 MMst (29%) more than coal exports for all of 2016. EIA estimates total coal exports for 2017 were 95 MMst, with steam coal exports at 41 MMst. EIA expects that metallurgical coal exports will be more than 50 MMst in both 2018 and 2019, but steam exports will decline by 34% in 2018 and by 15% in 2019. Total coal exports are expected to be 80 MMst in 2018 and 75 MMst in 2019.

Total U.S. imports are estimated to have been 8 MMst in 2017 and are forecast to be 9 MMst in both 2018 and 2019.

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

Continued or renewed distress in the U.S. coal mining industry will materially affect the demand for our products.

The EIA estimates the delivered coal price averaged $2.10 per million British thermal units (MMBtu) in 2017, which was 1 cent/MMBtu lower than the 2016 price. Coal prices are forecast to increase to $2.21/MMBtu in 2018 and to remain at that level in 2019.

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

Results of Operations

Revenues for the first fiscal quarter of 2018 were $999,476 as compared to $496,916 for the same period in 2017, an increase of approximately 101.1%.

Gross profit during the first fiscal quarter of 2018 was $140,022 compared to $100,104 during the same period in 2017. Gross profit in the current quarter increased by 39.9% when compared to the same period in fiscal 2017.

As a percentage of revenue, gross profit decreased to 14% during the first quarter of fiscal 2018 from 20.1% during the first quarter of fiscal 2017.

During the first fiscal quarter of 2018, we had a net loss of $31,521 as compared to a net loss of $60,657 for the same period in fiscal 2017.

Liquidity and Capital Resources

At December 31, 2017, cash and cash equivalents were $9,547 compared to $40,345 at September 30, 2017.

Net cash used in operating activities was $26,510 during the three months ended December 31, 2017. Net cash provided in operating activities during the same three-month period in 2016 was $63,931.

There was no cash flow from investing activities for either of the three-month period ended December 31, 2017, or 2016.

During the three months ended December 31, 2017, net cash used by financing activities was $4,288 due to a repayment of $14,788 on our bank term loan and net cash proceeds from our CEO, William Shrewsbury in the amount of $10,500.

Mr. William Shrewsbury, our Chairman and CEO, is providing financing to us in the form of a Consolidated Secured Promissory Note of $2,000,000 (“Consolidated Note”) and periodic advances. The principal and interest under the Consolidated Note is due February 24, 2024.The principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. The Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of December 31, 2017, Mr. Shrewsbury had also provided non-interest-bearing advances to us of $44,487.

In November 2012, we obtained a bank line of credit of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and accounts receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2017, the loan balance was $591,217.

RESULTS OF OPERATIONS

Results of Operations – For the three months ended December 31, 2017, versus the three months ended December 31, 2016

Revenues from Operations

Revenues for the first quarter of fiscal 2018, were $999,476 as compared to $496,916 for the same period in fiscal 2017, an increase of $502,560 or 101.1%. The increase in revenues is attributable to higher sales during the current period due to increased or renewed operations at previously downsized or shut-down coal mines as the coal industry experiences increased demand, a more favorable regulatory environment, and due to relatively higher natural gas prices.

Cost of Goods Sold

During the quarter ended December 31, 2017, our cost of goods sold was $859,454 as compared to cost of goods sold of $396,812 for the quarter ended December 31, 2016, an increase of $462,642 or 116.6%. The higher cost of goods sold resulted from an increase in sales during the current period. As a percentage of sales, cost of goods sold increased from 79.9% in 2016 to 86.0% during the current period. The approximately 6.1% increase is the direct result of higher sales of a product mix with relatively higher unit cost during the current quarter.

Gross Profit

Gross profit for the period ended December 31, 2017, decreased as a percentage of revenue to 14.00% from 20.1% for the same period of the prior fiscal year. The decrease in gross profit resulted from an unfavorable mix of higher cost rail related products with lower margins sold during the current quarter.

Operating Expenses

Operating expenses for the three months ended December 31, 2017 were $146,112 as compared to $128,881 for the three months ended December 31, 2016, an increase of $17,231 or 13.4%. As a percentage of revenues, operating expenses decreased from 25.9% in 2017 to 14.6% in 2018. The decrease is attributable to the impact of certain fixed operating expenses while generating higher revenue during the first fiscal quarter of 2018.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative three-month periods.

	Three Months Ended
	12/31/2017	12/31/2016	$ Change	%Change
Operating Expense

Commission expense	$41,602	$23,517	$18,085	76.9
Professional fees	11,500	4,067	$7,433	182.8
Bad debt expense	0	905	(905)	(100.0)
Depreciation expense	1,792	2,449	$(657)	(26.8)
Other operating expense	91,218	97,943	$(6,725)	(6.9)
Total	$146,112	$128,881	$17,231	13.4

Commission expense for the three months ended December 31, 2017, was $41,602 compared to $23,517 for the same period in 2016, an increase of $18,805 or 76.9%. The higher commission expense is a direct result of the 101.1% increase in sales during the current period.

Professional fees increased $7,433 or 182.8% during the three months ended December 31, 2017 as compared to the same period in 2016. The increase in expense can be attributed to higher legal expenses related to SEC compliance and other related matters.

Depreciation expense as of December 31, 2017, was $1,792 and $657 lower than the same period the prior year. The lower depreciation is the result of shipping related equipment becoming fully depreciated.

There was zero bad debt expense for the three-month period ended December 31, 2017 as compared to $905 expense for the same period in 2016.

During the three months ended December 31, 2017, other operating expenses of $91,218 decreased by $6,725 or 6.9% from $97,943 for the same period in 2016. The lower other operating expenses resulted primarily from lower payroll related expenses of $14,281. The lower expenses were partially offset by higher truck repair expense of $3,369 and higher operating supplies of $4,489.

Income/(loss) from operations

Loss from operations for the quarter ended December 31, 2017 was $6,090 compared to loss from operations of $28,777 during the same period in 2016.When compared to the loss for the same period in the prior year, the loss reduction in the current period is the direct result of increased sales of rail products partially offset by higher operating expenses.

Other income and (expense)

Other income and expense for the three months ended December 31, 2017, reflected a net expense of $25,431 as compared to net expense of $31,880 for the quarter ended December 31, 2016. A $6,476 recorded gain from the sale of scrap material related to the shut-down of the Bag Rack business account for the lower expense in the current period.

Net income (loss)

For the quarter ended December 31, 2017, we had a net loss of $31,521 compared to a net loss of $60,657 for the quarter ended December 31, 2016. The loss reduction of $29,136 in the current period resulted from higher sales due to higher increased demand partially offset by higher operating expenses.

Net income (loss) per common share

The net loss of $31,521 for the quarter ended December 31, 2017, as well as the net loss of $60,657 for the quarter ended December 31, 2016, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income and loss per share of less than $0.01 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Three Months Ended
Liquidity and capital resources	12/31/2017	12/31/2016
Net cash provided /(used) in operating activities	$(26,510)	$63,931
Net cash used in investing activities	-	-
Net cash used in financing activities	(4,288)	(64,738)
Net decrease in cash equivalents	$(30,798)	$(807)

At December 31, 2017, we had cash and cash equivalents of $9,547 as compared to $40,345 at September 30, 2017, a decrease of $30,798 or 76.3%.

Cash Flows Provided/(Used) in Operating Activities

Net cash used in operating activities for the three months ended December 31, 2017, was $26,510 compared to cash provided in operations of $63,931 in 2016, a decrease of $90,441.

During the three months ended December 31, 2017, we had a net loss of $31,521 as compared to a net loss of $60,567 for the same period during the prior year.

In the current three-month period, the Company had non-cash expenses for depreciation of $1,792 and zero bad debt expense.

An increase in accounts payable of $253,424 was partially offset by increases in accounts receivable of $170,956 and inventory of $40,577. Other current assets, due to an advance to a vendor, increased by $39,034 while commission advances decreased by $7,103.

Cash Flows Provided/(Used) in Investing Activities

There was no cash flow used in investing activities for the period ended December 31, 2017 or 2016.

Cash Flows Provided/(Used) in Financing Activities

During the three months ended December 31, 2017, cash used in financing activities was $4,288 compared to cash used by financing activities of $64,738 during the same period in 2016. During the current three-month period, the Company made payment on its term loan of $14,788, and received net advances from our CEO of $10,500.

In November 2012, we obtained a $250,000 line of credit from a bank and, on August 26, 2014, increased the line of credit to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, we entered into a new fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2017, the loan balance was $591,217. The current rate of interest under the loan is 4.25% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

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

During the three months ended December 31, 2017, we received advances of $78,000 and repaid $67,500 cash advances from Mr. Shrewsbury, bringing the total outstanding advance balance to $44,487. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

As of December 31, 2017, the Company had recorded an unpaid accrued liability in the amount of $416,579 due to Jose Fuentes, CFO, as payment for past services.

Financial Condition and Going Concern Uncertainties

Since inception, except for each of the six consecutive quarters ended June 30, 2014, the first quarter of fiscal 2016 and during the third fiscal quarter in 2017, we have not generated sufficient cash to fund our operations and have incurred operating losses. Currently, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan guaranteed by Mr. Shrewsbury to finance its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which are dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our future operations.

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2017, contained an explanatory paragraph in which our auditors expressed an opinion that there is a substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of December 31, 2017, we had cash and cash equivalents of $9,547 as compared to $40,345 as of September 30, 2017.

Our accounts receivable was $629,159 as of December 31, 2017, as compared to $458,203 as of September 30, 2017, an increase of $170,956 or 37.3%. The higher December 31, 2017 receivable balance is the direct result of a 101.1% increase in the current period sales as compared to 2016.

Inventory was $1,730,927 as of December 31, 2017, as compared to $1,690,350 as of September 30, 2017, an increase of $40,577 or 2.4%. The inventory increase can be directly attributed to an increase in sales demand for rail related products during the current fiscal quarter.

Accounts payable for the three months ended December 31, 2017, was $908,157 as compared to $654,773 as of September 30, 2016, an increase of $253,424 or 38.7%. The increase in accounts payable resulted primarily from current quarter inventory purchases to address the higher sales demand.

During the three months ended December 31, 2017, our accumulated deficit increased from $15,555,936 to $15,587,457, an increase of $31,521 due to the reported net loss during the three months ended December 31, 2017.

During the three months ended December 31, 2017, the Company’s net loss was $31,521 compared to a net loss of $60,657 for the comparable period in 2016. The net loss reduction can be directly attributed to higher sales of our rail and mining related products. Higher operating expenses during the current three month period of $17,231 partially offset the loss reduction variance generated by the higher sales.

Currently, in addition to product purchases for resale, we are spending approximately $40,000-$60,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, loans and advances provided by Mr. Shrewsbury, and the loan provided by the bank to be sufficient to fund the Company’s operations during the next 12 months.

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

On December 3, 2015, we obtained a new term loan from Town Square Bank of $711,376. We used proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2017, the loan balance was $591,217.

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

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man life insurance purchased by us on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of December 31, 2017, accrued interest on the note was $384,931.

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

As of December 31, 2017, Mr. Shrewsbury had advanced an aggregate of $44,487 to the Company. The advances do not bear interest and are repayable upon demand. As of December 31, 2017, the Company also has a payable of $66,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations as of December 31, 2017 and September 30, 2017.

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

As of December 31, 2017, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $44,487. We have outstanding accounts payable of $908,197 and other accrued liabilities of $900,703, including $406,179 due to our CFO, Jose Fuentes, for services. Also, the Company owes $591,217 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns. The Company also has a $66,000 payable, for warehouse lease rental, due to Mr. Shrewsbury.

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

We had a net loss of $31,521 for the three months ended December 31, 2017 and a net loss of $60,657 for the same period in 2016. At December 31, 2017 and September 30, 2017, we had accumulated deficits of $15,587,457 and $15,555,936, respectively. We may need to obtain additional financing to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past, we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

ITEM 2.           UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate 400,000 common stock purchase warrant to a sales agent. The warrants were issuable over a four-year period in equal tranches of 50,000. On each of July 1, 2012, January 1, 2013, July 1, 2013, January 1, 2014, and July 1, 2014, January 1, 2015, July 1, 2015 and, January 1, 2016, 50,000 warrants were issuable to the sales agent. The warrants are exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or the sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. As of December 31, 2017, 350,000 warrants have expired and 50,000 warrants remain issuable. The warrants are issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder.

ITEM 3.           DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.           MINE SAFETY DISCLOSURES

None.

ITEM 5.           OTHER INFORMATION

None.

ITEM 6.           EXHIBITS

The following exhibits are filed or “furnished” herewith:

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed/ “Furnished” Herewith

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

101.INS	XBRL Instance Document **			X

101.SCH	XBRL Taxonomy Extension Schema Document **			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **			X

**

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury William L. Shrewsbury Chief Executive Officer (Principal Executive Officer) Dated: January 31, 2018	By:	/s/ Jose Fuentes Jose Fuentes Chief Financial Officer (Principal Financial and Accounting Officer) Dated: January 31, 2018