Form 10-Q
period 2018-03-31
TX Holdings, Inc.
filed 2018-04-23
CIK 1133798

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

On April 23, 2018, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10-Q

FOR QUARTERLY PERIOD ENDED March 31, 2018

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

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements
TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
March 31, 2018 and September 30, 2017

	Unaudited
	March 31,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$5,406	$40,345
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2018 and September 30, 2017	620,843	458,203
Inventory	1,685,909	1,690,350
Commission advances	3,968	22,648
Other current assets	2,050	2,886
Total current assets	2,318,176	2,214,432

Property and equipment, net	43,396	46,980
Other	–	500
Total Assets	$2,361,572	$2,261,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$742,544	$654,773
Accrued liabilities	513,360	548,218
Accrued interest to officer	409,589	359,726
Advances from officer	44,487	33,987
Bank-term loan-current portion	69,011	83,600
Total current liabilities	1,778,991	1,680,304

Bank-term-loan, less current portion	507,356	522,405
Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,286,347	4,202,709

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	–	–
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at March 31, 2018 and September 30, 2017	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,539,914)	(15,555,936)
Total stockholders' deficit	(1,924,775)	(1,940,797)
Total Liabilities and Stockholders' Deficit	$2,361,572	$2,261,912

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended March 31, 2018 and March 31, 2017

	Unaudited
	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2018	2017	2018	2017

Revenue	$1,098,590	$923,403	$2,098,066	$1,420,320

Cost of goods sold	(886,544)	(804,964)	(1,745,998)	(1,201,777)

Gross profit	212,046	118,439	352,068	218,543

Operating expenses, except items shown separately below	80,706	103,892	171,923	201,836
Commission expense	44,577	32,839	86,179	56,356
Professional fees	5,400	3,554	16,900	7,620
Bad debt expense	20		20	905
Depreciation expense	1,792	2,449	3,584	4,898
Total operating expenses	132,495	142,734	278,606	271,615

Income/(loss) from operations	79,551	(24,295)	73,462	(53,072)

Other income and (expense)
Other income	–	–	6,476	–
Interest expense	(32,008)	(29,764)	(63,916)	(61,644)

Total other income and (expense), net	(32,008)	(29,764)	(57,440)	(61,644)

Net income/( loss)	$47,543	$(54,059)	$16,022	$(114,716)

Net earnings (loss) per common share
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding-
Basic and diluted	48,053,084	48,053,084	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Six Months Ended March 31, 2018

	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2017	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,555,936)	$(1,940,797)

Net Income	–	–	–	–	–	16,022	16,022

Balance at March 31, 2018	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,539,914)	$(1,924,775)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2018 and 2017

	(Unaudited)
	March 31,	March 31,
	2018	2017
Cash flows provided/(used) in operating activities:
Net income/(loss)	$16,022	$(114,716)
Adjustments to reconcile Income/(loss) to net cash provided/(used) in operating activities:
Depreciation expense	3,584	4,898
Bad debt expense	20	905
Changes in operating assets and liabilities:
Accounts receivable, net	(162,660)	(425,783)
Inventory	4,441	302,491
Commission advances	18,680	20,312
Other current assets	836	(1,201)
Other assets	500
Accrued liabilities	3,005	23,195
Accounts payable	87,771	208,265
Stockholder/officers advances for operations	12,000	18,000
Net cash provided/(used) in operating activities	(15,801)	36,366

Cash flows provided/(used) in investing activities:
Net cash provided/(used) in investing activities	–	–

Cash flows used in financing activities:
Repayment of bank term loan	(29,638)	(24,427)
Proceeds from officer advances	186,000	106,000
Repayment of officer advances	(175,500)	(98,800)
Net cash used in financing activities	(19,138)	(17,227)

Increase/(decrease) in cash and cash equivalents	(34,939)	19,139
Cash and cash equivalents at beginning of period	40,345	3,062

Cash and cash equivalents at end of period	$5,406	$22,201

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$12,775	$10,374

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

Conformity with GAAP requires the use of estimates and judgments that affect the reported amounts in the financial statements and accompanying notes. These estimates form the basis for judgments management makes about the carrying values of the Company assets and liabilities, which are not readily apparent from other sources. We base our estimates and judgments on historical information and on various other assumptions that we believe are reasonable under the circumstances. GAAP requires us to make estimates and judgments in several areas, including, but not limited to, those related to revenue recognition, collectability of accounts receivable, contingent liabilities, fair value of share-based awards, fair value of financial instruments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, and income taxes. These estimates are based on management’s knowledge about current events and expectations about actions we may undertake in the future. Actual results could differ materially from those estimates.

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

In addition, on November 21, 2014, and with a view to diversifying its business, the Company acquired all of the membership interests in The Bag Rack, LLC. The acquired company has developed a new product, “The Bag Rack.” The Bag Rack is a unique device that enables bags with handles to be stored in the trunk of a car preventing the bags from tipping over and causing spillage. The Company has not generated any revenue from the sale of the new product and wrote-off all the Bag Rack inventories as of September 30, 2017. See Note 2. The Company was incorporated in the State of Georgia on May 15, 2000.

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

Going Concern Considerations

The unaudited consolidated financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the consolidated financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2017, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

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

Since its acquisition, The Bag Rack has not generated any revenue and incurred cumulative losses of $172,553. Accordingly, on September 30, 2017, the Company elected to write-off The Bag Rack’s inventories and, in the prior fiscal quarter, wrote-off the $500 investment.

NOTE 3 – STOCKHOLDERS’ DEFICIT

Potentially Dilutive Options and Warrants

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin was expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become immediately exercisable, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of March 31, 2018, all 400,000 issuable warrants to Mr. Chafin have expired under the terms of the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair value of the Company’s shares of Common Stock on the date authorized by the Board of Directors, February 21, 2014. The options expired on March 31, 2017.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Stockholder and Officer

As of March 31, 2018, and September 30, 2017, Mr. Shrewsbury had outstanding advances owed from the Company of $44,487 and $33,987, respectively. The advances bear no interest and are due on demand.

Notes Payable to Officer

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of indebtedness due to Mr. Shrewsbury, including principal due under a Revolving Demand Note (“Revolving Note”) in the amount of $1,062,000 and accrued but unpaid interest as of January 31, 2014 of $168,905; principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest as of January 31, 2014 of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange a Consolidated Secured Promissory Note (“Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man life insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by disinterested members of the Board of Directors of the Company. As of March 31, 2018, the Company has recorded $409,589 accrued interest on the note.

Lease Agreement with Stockholder and Officer

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two-year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the lease was extended for an additional two years and on September 1, 2016, further extended for an additional two years. The lease rental is $2,000 per month payable on the first of each month. As of March 31, 2018, since the beginning of the lease, the Company has made lease payments in the amount of $84,000 and has an outstanding payable, reported under accrued liabilities, to Mr. and Mrs. Shrewsbury of $72,000.

Freight Charges Paid to Company Controlled by Officer and Stockholder

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months ended March 31, 2018, and 2017, such trucking company was paid $18,724 and $11,797, respectively, and for the six months ended March 31, 2018, and 2017 was paid $42,415 and $20,645, respectively, for these trucking services. The freight charges are reported under cost of sales.

Commissions Paid to Company Controlled by Officer and Stockholder

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended March 31, 2018, and 2017, the Company paid commissions of $1,772 and $2,754 respectively, and for the six months ended March 31, 2018 and 2017, was paid $5,403 and $4,066, respectively. The delivery costs are reflected under cost of sales in our financial statements

NOTE 5 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank and, on August 26, 2014, increased the line of credit to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2018, the loan balance was $576,367.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 4.50% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all obligations due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury.

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

The U.S. Energy Information Administration (EIA) has reported in its Short-Term Energy Outlook (STEO) released March 2018 estimates U.S. coal production was 772 million short tons (MMst) in 2017, 44 MMst (6%) higher than in 2016

The EIA Short-Term Energy Outlook (STEO) released April 2018 states that the EIA expects the share of U.S. total utility-scale electricity generation from natural gas fired power plants to rise from 32% in 2017 to 34% in both 2018 and 2019. The forecast generation share from coal in both 2018 and 2019 averages 29%, down from 30% in 2017. The nuclear share of generation was 20% in 2017 and is forecast to average 20% in 2018 and 19% in 2019. Non-hydropower renewables provided slightly less than 10% of electricity generation in 2017 and are expected to provide 10% in 2018 and nearly 11% in 2019. The generation share of hydropower was over 7% in 2017 and is forecast to fall below 7% in both 2018 and 2019.

The EIA forecasts coal production to decline by almost 5% to 736 million short tons (MMst) in 2018 and then increase by 1% to 745 MMst in 2019. Lower expected global demand for U.S. coal exports (down 17% in 2018 and another 5% in 2019) and lower forecasts of coal use in the electric power sector (down 5% in 2018) contribute to the forecast of lower coal production.

U.S. coal exports were 97 MMst in 2017, a 61% increase from the previous year, but they are expected to decrease in both 2018 and 2019. Exports of metallurgical coal, which are used in the steelmaking process, remain at 55 MMst in 2018 and decline to 54 MMst in 2019. Steam coal exports, which were an estimated 42 MMst in 2017, are expected to decline to 26 MMst and 23 MMst in 2018 and 2019, respectively.

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

Results of Operations

Revenues for the second fiscal quarter of 2018 were $1,098,590 as compared to $923,403 for the same period in 2017, an increase of approximately 19.0%.

Gross profit during the second fiscal quarter of 2018 was $212,046 compared to $118,439 during the same period in 2017. Gross profit in the current quarter increased by 79.0% when compared to the same period in fiscal 2017.

As a percentage of revenue, gross profit increased to 19.3% during the second quarter of fiscal 2018 from 12.8% during the second quarter of fiscal 2017.

During the second fiscal quarter of 2018, we had net income of $47,543 as compared to a net loss of $54,059 for the same period in fiscal 2017.

Liquidity and Capital Resources

At March 31, 2018, cash and cash equivalents were $5,406 compared to $40,345 at September 30, 2017.

Net cash used in operating activities was $15,801 during the six months ended March 31, 2018. Net cash provided by operating activities during the same six-month period in 2017 was $36,366.

There was no cash flow from investing activities for either of the six-month period ended March 31, 2018, or 2017.

During the six months ended March 31, 2018, net cash used in financing activities was $19,138 due to a repayment of $29,638 on our bank term loan and net advances from our CEO, William Shrewsbury in the amount of $10,500.

Mr. William Shrewsbury, our Chairman and CEO, is providing financing to us in the form of a Consolidated Secured Promissory Note of $2,000,000 (“Consolidated Note”) and periodic advances. The principal and interest under the Consolidated Note is due February 24, 2024.The principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum and is subject to certain events of default. The Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of March 31, 2018, Mr. Shrewsbury had also provided non-interest-bearing advances to us of $44,487.

In November 2012, we obtained a bank line of credit of $250,000 which was subsequently increased to $750,000. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. The loan is secured by a lien on our inventory and accounts receivable and guaranteed by Mr. Shrewsbury. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2018, the loan balance was $576,367.

RESULTS OF OPERATIONS

Results of Operations – For the three months ended March 31, 2018, versus the three months ended March 31, 2017

Revenues from Operations

Revenues for the second quarter of fiscal 2018 were $1,098,590 as compared to $923,403 for the same period in fiscal 2017, an increase of $175,187 or 19.0%. The increase in revenues is attributable to higher sales of our rail products during the current period due to increased or renewed operations at previously downsized or shut-down coal mines as the coal industry experiences increased demand, a more favorable regulatory environment, and due to relatively higher natural gas prices.

Cost of Goods Sold

During the quarter ended March 31, 2018, our cost of goods sold was $886,544 as compared to cost of goods sold of $804,964 for the quarter ended March 31, 2017, an increase of $81,580 or 10.1% due to an increase in sales during the current period. As a percentage of sales, cost of goods sold decreased from 87.2% in 2017 to 80.7% during the current period due to higher sales of a product mix with relatively lower unit cost during the current quarter.

Gross Profit

Gross profit for the period ended March 31, 2018, increased as a percentage of revenue to 19.3% from 12.8% for the same period of the prior fiscal year. The increase in gross profit resulted from a favorable mix of lower cost rail related products with higher margins sold during the current quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2018 were $132,495 as compared to $142,734 for the three months ended March 31, 2017, a decrease of $10,239 or 7.2%. As a percentage of revenues, operating expenses decreased from 15.5% in 2017 to 12.1% in 2018. The decrease is attributable to the impact of certain operating expenses remaining fixed and also our higher revenue during the second fiscal quarter of 2018.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative three-month periods.

	Three Months Ended
	3/31/2018	3/31/2017	$ Change	% Change
Operating Expense
Commission expense	$44,577	$32,839	$11,738	35.7
Professional fees	5,400	3,554	$1,846	51.9
Bad debt expense	20	–	20	100.0
Depreciation expense	1,792	2,449	$(657)	(26.8)
Other operating expense	80,706	103,892	$(23,186)	(22.3)
Total	$132,495	$142,734	$(10,239)	(7.2)

Commission expense for the three months ended March 31, 2018, was $44,577 compared to $32,839 for the same period in 2017, an increase of $11,738 or 35.7%. The higher commission expense is a direct result of the 19.0% increase in sales and higher sales margins during the current period.

Professional fees increased $1,846 or 51.9% during the three months ended March 31, 2018 as compared to the same period in 2017. The increase can be attributed to higher legal expenses related to SEC compliance and other compliance related matters.

Bad debt expense of $20 was written-off during the current three-month period. There was no bad debt expense incurred in the same period the prior year.

Depreciation expense as of March 31, 2018, was $1,792, $657 lower than the same period the prior year. The lower depreciation is the result of shipping related equipment becoming fully depreciated.

During the three months ended March 31, 2018, other operating expenses of $80,706 decreased by $23,186 or 22.3% from $103,892 for the same period in 2017. The lower other operating expenses resulted primarily from lower travel related expenses of $6,604, lower truck maintenance expense of $2,824 and lower audit related expense of $3,880.

Income/(loss) from operations

Income from operations for the quarter ended March 31, 2018 was $79,551 compared to loss from operations of $24,295 during the same period in 2017.When compared to the loss for the same period in the prior year, the loss reduction in the current period is the direct result of increased sales of rail products with a relatively higher sales margins.

Other income and (expense)

Other income and expense for the three months ended March 31, 2018, reflected a net expense of $32,008 as compared to net expense of $29,764 for the quarter ended March 31, 2017. Higher interest expense on our term loan in the current period accounts for the increase in expense.

Net income (loss)

For the quarter ended March 31, 2018, we had net income of $47,543 compared to a net loss of $54,059 for the quarter ended March 31, 2017due to higher sales of rail products, sales of products with higher sales margins, and lower operating expenses.

Net income (loss) per common share

The net income of $47,543 for the quarter ended March 31, 2018, as well as the net loss of $54,059 for the quarter ended March 31, 2018, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income and loss per share of less than $0.01 in both periods.

Results of operations – For the six months ended March 31, 2018 versus the six months ended March 31, 2017

Revenues from Operations

Revenue for the six months ended March 31, 2018 was $2,098,066 as compared to $1,420,320 for the same period in 2017, an increase of $677,746 or 47.73%. The increase in revenues is attributable to higher sales of our rail related products during the current period due to increased or renewed operations at previously downsized or shut-down coal mines as the coal industry experiences increased demand, a more favorable regulatory environment, and due to relatively higher natural gas prices.

Cost of Goods Sold

During the six months ended March 31, 2018, our cost of goods sold was $1,745,998 as compared to cost of goods sold of $1,201,777 for the six months ended March 31, 2017, an increase of $544,231 or 45.3%due to higher sales during the current period. As a percentage of sales, cost of goods sold decreased from 84.6%% in 2017 to 83.2% during the current period, a decrease of approximately 1.4% as a result of sales of our products with lower cost due to purchases of certain products at lower cost from a new supplier and higher sales of a product mix with relatively lower unit cost during the current period.

Gross Profit

Gross profit for the period ended March 31, 2018, increased as a percentage of revenue to 16.8% from 15.4% for the same period of the prior year, or approximately 1.4%. The increase in gross profit resulted from sales of certain products with a lower cost from a new supplier during the current period.

Operating Expenses

Operating expenses for the six months ended March 31, 2018 were $278,606 as compared to $271,615 for the six months ended March 31, 2017, an increase of $6,991 or 2.6%.

The following table details the components of operating expenses as well as the dollar and percentage changes for the comparative three-month periods.

	Six Months Ended
	3/31/2018	3/31/2017	$ Change	% Change
Operating Expense
Commission expense	$86,179	$56,356	$29,823	52.9
Professional fees	16,900	7,620	$9,280	121.8
Bad debt expense	20	905	(885)	(97.8)
Depreciation expense	3,584	4,898	$(1,314)	(26.8)
Other operating expense	171,923	201,836	$(29,913)	(14.8)
Total	$278,606	$271,615	$6,991	2.6

Commission expense for the six months ended March 31, 2018, was $86,179 compared to $56,356 for the same period in 20176, an increase of $29,823 or 52.9%. The higher commission expense is a direct result of higher sales and gross margins in the current period.

Professional fees increased $9,280 or 121.8% during the six months ended March 31, 2018, as compared to the same period in 2017. The increase in expense can be attributed to higher legal expenses of $9,280 related to SEC compliance and other compliance related matters.

Bad debt expense for the six- month period ended March 31, 2018 was $20 as compared to $905 for the same period in 2017, a decrease of $885 or 97.8%.

Depreciation expense of $3,584 for the six months ended March 31, 2018, was lower by $1,314 than for the same six-month period the prior year. The lower depreciation is the result of shipping related equipment becoming fully depreciated.

During the six months ended March 31, 2018, other operating expenses of $171,923 decreased by $29,913 or 14.82% from $201,836 for the same period in 2017. The lower other operating expenses resulted primarily from lower payroll and payroll taxes of $30,934 during the current six-month period.

Income/(loss) from operations

Income from operations for the six months ended March 31, 2018 was $73,462 compared to loss from operations of $53,072 during the same period in 2017. When compared to the loss for the same period in the prior year, the income in the current period is the direct result of higher sales, higher sales margins and, lower operating expenses.

Other income and (expense)

Other income for the current six-month period increased by $6,476 due to scrap sales sold. Interest expense for the six months ended March 31, 2018, reflected a $63,916 expense as compared to $61,644 expense for the six months ended March 31, 2017, an increase of $2,272 due to higher interest expense under our bank term loan resulting from an increase in the rate of interest under such loan.

Net income/(loss)

For the six months ended March 31, 2018, we had net income of $16,022 compared to a net loss of $114,716 for the six months ended March 31, 2017, a difference of $130,738. The net income (as opposed to a net loss in the prior period) was a result of higher sales, sales of products with higher sales margins and lower operating expenses.

Net earnings/(loss) per common share

The net income of $16,022 for the six months ended March 31, 2018, as well as the net loss of $114,716 for the six months ended March 31, 2017, when divided by the number of common shares outstanding of 48,053,084 basic shares in both periods resulted in a net income and loss per share of less than $0.01 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Six Months Ended
	3/31/2018	3/31/2017
Liquidity and capital resources
Net cash provided /(used) in operating activities	$(15,801)	$36,366
Net cash provide/(used) in investing activities	–	–
Net cash provided/(used) in financing activities	(19,138)	(17,227)
Increase/(decrease) in cash equivalents	$(34,939)	$19,139

At March 31, 2018, we had cash and cash equivalents of $5,406 as compared to $40,345 at September 30, 2017, a decrease of $34,939 or 86.6%.

Cash Flows Provided/(Used) in Operating Activities

Net cash used in operating activities for the six-months ended March 31, 2018, was $15,801 compared to cash provided of $36,366 in 2017, a decrease of $52,167.

During the six months ended March 31, 2018, we had a net income of $16,022 as compared to a net loss of $114,716 for the same period in the prior year.

In the current six-month period, the Company had non-cash expenses for depreciation of $3,584 and $20 bad debt expense.

An increase in accounts receivable of $162,620 was partially offset by an increase in accounts payable of $87,771, a decrease in inventory of $4,441 and a decrease in commission advance of $18,680. Other current assets decreased by $836 due to a decrease in employee’s advances.

Cash Flows Provided/(Used) in Investing Activities

There was no cash flow used in investing activities for the period ended March 31, 2018 or 2017.

Cash Flows Provided/(Used) in Financing Activities

During the six months ended March 31, 2018, cash used in financing activities was $19,138 compared to cash used by financing activities of $17,227 during the same period in 2017. During the current six-month period, the Company made payment on its term loan of $29,638 and received net advances from our CEO of $10,500.

On December 3, 2015, we entered into a new fixed term loan agreement with a bank of $711,376 the proceeds of which were used to repay our previous line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2018, the loan balance was $576,367. The current rate of interest under the loan is 4.50% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

On February 25, 2014, we issued to Mr. Shrewsbury a Consolidated Secured Promissory Note (“Consolidated Note”) to consolidate an aggregate of $2,000,000 in outstanding debt and unpaid interest due to Mr. Shrewsbury. The Consolidated Note bears interest at 5% per annum or prime rate if higher than 5% per annum and principal and interest are repayable ten years from February 25, 2014. The Consolidated Note is subject to customary events of default. Payment of the Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury.

During the six months ended March 31, 2018, we received advances of $186,000 from Mr. Shrewsbury and repaid $175,500 in cash advances to Mr. Shrewsbury, bringing the total outstanding advance balance to $44,487. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

As of March 31, 2018, the Company had an accrued liability in the amount of $396,179 due to Jose Fuentes, CFO, for past services.

Financial Condition and Going Concern Uncertainties

Since inception, the Company, with a few exceptions including during the three and six months ended March 31, 2018, has not generated sufficient cash to fund its operations and has incurred operating losses and as of March 31, 2018, the Company’s accumulated deficit was $15,539,914. Currently, in addition to funds from operations, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan that is guaranteed by Mr. Shrewsbury to finance its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which are dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our operations.

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

As of March 31, 2018, we had cash and cash equivalents of $5,406 as compared to $40,345 as of September 30, 2017.

Our accounts receivable was $620,843 as of March 31, 2018, as compared to $458,203 as of September 30, 2017, an increase of $162,640 or 35.55%. The higher March 31, 2018 receivable balance is the direct result of a 47.7% increase in the current period sales as compared to 2017.

Inventory was $1,685,909 as of March 31, 2018, as compared to $1,690,350 as of September 30, 2017, a decrease of $4,441 or 0.2%. The inventory decrease can be directly attributed to an increase in sales demand for rail related products during the current fiscal period.

Accounts payable for the six months ended March 31, 2018, were $742,544 as compared to $654,773 as of September 30, 2017, an increase of $87,771 or 13.4%. The increase in accounts payable is due to increased inventory purchases in response to higher sales demand.

During the six months ended March 31, 2018, our accumulated deficit decreased from $15,555,936 to $15,539,914, an increase of $16,022 due to the reported net income during the six months ended March 31, 2018.

During the six months ended March 31, 2018, the Company’s net income was $16,022 compared to a net loss of $114,716 for the comparable period in 2017. The net income is due to increased sales of our rail and mining related products, including products with higher sales margins, partially offset by marginally higher operating expenses of $6,991.

Currently, in addition to product purchases for resale, we are spending approximately $50,000 per month on operations. Management believes that the Company’s available cash, cash flows from operations, loans and advances provided by Mr. Shrewsbury, and the loan provided by the bank to be sufficient to fund the Company’s operations during the next 12 months.

We continue to rely substantially upon financings provided by Mr. Shrewsbury and a bank loan to fund our operations. The terms of such financings are discussed below.

Bank Loan

On December 3, 2015, we obtained a term loan from Town Square Bank of $711,376. We used proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2018, the loan balance was $576,367.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 4.50% per annum. In the event of a default, interest under the loan may be increased by 2%. The loan is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO.

Advances and Loans from Mr. Shrewsbury

Since 2006, Mr. Shrewsbury, our Chairman and CEO, has provided financing to us in the form of demand notes and advances.

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

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man life insurance purchased by us on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of March 31, 2018, accrued interest on the note was $409,589.

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

As of March 31, 2018, Mr. Shrewsbury had advanced an aggregate of $44,487 to the Company. The advances do not bear interest and are repayable upon demand. As of March 31, 2018, the Company also has a payable of $72,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations as of March 31, 2018 and September 30, 2017.

ITEM 3.     QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a “smaller reporting company” as defined by Rule 12b-2 under the Exchange Act and, as such, we are not required to provide the information required under this Item.

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

ITEM 1A.     RISK FACTORS

An investment in our common stock involves a high degree of risk. You should carefully consider the risks described below (which supplement and reflect changes to certain of the risk factors we disclosed in our 2017 Annual Report on Form 10-K) and other information contained in this Report in deciding whether to invest in our common stock.   Additional risks not presently known to us or which we currently consider immaterial may also adversely affect us. If any of the following risks (or the risk factors we disclosed in our 2017 Form 10-K) actually occur, our business, financial condition and operating results could be materially adversely affected. In such case, the trading price of our common stock could decline, and you could lose a part or all your investment.

Risks Related to Our Operations

We are dependent on financing provided or guaranteed by our CEO to fund our business and ongoing operations. We have incurred substantial debt which could affect our ability to obtain additional financing and may increase our vulnerability to business downturns. We may be unable to repay our bank loan when it becomes due.

As of March 31, 2018, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $44,487. We have outstanding accounts payable of $742,544 and other accrued liabilities of $922,949, including $396,179 due to our CFO, Jose Fuentes, for services. Also, the Company owes $576,367 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns. The Company also has a $72,000 payable for warehouse lease rental due to Mr. and Mrs. Shrewsbury.

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

We had net income of $16,022 for the six-months ended March 31, 2018 and a net loss of $114,716 for the same period in 2017. At March 31, 2018 and September 30, 2017, we had accumulated deficits of $15,539,914 and $15,555,936, respectively. We may need to obtain additional financing or incur additional debt to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past, we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

The effect of comprehensive U.S. tax reform legislation on us, whether adverse or favorable, is uncertain.

On December 22, 2017, President Trump signed into law H.R. 1, "An Act to provide for reconciliation pursuant to titles II and V of the concurrent resolution on the budget for fiscal year 2018" (informally titled the "Tax Cuts and Jobs Act"). Among a number of significant changes to the U.S. federal income tax rules, the Tax Cuts and Jobs Act (the "Act") reduces the marginal U.S. corporate income tax rate from 35% to 21%, limits the deduction for net interest expense, limits the deduction for net operating losses and eliminates net operating loss carrybacks, modifies or repeals many business deductions and credits, shifts the United States toward a more territorial tax system, and imposes new taxes to combat erosion of the U.S. federal income tax base. The Company’s net deferred tax assets and liabilities will be revalued at the newly enacted U.S. corporate rate, and the impact will be recognized in tax expense in the year of enactment.  The Company continues to examine the impact this tax reform legislation may have on its business.  However, the effect of the Act on the Company and the Company’s customers, whether adverse or favorable, is uncertain, and may not become evident for some period of time.

We could be adversely affected by information systems interruptions, cybersecurity attacks or other disruptions which could have a material adverse effect on our business and result of operations.

We depend upon information technology infrastructure, including network, hardware and software systems to conduct our business.  Despite our implementation of network and other cybersecurity measures, our information technology system and networks could be disrupted or experience a security breach from computer viruses, break-ins and similar disruptions from unauthorized tampering with our computer systems.  Our security measures may not be adequate to protect against highly targeted sophisticated cyber-attacks, or other improper disclosures of confidential and/or sensitive information.  Additionally, we may have access to confidential or other sensitive information of our customers, which, despite our efforts to protect, may be vulnerable to security breaches, theft, or other improper disclosure, any of which could have a material adverse effect on our competitive position, results of operations, cash flows or financial condition.

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

TX HOLDINGS, INC.

By: /s/ William L. Shrewsbury William L. Shrewsbury Chief Executive Officer (Principal Executive Officer) Dated: April 23, 2018	By: /s/ Jose Fuentes Jose Fuentes Chief Financial Officer (Principal Financial and Accounting Officer) Dated: April 23, 2018