Form 10-Q
period 2018-06-30
TX Holdings, Inc.
filed 2018-07-23
CIK 1133798

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018

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

On July 23, 2018, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10-Q

FOR QUARTERLY PERIOD ENDED June 30, 2018

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

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements
TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
June 30, 2018 and September 30, 2017
	Unaudited
	June 30,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$41,834	$40,345
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2018 and September 30, 2017	377,863	458,203
Inventory	1,690,383	1,690,350
Commission advances	-	22,648
Other current assets	1,458	2,886
Total current assets	2,111,538	2,214,432

Property and equipment, net	41,604	46,980
Other	-	500
Total Assets	$2,153,142	$2,261,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued liabilities	$492,274	$548,218
Accounts payable	564,939	654,773
Accrued interest to officer	434,521	359,726
Advances from officer	22,487	33,987
Bank-term-loan-current portion	83,600	83,600
Total current liabilities	1,597,821	1,680,304

Bank-term-loan, less current portion	479,623	522,405
Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,077,444	4,202,709

Commitments and contingencies

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at June 30, 2018 and September 30, 2017	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,539,441)	(15,555,936)
Total stockholders' deficit	(1,924,302)	(1,940,797)
Total Liabilities and Stockholders' Deficit	$2,153,142	$2,261,912

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended June 30, 2018 and June 30, 2017

	Unaudited
	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2018	2017	2018	2017

Revenue	$1,002,866	$852,926	$3,100,840	$2,273,245

Cost of goods sold	(832,680)	(657,126)	(2,578,678)	(1,858,902)

Gross profit	170,186	195,800	522,162	414,343

Operating expenses, except items shown separately below	88,879	106,689	260,804	308,525
Commission expense	44,418	51,903	130,596	108,259
Professional fees	5,267	4,789	22,167	12,409
Bad debt expense/(recovery)	-	(10,000)	20	(9,095)
Depreciation expense	1,792	2,449	5,376	7,347
Total operating expenses	140,356	155,830	418,963	427,445

Income (loss) from operations	29,830	39,970	103,199	(13,102)

Other income and (expense):
Other income	4,215	-	10,692	-
Interest expense	(33,481)	(33,568)	(97,396)	(95,212)

Total other income and (expense), net	(29,266)	(33,568)	(86,704)	(95,212)

Net income (loss)	$564	$6,402	$16,495	$(108,314)

Net income/(loss) per common share
Basic and Diluted	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding-
Basic and Diluted	48,053,084	48,053,084	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended June 30, 2018

	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2017	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,555,936)	$(1,940,797)

Net income	-	-	-	-	-	16,495	16,495

Balance at June 30, 2018	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,539,441)	$(1,924,302)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2018 and 2017
	(Unaudited)
	June 30,	June 30,
	2018	2017
Cash flows provided by operating activities:
Net income/(loss)	$16,495	$(108,314)
Adjustments to reconcile income/(loss) to net cash provided by operating activities:
Depreciation expense	5,376	7,347
Bad debt expense	(20)	(62,135)
Changes in operating assets and liabilities:
Accounts receivable	80,360	(258,902)
Inventory	(33)	239,821
Commission advances	22,648	36,015
Other current assets	1,428	(45)
Other assets	500	-
Accrued liabilities	851	7,819
Accounts payable	(89,834)	261,813
Stockholder/officers advances for operations	18,000	24,000
Net cash provided by operating activities	55,771	147,419

Cash flows provided/(used) in investing activities:
Net cash provided/(used) in investing activities	-	-

Cash flows used in financing activities:
Repayment of bank term loan	(42,782)	(47,242)
Proceeds from officer advances	186,000	111,150
Repayment of officer advances	(197,500)	(210,700)
Net cash used in financing activities	(54,282)	(146,792)

Increase in cash and cash equivalents	1,489	627
Cash and cash equivalents at beginning of period	40,345	3,062

Cash and cash equivalents at end of period	$41,834	$3,689

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$22,601	$16,752

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
NOTES TO UNAUDITED CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The accompanying interim unaudited consolidated financial statements and footnotes of TX Holdings, Inc., and its subsidiaries (the “Company,” “we,” “our,” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

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

Since its acquisition, The Bag Rack has not generated any revenue and incurred cumulative losses of $172,553. Accordingly, on September 30, 2017, the Company elected to write-off The Bag Rack’s inventories and, in the subsequent fiscal quarter, wrote-off the $500 investment.

NOTE 3 – STOCKHOLDERS’ DEFICIT

Potentially Dilutive Options and Warrants

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, Mr. Tom Chafin. Over a period of four years, Mr. Chafin was expected to receive 50,000 warrants every six months, for an aggregate of 400,000 warrants. The warrants are exercisable at a price of $0.10 per share, become immediately exercisable, and expire two years after the date of issuance. The initial tranche of 50,000 warrants were issuable effective July 1, 2012. As of June 30, 2018, all 400,000 issuable warrants to Mr. Chafin have expired under the terms of the agreement. The warrants were not included in the calculation of diluted earnings per share since their inclusion will be anti-dilutive.

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair value of the Company’s shares of Common Stock on the date authorized by the Board of Directors, February 21, 2014. The options expired on March 31, 2017.

NOTE 4 – RELATED PARTY TRANSACTIONS

Advances from Stockholder and Officer

As of June 30, 2018, and September 30, 2017, Mr. Shrewsbury had outstanding advances owed from the Company of $22,487 and $33,987, respectively. The advances bear no interest and are due on demand.

Notes Payable to Officer

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of indebtedness due to Mr. Shrewsbury, including principal due under a Revolving Demand Note (“Revolving Note”) in the amount of $1,062,000 and accrued but unpaid interest as of January 31, 2014 of $168,905; principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest as of January 31, 2014 of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange a Consolidated Secured Promissory Note (“Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man life insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by disinterested members of the Board of Directors of the Company. As of June 30, 2018, the Company has recorded $434,521 accrued interest on the note.

Lease Agreement with Stockholder and Officer

In November 2012, the Company entered into a lease agreement with William Shrewsbury and Peggy Shrewsbury to lease to the Company real estate and warehouse space to store the Company’s inventory. The initial lease had a two-year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014 the lease was extended for an additional two years and on September 1, 2016, further extended for an additional two years. The lease rental is $2,000 per month payable on the first of each month. As of June 30, 2018, since the beginning of the lease, the Company has made lease payments in the amount of $84,000 and has an outstanding payable, reported under accrued liabilities, to Mr. and Mrs. Shrewsbury of $78,000.

Freight Charges Paid to Company Controlled by Officer and Stockholder

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months ended June 30, 2018, and 2017, such trucking company was paid $24,480 and $17,243, respectively, and for the nine months ended June 30, 2018, and 2017 was paid $66,895 and $37,888, respectively, for these trucking services. The freight charges are reported under cost of sales.

Commissions Paid to Company Controlled by Officer and Stockholder

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended June 30, 2018, and 2017, the Company paid commissions of $3,800 and $3,390 respectively, and for the nine months ended June 30, 2018 and 2017, was paid $9,203 and $7,456, respectively. The delivery costs are reflected under cost of sales in our financial statements

NOTE 5 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank and, on August 26, 2014, increased the line of credit to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2018, the loan balance was $563,223.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.00% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all obligations due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury.

NOTE 6 – NEW ACCOUNTING PRONOUNCEMENTS

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

The U.S. Energy Information Administration (EIA) has reported in its Short-Term Energy Outlook (STEO) released June 2018 U.S. coal production was 774 million short tons (MMst) in 2017, 46 MMst (6%) higher than in 2016

The EIA Short-Term Energy Outlook (STEO) released June 2018 states that the EIA expects the share of U.S. total utility-scale electricity generation from natural gas fired power plants to rise from 32% in 2017 to 34% in both 2018 and 2019. The forecast electricity generation share from coal in both 2018 and 2019 averages 28%, down from 30% in 2017. The nuclear share of generation was 20% in 2017 and is forecast to average 20% in 2018 and 19% in 2019. The generation share of hydropower was 7% in 2017 and is forecast to be about the same in 2018 and 2019.

The EIA forecasts coal production to decline by almost 2.3% to 756 million short tons (MMst) in 2018 and then decrease by 2.4% to 738 MMst in 2019. The EIA report released in June 2018, indicates the production decrease is largely attributable to a forecast decline of 5% in domestic coal consumption in 2018, with most of the decline is expected to be in the electric power sector. A forecast decline of 4% in coal exports also contributes to lower expected coal production in 2018. The EIA estimates that coal production will decline by 2% in 2019.

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

The EIA estimates the delivered coal price averaged $2.28 per million British thermal units (MMBtu) in 2017, which was 5 cent/MMBtu lower than the 2016 price. Coal prices are estimated at $2.21/MMBtu in 2018 and increase to $2.34 in 2019.

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

Results of Operations

Revenues for the third fiscal quarter of 2018 were $1,002,866 as compared to $852,926 for the same period in 2017, an increase of approximately 17.6%.

Gross profit during the third fiscal quarter of 2018 was $170,186 compared to $195,800 during the same period in 2017. Gross profit in the current quarter decreased by 13.1% when compared to the same period in fiscal 2017.

As a percentage of revenue, gross profit decreased to 17.0% during the third quarter of fiscal 2018 from 23.0% during the third quarter of fiscal 2017.

During the third fiscal quarter of 2018, we had net income of $564 as compared to a net income of $6,402 for the same period in fiscal 2017.

Liquidity and Capital Resources

At June 30, 2018, cash and cash equivalents were $41,834 compared to $40,345 at September 30, 2017.

Net cash provided by operating activities was $55,771 during the nine months ended June 30, 2018. Net cash provided by operating activities during the same nine-month period in 2017 was $147,419.

There was no cash flow from investing activities for either of the nine-month period ended June 30, 2018, or 2017.

During the nine months ended June 30, 2018, net cash used in financing activities was $54,282 due to a repayment of $42,782 on our bank term loan and net advance repayment to our CEO, William Shrewsbury in the amount of $11,500.

Mr. William Shrewsbury, our Chairman and CEO, is providing financing to us in the form of a Consolidated Secured Promissory Note of $2,000,000 (“Consolidated Note”) and periodic advances. The principal and interest under the Consolidated Note is due February 24, 2024.The principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum and is subject to certain events of default. The Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of June 30, 2018, Mr. Shrewsbury had also provided non-interest-bearing advances to us of $22,487.

In November 2012, we obtained a bank line of credit of $250,000 which was subsequently increased to $750,000. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. The loan is secured by a lien on our inventory and accounts receivable and guaranteed by Mr. Shrewsbury. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2018, the loan balance was $563,223.

RESULTS OF OPERATIONS

Results of Operations – For the three months ended June 30, 2018, versus the three months ended June 30, 2017

Revenues from Operations

Revenues for the third quarter of fiscal 2018 were $1,002,866 as compared to $852,926 for the same period in fiscal 2017, an increase of $149,940 or 17.6%. The increase in revenues is attributable to higher sales of our rail products during the current period due to increased or renewed operations at previously downsized or shut-down coal mines as the coal industry experiences increased demand, a more favorable regulatory environment, and due to relatively higher natural gas prices.

Cost of Goods Sold

During the quarter ended June 30, 2018, our cost of goods sold was $832,680 as compared to cost of goods sold of $657,126 for the quarter ended June 30, 2017, an increase of $175,554 or 26.7% due to an increase in sales during the current period. As a percentage of sales, cost of goods sold increased from 77.0% in 2017 to 83.0% during the current period due to higher sales of a product mix with relatively higher unit cost during the current quarter.

Gross Profit

Gross profit for the period ended June 30, 2018, decreased as a percentage of revenue to 17.0% from 23.0% for the same period of the prior fiscal year. The decrease in gross profit resulted from a favorable mix of lower cost rail related products with higher margins sold during the prior year’s third quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2018 were $140,356 as compared to $155,830 for the three months ended June 30, 2017, a decrease of $15,474 or 9.9%. As a percentage of revenues, operating expenses decreased from 18.3% in 2017 to 14.0% in 2018. The decrease is attributable to the impact of certain operating expenses remaining fixed and, also our higher revenue during the third fiscal quarter of 2018.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative three-month periods.

	Three Months Ended
	6/30/2018	6/30/2017	$ Change	%Change
Operating Expense
Commission expense	$44,418	$51,903	$(7,485)	(14.4)
Professional fees	5,267	4,789	$478	10.0
Bad debt expense/(recovery)	-	(10,000)	10,000	100.0
Depreciation expense	1,792	2,449	$(657)	(26.8)
Other operating expenses	88,879	106,689	$(17,810)	(16.7)
Total	$140,356	$155,830	$(15,474)	(9.9)

Commission expense for the three months ended June 30, 2018, was $44,418 compared to $51,903 for the same period in 2017, a decrease of $7,485 or 14.4%. The lower commission expense is a direct result of the 8.5% decrease in sales margins during the current period.

Professional fees increased $478 or 10.0% during the three months ended June 30, 2018 as compared to the same period in 2017. The increase can be attributed to higher legal expenses related to SEC compliance and other compliance related matters.

A bad debt recovery of $10,000, due to subsequent collection, during the third quarter of 2017 account for the $10,000 variance when compared to the current three-month period. There was no bad debt expense incurred in the same period in the current quarter.

Depreciation expense during the three months ended June 30, 2018, was $1,792, $657 lower than the same period the prior year. The lower depreciation is the result of shipping related equipment becoming fully depreciated.

During the three months ended June 30, 2018, other operating expenses of $88,879 decreased by $17,810 or 16.7% from $106,689 for the same period in 2017. The lower other operating expenses resulted primarily from lower travel related expenses of $12,475, lower board related fees of $7,500 partially offset by higher tax related expense of $2,453.

Income/(loss) from operations

Income from operations for the quarter ended June 30, 2018 was $29,830 compared to income from operations of $39,970 during the same period in 2017.When compared to the income for the same period in the prior year, the income reduction in the current period is the direct result of lower sales margins of rail products partially offset by a $15,474 reduction in the current period operating expenses.

Other income and (expense)

Other income and expense for the three months ended June 30, 2018, reflected a net expense of $29,266 as compared to net expense of $33,568 for the quarter ended June 30, 2017. The lower net expense of $4,302 in the current period compared to the same period the prior year, result from other income generated by the sale of scrap during the current quarter.

Net income (loss)

For the quarter ended June 30, 2018, we had net income of $564 compared to net income of $6,402 for the quarter ended June 30, 2017. The decrease in the current period was due to lower sales margins of rail products during the current quarter as compared to the same quarter the prior year. The negative income variance was partially offset by a $15,474 reduction in operating expenses.

Net income (loss) per common share

The net income of $564 for the quarter ended June 30, 2018, as well as the net income of $6,402 for the quarter ended June 30, 2017, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income and loss per share of less than $0.01 in both periods.

Results of operations – For the nine months ended June 30, 2018 versus the nine months ended June 30, 2017

Revenues from Operations

Revenue for the nine months ended June 30, 2018 was $3,100,840 as compared to $2,273,245 for the same period in 2017, an increase of $827,595 or 36.4%. The increase in revenues is attributable to higher sales of our rail and mine related products during the current period due to increased or renewed operations at previously downsized or shut-down coal mines as the coal industry experiences increased demand and a more favorable regulatory environment.

Cost of Goods Sold

During the nine months ended June 30, 2018, our cost of goods sold was $2,578,678 as compared to cost of goods sold of $1,858,902 for the nine months ended June 30, 2017, an increase of $719,776 or 38.7% due to higher sales during the current period. As a percentage of sales, cost of goods sold increased from 81.8% in 2017 to 83.2% during the current period, an increase of approximately 1.4% resulting from sales of products with higher unit cost and higher sales of a product mix with relatively higher unit cost during the current period.

Gross Profit

Gross profit for the period ended June 30, 2018, decreased as a percentage of revenue to 16.8% from 18.2% for the same period of the prior year, or approximately 1.4%. The decrease in gross profit resulted from sales of certain products with higher unit cost and lower sales prices to address a more competitive environment.

Operating Expenses

Operating expenses for the nine months ended June 30, 2018 were $418,963 as compared to $427,445 for the nine months ended June 30, 2017, a decrease of $8,482 or 2.0%.

The following table details the components of operating expenses as well as the dollar and percentage changes for the comparative nine-month periods.

.

	Nine Months Ended
	6/30/2018	6/30/2017	$ Change	%Change
Operating Expense
Commission expense	$130,596	$108,259	$22,337	20.6
Professional fees	22,167	12,409	$9,758	78.6
Bad debt expense/(recovery)	20	(9,095)	9,115	100.2
Depreciation expense	5,376	7,347	$(1,971)	(26.8)
Other operating expenses	260,804	308,525	$(47,721)	(15.5)
Total	$418,963	$427,445	$(8,482)	(2.0)

Commission expense for the nine months ended June 30, 2018, was $130,596 compared to $108,259 for the same period in 2017, an increase of $22,337 or 20.6%. The higher commission expense is a direct result of a 36.4% increase in sales during the current period as compared to the same period the prior year.

Professional fees increased $9,758 or 78.6% during the nine months ended June 30, 2018, as compared to the same period in 2017. The increase in expense can be attributed to higher legal expenses related to SEC compliance and other compliance related matters.

Bad debt expense/(recovery) for the nine- month period ended June 30, 2018 was $20 as compared to $(9,095) for the same period in 2017, an increase of $9,115 or 100.2%. The total variance is attributed to a $10,000 bad debt recovery in June 2017, resulting from the collection of a customer receivable previously reserved as uncollectable.

Depreciation expense of $5,376 for the nine months ended June 30, 2018, was lower by $1,971 than for the same nine-month period the prior year. The lower depreciation is the result of shipping related equipment becoming fully depreciated.

During the nine months ended June 30, 2018, other operating expenses of $260,804 decreased by $47,721 or 15.5% from $308,525 for the same period in 2017. The lower other operating expenses resulted primarily from lower payroll and payroll taxes of $46,659 during the current nine-month period.

Income/(loss) from operations

Income from operations for the nine months ended June 30, 2018 was $103,199 compared to loss from operations of $13,102 during the same period in 2017. When compared to the loss for the same period in the prior year, the income in the current period is the direct result of higher sales and, lower operating expenses.

Other income and (expense)

Other income for the current nine-month period increased by $10,692 due to scrap sales sold. Interest expense for the nine months ended June 30, 2018, reflected a $97,396 expense as compared to $95,212 expense for the nine months ended June 30, 2017, an increase of $2,184 due to higher interest expense under our bank term loan resulting from an increase in the rate of interest under such loan.

Net income/(loss)

For the nine months ended June 30, 2018, we had net income of $16,495 compared to a net loss of $108,314 for the nine months ended June 30, 2017, a difference of $124,809. The net income increase during the current period was a result of higher sales.

Net earnings/(loss) per common share

The net income of $16,495 for the nine months ended June 30, 2018, as well as the net loss of $108,314 for the nine months ended June 30, 2017, when divided by the number of common shares outstanding of 48,053,084 basic shares in both periods resulted in a net income per share and a loss per share of less than $0.01, respectively.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Nine Months Ended
Liquidity and capital resources	6/30/2018	6/30/2017
Net cash provided by operating activities	$55,771	$147,419
Net cash provided/(used) in investing activities	-	-
Net cash used in financing activities	(54,282)	(146,792)
Net increase in cash and cash equivalents	$1,489	$627

At June 30, 2018, we had cash and cash equivalents of $41,834 as compared to $40,345 at September 30, 2017, an increase of $1,489 or 3.7%.

Cash Flows Provided/(Used) in Operating Activities

Net cash provided in operating activities for the nine-months ended June 30, 2018, was $55,771 compared to cash provided of $147,419 in 2017, a decrease of $91,648 or 62.2%.

During the nine months ended June 30, 2018, we had net income of $16,495 as compared to a net loss of $108,314 for the same period in the prior year.

In the current nine-month period, the Company had non-cash expenses for depreciation of $5,376 and $20 bad debt expense.

A decrease in accounts receivable in the current period of $80,360 was offset by a decrease in accounts payable of $89,834 As of June 30, 2018, commission advances decreased by $22,648, inventory increased by $33 and, other current assets decreased by $1,428 due to a decrease in employee’s advances.

Cash Flows Provided/(Used) in Investing Activities

There was no cash flow used in investing activities for the period ended June 30, 2018 or 2017.

Cash Flows Used in Financing Activities

During the nine months ended June 30, 2018, cash used in financing activities was $54,282 compared to cash used in financing activities of $146,792 during the same period in 2017. During the current nine-month period, the Company made payment on its term loan of $42,782 and repaid net advances from our CEO of $11,500.

On December 3, 2015, we entered into a new fixed term loan agreement with a bank of $711,376 the proceeds of which were used to repay our previous line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2018, the loan balance was $563,223. The current rate of interest under the loan is 5% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

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

During the nine months ended June 30, 2018, we received advances of $186,000 from Mr. Shrewsbury and repaid $197,500 in cash advances to Mr. Shrewsbury, bringing the total outstanding advance balance to $22,487. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

As of June 30, 2018, the Company had an accrued liability in the amount of $376,179 due to Jose Fuentes, CFO, for past services.

Financial Condition and Going Concern Uncertainties

Since inception, the Company, with a few exceptions has not generated sufficient cash to fund its operations and has incurred operating losses. As of June 30, 2018, the Company’s accumulated deficit was $15,539,441. Currently, in addition to funds from operations, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan that is guaranteed by Mr. Shrewsbury to finance its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which are dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our operations.

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

As of June 30, 2018, we had cash and cash equivalents of $41,834 as compared to $40,345 as of September 30, 2017.

Our accounts receivable was $377,863 as of June 30, 2018, as compared to $458,203 as of September 30, 2017, a decrease of $80,340 or 17.5%. The lower June 30, 2018 receivable balance is the direct result of a significant number of customers submitting payments at the end of the current quarter.

Inventory was $1,690,383 as of June 30, 2018, as compared to $1,690,350 as of September 30, 2017, an increase of $33.

Accrued liabilities were reduced from $548,218 as of September 30, 2017 to $492,274 as of the nine-month ended June 30, 2018, a reduction of $55,944. A reduction in accrued payroll and payroll taxes account for the lower accrued liabilities balance as of June 30, 2018.

Accounts payable for the nine months ended June 30, 2018, were $564,939 as compared to $654,773 as of September 30, 2017, a decrease of $89,834 or 13.7%. The decrease in accounts payable is due to large payments to a major supplier on invoices due at the end of the current quarter.

During the nine months ended June 30, 2018, our accumulated deficit decreased from $15,555,936 to $15,539,441, a decrease of $16,495 due to the reported net income during the nine months ended June 30, 2018.

During the nine months ended June 30, 2018, the Company’s net income was $16,495 compared to a net loss of $108,314 for the comparable period in 2017. The loss reduction is due to increased sales of our rail and mining related products.

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

Bank Loan

On December 3, 2015, we obtained a term loan from Town Square Bank of $711,376. We used proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2018, the loan balance was $563,223.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.00% per annum. In the event of a default, interest under the loan may be increased by 2%. The loan is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO.

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

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man life insurance purchased by us on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of June 30, 2018, accrued interest on the note was $434,521.

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

As of June 30, 2018, Mr. Shrewsbury had advanced an aggregate of $22,487 to the Company. The advances do not bear interest and are repayable upon demand. As of June 30, 2018, the Company also has a payable of $78,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations as of June 30, 2018 and September 30, 2017.

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

As of June 30, 2018, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $22,487. We have outstanding accounts payable of $564,939 and other accrued liabilities of $926,795, including $376,179 due to our CFO, Jose Fuentes, for services. Also, the Company owes $563,223 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns. The Company also has a $78,000 payable for warehouse lease rental due to Mr. and Mrs. Shrewsbury.

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

We had net income of $16,495 for the nine-months ended June 30, 2018 and a net loss of $108,314 for the same period in 2017. At June 30, 2018 and September 30, 2017, we had accumulated deficits of $15,539,441 and $15,555,936, respectively. We may need to obtain additional financing or incur additional debt to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past, we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

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

TX HOLDINGS, INC.

By:	/s/ William L. Shrewsbury William L. Shrewsbury Chief Executive Officer (Principal Executive Officer) Dated: July 23, 2018	By:	/s/ Jose Fuentes Jose Fuentes Chief Financial Officer (Principal Financial and Accounting Officer) Dated: July 23, 2018