Form 10-K
period 2018-09-30
TX Holdings, Inc.
filed 2018-12-19
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2018 OR
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

The aggregate market value of the voting common equity held by non-affiliates based upon the average bid and asked prices for the Common Stock on March 31, 2018, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Markets Group, Inc.’s OTCPINK was approximately $684,828.

As of December 19, 2018, the number of shares of the registrant’s common stock outstanding was 48,053,084.

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

●	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
●	statements about expected future sales trends for our products;
●	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
●	other statements about our plans, objectives, expectations and intentions; and
●	factors that are described in the Risk Factor section of this Annual Report on Form 10-K for the year ended September 30, 2018.

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

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2018

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

As of September 30, 2018, Mr. Shrewsbury had advanced to the Company an additional $92,487 which is not interest bearing and is repayable upon demand.

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

Although, the Company has experienced an increase in sales starting in the second fiscal quarter of 2017 as compared to the two prior years, when the U.S. Coal industry was facing declining U.S. coal production and bankruptcies and restructurings among certain U.S. coal companies, the demand for, and production of, coal continue to be adversely affected by several factors, including increased environmental regulation in the U.S., declining coal consumption in the electric power sector, increased competition from natural gas, and a strong U.S. dollar.

The U.S. Energy Information Administration (EIA) forecasted in its Short-Term Energy Outlook (STEO) released October 10, 2018, that U. S. coal production will decline by 2% to 756MMst in 2018, despite a 12% (11MMst) increase in coal export. The production decrease is largely attributable to a forecast decline of 4% (26MMst) in domestic coal consumption in 2018. EIA expects coal production to decline by 2% (13MMst) in 2019 because it forecasts that coal exports and coal consumption will decrease by 7% and 5%, respectively.

EIA expects the share of U.S. total utility-scale electricity generation from natural gas to rise from 32% in 2017 to 35% in both 2018 and 2019 and, the forecast for electricity generation share from coal averages 28% in 2018 and 27% in 2019, down from 30% in 2017.

Electricity generators that use fossil fuels continue to be the most common sources of electricity generation in most states. In all but 15 states, coal, natural gas, or petroleum liquids were the most-used electricity generation fuel in 2017. Since 2007, the number of states where coal was the most prevalent electricity generation fuel has fallen as natural gas, nuclear or hydroelectricity have gained market share. In 2017 coal provided the largest generation share in 18 states, down from 28 states in 2007 and natural gas had the largest share in 16 states up from 11 in 2007.

Coal production for the first six months of 2018 was 368 MMst, 16 MMst (4%) lower than in the same period in 2017. Coal production is expected to decrease by 2% in 2018 and by 2% in 2019.

Coal exports for the first six months of 2018 totaled 58 MMst, compared to 44MMst in 2017 or 62% higher than the prior year. EIA expects growth in coal exports for all 2018 forecast at 108 MMst, representing a 12% increase over 2017.

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

Customers

We distribute and sell our mining supplies and rail products principally to certain coal mining companies located in Ohio, Pennsylvania, Kentucky and West Virginia and certain distributors. Our customers include both large and small mining companies and operators. During the year ended September 30, 2018, one customer accounted for approximately 35% of our revenues (15% in 2017), and accounted for 45% of our accounts receivable as of the year end, one customer accounted for approximately 11% of our revenues (7% in 2017), one customer accounted for approximately 9% of our revenues (4% in 2017), one customer accounted for approximately 9% of our revenues (30% in 2017), three customers accounted for approximately 6% each of our revenues (1%,1% ,and 2% respectively, in 2017) and accounted for a cumulative 7% of our accounts receivable as of the year end (3% as of the year ended September 30, 2017), and one customer accounted for 9% of our accounts receivable as of the year end. The loss of any one or more of our major customers or if our inability to collect on outstanding accounts receivable from one or more of these customers could have a material adverse effect on our business and financial condition. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers.

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

Research and Development Expenditure

No research and development cost was incurred in 2018 or 2017.

Employees

As of September 30, 2018, we employed four full-time employees and one part-time employees. None of our employees are a party to a collective bargaining agreement and we believe our relationship with our employees is good. Also, we employ certain consultants and independent contractors on a regular basis to assist in the marketing and sale of our products. Our sales agents are compensated on a commission basis.

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

We are in the business of distributing and selling mining supplies and rail products to U.S. coal mining companies and operators and were a development stage company until March 31, 2012. We have encountered unforeseen costs, expenses, problems, difficulties and delays frequently associated with new ventures, and these costs, expenses, problems, difficulties and delays may continue. We have incurred losses for fiscal 2018 and 2017, and there is no assurance we will be successful in the future. We anticipate our operating expenses will increase if and as our business expands or if we pursue additional business opportunities we will need to generate revenues sufficient to meet all of our expenses to achieve profitability and obtain additional financing to fund such expenses. However, such financing may not be available to us or may be available upon terms that are not acceptable to us.

We incurred a net loss in fiscal years 2018 and 2017 and a net income for 2013 and 2014 fiscal years. Prior to fiscal 2013, we had a history of net losses. We can provide no assurance we will be profitable in the future. If we fail to achieve profitability, we may need to reduce or eventually cease our operations.

We had net losses of $55,200 in 2018 and $124,506 in 2017. At September 30, 2018 and 2017, we had accumulated deficits of $15,611,136 and $15,555,936, respectively. Based on current expectations, we may need to obtain additional financing to expand our mining and mining rail supplies distribution business. Also, we require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs.

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

As of September 30, 2018, we have incurred debt due to Mr. Shrewsbury, our CEO, in the form of a note and advances in the aggregate amount of $2,092,487 of which $2,000,000 is covered by a note due in February 24, 2024, and advances, which are due on demand, of $92,487. We have outstanding accounts payable of $529,853 and other accrued liabilities of $500,636, which includes $459,726 accrued interest on the note due to our CEO. Also, as of September 30, 2018, we owed $549,050 on a bank term loan. Under the term loan, we are required to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. The term loan is secured by our inventory and accounts receivable and guaranteed by our CEO. Also, under the term loan, without the consent of the bank, we are not permitted to incur any indebtedness other than trade debt incurred in the ordinary course. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding loans when they become due and advances if our chief executive officer demands their repayment.

There may be some doubts about our ability to continue as a going concern and, if we are unable to continue our business, our shares may have little or no value.

Our independent registered public accounting firm’s report on our financial statements included in our annual report on Form 10-K for the years ended September 30, 2018 and 2017, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

We depend on a small number of customers for a substantial portion of our revenues. The loss of one or more of these customers, or our inability to collect outstanding receivables from such customers could have a material adverse effect on our financial results.

Our customers include both large and small mining companies and operators. During the year ended September 30, 2018, one customer accounted for approximately 35% of our revenues (15% in 2017), and accounted for 45% of our accounts receivable as of the year end, one customer accounted for approximately 11% of our revenues (7% in 2017), one customer accounted for approximately 9% of our revenues (4% in 2017), one customer accounted for approximately 9% of our revenues (30% in 2017), three customers accounted for approximately 6% each of our revenues (1%,1% ,and 2% respectively, in 2017) and accounted for a cumulative 7% of our accounts receivable as of the year end (3% as of the year ended September 30, 2017), and one customer accounted for 9% of our accounts receivable as of the year end. The loss of any one or more of our major customers or if our inability to collect on outstanding accounts receivable from one or more of these customers could have a material adverse effect on our business and financial condition. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers. Although we are seeking to diversify our customer base and reduce our reliance upon sales to a small number of large mine operators, we expect sales to such customers to continue to constitute a significant portion of our revenues in the near term.

Exchange rate fluctuations and import tariffs could cause a decline in our financial condition and results of operations.

We import most of our mining supplies products from overseas. Fluctuations in exchange rates on foreign currencies and import domestic tariffs could adversely affect our results in the event that our imported products sales prices cannot be increased to offset a potential exchange fluctuation or imposed tariffs negative impact. From time to time, as and when we determine it is appropriate and advisable to do so, we will seek to mitigate the effect of exchange rate fluctuations through the use of derivative financial instruments. We cannot assure that we will continue this practice or be successful in these efforts.

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

As of September 30, 2018, our directors and executive officers beneficially owned approximately 24.14% of our shares of common stock. Our directors and executive officers are entitled to cast an aggregate of approximately 11,599,317 votes on matters submitted to our stockholders for a vote or approximately 24.14% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

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

Our principal executive offices and other facilities consist of approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, which we lease from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014, the parties agreed to extend the lease for an additional 24 month period upon the same terms and conditions. Subsequently, the Company has extended the lease twice upon the same terms and conditions with a new ending term of August 31, 2019. As of September 30, 2018, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $84,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

ITEM 3.	LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.

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

Quarter Ended	High	Low
	$	$
September 30, 2018	0.020	0.010
June 30, 2018	0.024	0.015
March 31, 2018	0.034	0.016
December 31, 2017	0.017	0.009

September 30, 2017	0.012	0.008
June 30, 2017	0.020	0.008
March 31, 2017	0.025	0.006
December 31, 2016	0.010	0.003

As of September 30, 2018, there were approximately 655 holders of record of our shares of common stock.

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

Unregistered Sales of Equity Securities

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent. The warrants were issuable over a four-year period in equal tranches of 50,000. The first tranche was issued on July 1, 2012, followed by additional tranches every six months thereafter with the last tranche to be issued on January 1, 2016. The warrants were exercisable at a price of $0.10 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets, become exercisable upon the date of issuance and expire two years after the date of such issuance. The warrants were issuable in reliance upon the exemption from the registration requirements under the Securities Act set forth in Section 4(a)(2) of the Securities Act and/or Rule 506 of Regulation D promulgated thereunder. As of September 30, 2018, all warrants issuable to the sales agent have expired, with the last 50,000 tranche expiring on January 1, 2018.

Purchases of Equity Securities

We did not purchase any of our equity securities during the year ended September 30, 2018.

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

Our independent registered public accounting firm’s report on our financial statements for the years ended September 30, 2018 and September 30, 2017, contains an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern.

Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in the Risk Factors section in this report.

Business and Operational Overview

Our Business

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

Recent Developments in U.S. Coal Industry

Although, the Company has experienced an increase in sales starting in the second fiscal quarter of 2017 as compared to the two prior years, when the U.S. Coal industry was phasing declining U.S. coal production and bankruptcies and restructurings among certain U.S. coal companies, the demand for, and production of, coal continue to be adversely affected by several factors, including increased environmental regulation in the U.S., declining coal consumption in the electric power sector, increased competition from natural gas, and a strong U.S. dollar.

The U.S. Energy Information Administration (EIA) forecasted in its Short-Term Energy Outlook (STEO) released October 10, 2018, that U. S. coal production will decline by 2% to 756MMst in 2018, despite a 12% (11MMst) increase in coal export. The production decrease is largely attributable to a forecast decline of 4% (26MMst) in domestic coal consumption in 2018. EIA expects coal production to decline by 2% (13MMst) in 2019 because it forecasts that coal exports and coal consumption will decrease by 7% and 5%, respectively.

EIA expects the share of U.S. total utility-scale electricity generation from natural gas to rise from 32% in 2017 to 35% in both 2018 and 2019 and, the forecast for electricity generation share from coal averages 28% in 2018 and 27% in 2019, down from 30% in 2017.

Electricity generators that use fossil fuels continue to be the most common sources of electricity generation in most states. In all but 15 states, coal, natural gas, or petroleum liquids were the most-used electricity generation fuel in 2017. Since 2007, the number of states where coal was the most prevalent electricity generation fuel has fallen as natural gas, nuclear or hydroelectricity have gained market share. In 2017 coal provided the largest generation share in 18 states, down from 28 states in 2007 and natural gas had the largest share in 16 states up from 11 in 2007.

Coal production for the first six months of 2018 was 368 MMst, 16 MMst (4%) lower than in the same period in 2017. Coal production is expected to decrease by 2% in 2018 and by 2% in 2019.

Coal exports for the first six months of 2018 totaled 58 MMst, compared to 44MMst in 2017 or 62% higher than the prior year. EIA expects growth in coal exports for all 2018 forecast at 108 MMst, representing a 12% increase over 2017.

Continued distress in the U.S. coal mining industry will materially affect the demand for our products.

Results of Operations

Our revenues for the year ended September 30, 2018, were $3,840,095 as compared to $3,006,599 for 2017.

Gross profit in the year decreased by 10.6% when compared to 2017.

We had a net loss of $55,200 in fiscal 2018 compared to a net loss of $124,506 in 2017. The year ended September 30, 2018, is the fourth fiscal year in which we have reported a net loss after two previously profitable years. The current year loss is a direct result of lower sales margins during the current year.

Liquidity and Capital Resources

At September 30, 2018, we had cash and cash equivalents of $36,609 compared to cash and cash equivalents of $40,345 at September 30, 2017 a decrease of $3,736.

Net cash used in operating activities was $5,281 during the year ended September 30, 2018, comparing negatively to net cash provided by operating activities of $258,040 in 2017.

There was no cash flow from investing activities for either 2018 or 2017.

Cash provided by financing activities during the current year was $1,545 as compared to cash used in financing activities of $220,757 in 2017. The current year cash provided by financing activities resulted from stockholder’s net advances of $58,500, partially offset by a repayment of our term loan of $56,955. During 2017, cash used by stockholder’s net advance repayment was $164,650 and cash repayment of our term loan was $56,107.

Mr. William Shrewsbury, our Chairman and CEO, has provided financing in the form of a consolidated promissory note in the amount of $2,000,000 (“Consolidated Note”) on which we have accrued interest of $459,726, and the principal and interest under the Consolidated Note is due February 24, 2024 The principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. The Consolidated Note is secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of September 30, 2018, Mr. Shrewsbury had also provided non-interest-bearing advances to us of $92,487.

In November, 2012, we obtained a bank line of credit of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and accounts receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The new loan is for a term of five years and matures on December 3, 2020. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.25 % per annum.

Our indebtedness to Mr. Shrewsbury is subordinated to the new bank loan. During the current year, we repaid $56,955 leaving an outstanding balance of $549,050 under the new loan.

Our success is dependent upon our ability to increase sales of our rail products and mining supplies, of which there can be no assurance.

We were incorporated in the State of Georgia in May, 2000.

Results of Operations

Year Ended September 30, 2018 Compared with Year Ended September 30, 2017

Revenues from Operations

Revenues for 2018 and 2017 were$3,840,095 and $3,006,599, respectively, an increase for 2018 of $833,496 or approximately 27.7%. The increase in revenue in 2018 resulted from higher sales as U.S. coal mine operators continue ramping-up operations and opening new, or re-opening previously closed, mines to meet the higher demand for coal. Sales to new customers during 2018 account for incremental sales over the prior year.

Cost of Goods Sold

During 2018, cost of goods sold was $3,184,900 as compared to cost of goods sold of $2,273,214 for 2017, an increase of $911,686 or 40.1%. The increase in cost of goods is solely related to the increase in sales over the prior year and, the sale of higher cost products in the current year. Cost of goods sold as a percentage of sales increased from 75.6% in 2017 to 82.9% in 2018.

Gross Profit

Gross profit for 2018 was $655,195, a decrease of $78,190 or 10.6% when compared to 2017. The lower gross profit is the result of higher sales of lower margin products during 2018 as compared to 2017.

Operating Expenses

The Company incurred operating expenses of $597,463 in 2018 as compared to $742,941 in 2017, a decrease of $145,478 or approximately 19.6%. As a percentage of revenue, operating expenses decreased from 24.7% in 2017 to 15.6% in 2018. The decrease is attributed to the impact of our fixed operating expenses while generating higher revenue during 2018.

The following table details the components of operating expenses, as well as the dollar and percentage changes for the year end periods.

	Year Ended
	9/30/2018	9/30/2017	$ Change	%Change
Operating Expense
Commission expense	$159,027	$149,884	$9,143	6.1
Professional fees	23,840	16,739	7,101	42.4
Bad debt expense	37,672	6,936	30,736	443.1
Depreciation expense	7,168	9,799	(2,631)	(26.9)
Other operating expense	369,756	559,583	(189,827)	(33.9)
Total	$597,463	$742,941	$(145,478)	(19.6)

Commission expense for the year ended September 30, 2018 was $159,027 compared to $149,884 for the same period in 2017, an increase of $9.143 or 6.1%. The higher commission, during the year ended September 30, 2018, is a direct result of the increased sales resulting from operational increase in the domestic coal mining industry. As a percentage of revenue, commission expense decreased from 5.0% in 2017 to 4.1% in 2018.

Professional fees increased $7,101 or 42.4% for the year ended September 30, 2018, as compared to the prior year. The higher expenses were the result of higher legal expenses, related to general corporate matters, of $7,101 or 42.4%.

Bad debt expense increased $30,736 or 443.1% for the twelve months ended September 30, 2018, as compared to the prior year. Bad debt expense recorded for one customer filing for bankruptcy accounted for the higher expense.

Depreciation expenses decreased by $2,631 or 26.9% in 2018 as compared to 2017. The lower depreciation resulted from a delivery truck becoming fully depreciated in 2017.

For the year ended September 30, 2018, other operating expenses were $369,756, a decrease of $189,827 or 33.9% from the $559,583 incurred during 2017. The lower operating expenses resulted from the write-off of the Bag Rack inventory ($144,726) in 2017 and, lower compensation ($32,053) and lower Board Fees ($7,500) in 2018.The Bag rack inventory write-off resulted from management’s decision to exit the business as product sales did not materialize.

Income/( Loss) from Operations

For 2018, we had income from operations of $57,732 as compared to a loss of $9,556 in 2017, an increase of $67,288. The increase in income from operations resulted from the write-off of the Bag Rack inventory ($144,726) in 2017 partially offset by lower profit margins on sales ($78,190) in 2018.

Other Income and (Expense)

Other expense was $112,932 in 2018 as compared to $114,950 in 2017, a decrease of $2,018. The decrease resulted from higher scrap sales of $5,386 in 2018 offset by higher interest expense of $3,068 in 2018, associated with our term loan.

Net Loss.

During 2018 the Company had a net loss of $55,200 compared to a net loss of $124,506 for 2017, representing a net loss decrease of $69,306. The decrease resulted from the inventory write-off of our Bag Rack operations in 2017 of $144,726 partially offset by an increase in bad debt expense of $30,736 in 2018 over the prior year.

Net Loss Per Common Share

Net earnings per share (basic and diluted) as a result of the net loss remains a negative $0.00 in 2018, compared to a negative $0.00 in the prior year.

Net Operating Loss Carry Forward for Tax Purposes

As of September 30, 2018, the Company had tax net operating loss carry forwards totaling approximately $8,199,000, which expire in 2018 through 2038. Approximately $1,200,000 of such net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in Section 382 of the Internal Revenue Code.The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets will ever be used. A deferred tax asset can be used only if there is future taxable income, of which there can be no assurance.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by/(used in) operating, investing and financing activities:

	Twelve Months Ended
Liquidity and capital resources	9/30/2018	9/30/2017
Net cash provided /(used) in operating activities	$(5,281)	$258,040
Net cash provided/(used) in investing activities	—	—
Net cash provided/(used) in financing activities	1,545	(220,757)
Net increase/(decrease) in cash equivalents	$(3,736)	$37,283

At September 30, 2018, the Company had cash and cash equivalents of $36,609 compared to cash and cash equivalents of $40,345 at September 30, 2017 a decrease of $3,736. The decrease in cash is the direct result of the net cash used in operating activities of $5,281 partially offset by net cash from financing activities of $1,545.

Cash Flows Provided/(Used) in Operating Activities

Cash used in operating activities during 2018 was $5,281 as compared to cash provided by operating activities of $258,040 during 2017.

During the year ended September 30, 2018, the Company incurred a net loss of $55,200.

An increase in inventory (current and non-current) of $108,190 and a decrease in accounts payable of $124,920 were partially offset by a decrease in accounts receivable of $160,877, a decrease in commission advances of $22, 648 and an increase in accrued liabilities of $28,418.

Accounts receivable decreased by $160,877 compared to an increase of $229,737 during 2017. The receivable decrease is the result of managing the account receivable balance commensurate with sales levels and, several customers payments received during the last week of the current year end.

Accrued liabilities as of September 30, 2018, increased by $28,418. The increase results primarily from accrued interest of $100,000 on a loan due to Mr. Shrewsbury, partially offset by a reduction in accrued payroll related expenses of $68,000 in 2018.

Accounts payable decreased $124,920 in 2018 compared to a $29,686 increase in the prior year. The decrease is the result of higher payments of vendors’ outstanding payables.

Cash Flows Used in Investing Activities

There were no investing activities during 2018 or 2017.

Cash Flows Provided/(used) in Financing Activities

During 2018, cash provided by financing activities was $1,545 as compared to cash used in financing activities of $220,757 during 2017. During 2018, the Company repaid $56,955 on the outstanding term loan and received proceeds from stockholder/officer’s net advances of $58,500. In 2017 the Company repaid $56,107 on the term loan and repaid net advances from our CEO of $164,650.

The Company’s primary source of financing during 2018 was advances received from our CEO.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the loan. The loan which was refinanced in December 2015 was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. Interest on the loan was payable monthly and was calculated on the basis of a variable index. As of September 30, 2015, the Company had borrowed $712,449 under the loan. The rate of interest under the loan was 3.25% per annum. Principal, interest and collection costs under the loan were guaranteed by Mr. Shrewsbury. On December 3, 2015, we obtained a new term loan from the bank in the amount of $711,376. We utilized the proceeds of the new loan to repay the line of credit. The new loan is for a term of five years and matures on December 3, 2020. During the term of the loan we have agreed to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $391, 896. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The new loan is secured by a priority security interest in our inventory and accounts receivable and guaranteed by our CEO. As of September 30, 2018 the term loan balance is $549,050.

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

During 2018, the Company received $256,000 in cash advances from Mr. Shrewsbury and repaid $197,500, bringing the total outstanding advance balance to $92,487. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Property and Equipment, net, was $39,812 as of September 30, 2018 compared to $46,980 as of September 30, 2017. Delivery equipment depreciation recorded in the current year accounts for the reduction in Property and Equipment.

As of September 30, 2018, the Company had accrued and unpaid an amount of $358,179 due to Jose Fuentes, CFO, as payment for past services.

Financial Condition and Going Concern Uncertainties

Since inception, except for the six consecutive quarters ended June 30, 2014, and the fiscal year ended September 30, 2017, we have not generated sufficient cash to fund operations and have incurred operating losses. Currently, the Company will continue to rely substantially upon financing provided by Mr. Shrewsbury, our CEO, and secured bank indebtedness to fund its operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which in turn, is dependent on our ability to meet our financial requirements, upon the continued provision of financing by Mr. Shrewsbury and under the Company’s term loan, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2018, contains an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of September 30, 2018, the Company had cash and cash equivalents of $36,609 as compared to $40,345 as of September 30, 2017.  The $3,736 decrease in cash resulted primarily from an increase in inventory ($108,190) and a decrease in accounts payable ($124,920), partially offset by cash generated from a decrease in receivable ($160,877) and net cash advances from our CEO ($58,500).

The Company’s accounts receivable was $259,694 as of September 30, 2018, as compared to $458,203 as of September 30, 2017, a decrease of $198,509 or 43.3%. The decrease from managing the receivable balance to appropriate sales related levels and large payments from several customers received the last week of the current year.

Inventory was $1,798,540 as of September 30, 2018 as compared to $1,690,350 as of September 30, 2017, an increase of $108,190 or 6.4%. The inventory increase is attributable to the increase in sales ((27.7%) in the current year over the prior year.

During 2018, our stockholders’ deficit increased from $15,555,936 in the prior year to 15,611,136, an increase of $55,200 or 0.3%. The net loss for the year ended September 30, 2018 accounts for the increase in stockholders’ deficit.

During the year ended September 30, 2018, the Company’s net loss was $55,200 compared to a net loss of $124,506 for 2017 representing a loss decrease of $69,306. The decrease can be directly attributed to an inventory write-off of $144,726 recorded in the prior year partially offset by $78,190 lower sales margins in the current year as compared to the prior year.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO.

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

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance purchased by the Company on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of September 30, 2018, accrued interest on the note was $459,726

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

As of September 30, 2018, Mr. Shrewsbury had advanced an aggregate of $92,487 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2018, the Company also has a payable of $84,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual and interim reporting periods beginning after December 15, 2017. The standard permits early adoption, but not before December 15, 2016, and permits the use of either a retrospective or cumulative effect transition method.

Based on our assessment, we ascertained the new standard does not have a material impact on our financial position and results of operations, and the new standard will be adopted commencing the first interim fiscal period of 2019. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our annual periods, including interim periods therein, beginning on or after January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We currently have a one-year warehouse lease which we consider an operating lease. The new standard will have no impact on our financial statements and, the lease will continue to be recorded on a straight-line basis for the remaining lease term.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Disclosure in response to this item is not required of a smaller reporting company.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's consolidated balance sheets as of September 30, 2018 and 2017 and the related consolidated statements of operations, consolidated changes in stockholders’ deficit and consolidated cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

TX HOLDINGS, INC.

CONSOLIDATED FINANCIAL STATEMENTS - TABLE OF CONTENTS
For the Years Ended September 30, 2018 and 2017

Page(s)

Report of Independent Registered Public Accounting Firm	26

Audited Financial Statements:

Consolidated Balance Sheets at September 30, 2018 and 2017	27

Consolidated Statements of Operations for the years ended September 30, 2018 and 2017	28

Consolidated Statements of Changes In Stockholders' Deficit for the years ended September 30, 2018 and 2017	29

Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017	30

Notes to Consolidated Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TX Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of TX Holdings, Inc. (the “Company”) at September 30, 2018 and 2017 and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “consolidated financial statements”).  In our opinion, the consolidated financial statements present fairly, in all material respects, the consolidated financial position of the Company as of September 30, 2018 and 2017, and the results of its consolidated operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the consolidated financial statements, the Company has not generated sufficient cash to fund its operations and relies substantially upon financing from a related party.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

 These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s consolidated financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

December 19, 2018

We have served as the Company’s auditor since 2010.

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements
TX HOLDINGS, INC.
CONSOLIDATED BALANCE SHEETS
September 30, 2018 and 2017
	September 30,	September 30,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$36,609	$40,345
Accounts receivable, net of allowance for doubtful accounts of $ 0 at September 30, 2018 and September 30, 2017	259,694	458,203
Inventory	1,798,540	1,690,350
Commission advances	—	22,648
Other current assets	1,100	2,886
Total current assets	2,095,943	2,214,432

Property and equipment, net	39,812	46,980
Note receivable	—	—
Other	—	500
Total Assets	$2,135,755	$2,261,912

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses, primarily to officers, (Note 6)	$416,636	$488,218
Accounts payable	529,853	654,773
Accrued interest to officer	459,726	359,726
Advances from officer, (Note 6)	92,487	33,987
Stockholder/officers advances for operations-warehouse rent, (Note 6)	84,000	60,000
Bank-term loan-current portion	59,419	606,005
Total current liabilities	1,642,121	2,202,709

Bank-term loan,less current portion	489,631	—
Note payable to officer, (Note 6)	2,000,000	2,000,000
Total Liabilities	4,131,752	4,202,709

Commitments and contingencies, (Note 10)

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	—	—
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at September 30, 2018 and September 30, 2017	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,611,136)	(15,555,936)
Total stockholders' deficit	(1,995,997)	(1,940,797)
Total Liabilities and Stockholders' Deficit	$2,135,755	$2,261,912

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2018 and 2017
	September 30,	September 30,
	2018	2017

Revenue	$3,840,095	$3,006,599

Cost of goods sold	(3,184,900)	(2,273,214)

Gross profit	655,195	733,385

Operating expenses, except items shown separately below	369,756	559,583
Commission expense	159,027	149,884
Professional fees	23,840	16,739
Bad debt expense	37,672	6,936
Depreciation expense	7,168	9,799
Total operating expenses	597,463	742,941

Income/(loss) from operations	57,732	(9,556)

Other income and (expense):
Other income	16,124	11,038
Interest expense	(129,056)	(125,988)

Total other income and (expense), net	(112,932)	(114,950)

Net loss	$(55,200)	$(124,506)

Net loss per common share
Basic	$0.00	$0.00

Weighted average of common shares outstanding-
Basic	48,053,084	48,053,084

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Years Ended September 30, 2018 and 2017

	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2016	—	$—	48,053,084	$9,293,810	$4,321,329	$(15,431,430)	$(1,816,291)

Net loss	—	—	—	—	—	(124,506)	(124,506)

Balance at September 30, 2017	—	$—	48,053,084	$9,293,810	$4,321,329	$(15,555,936)	$(1,940,797)

Net loss	—	—	—	—	—	(55,200)	(55,200)

Balance at September 30, 2018	—	$—	48,053,084	$9,293,810	$4,321,329	$(15,611,136)	$(1,995,997)

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2018 and 2017
	September 30,	September 30,
	2018	2017
Cash flows provided by/(used in) operating activities:
Net loss	$(55,200)	$(124,506)
Adjustments to reconcile loss to net cash provided by/(used in) operating activities:
Depreciation expense	7,168	9,799
Bad debt expense	37,632	6,936
Write-off of note receivable	—	29,983
Changes in operating assets and liabilities:
Accounts receivable, net	160,877	(229,737)
Inventory	(108,190)	415,668
Commission advances	22,648	46,070
Other current assets	1,786	(2,750)
Other assets	500	—
Accrued liabilities, primarily to officer, (Note 6)	28,418	46,891
Accounts payable	(124,920)	29,686
Stockholder/officers advances for operations-warehouse rent	24,000	30,000
Net cash provided by/(used in) operating activities	(5,281)	258,040

Cash flows provided by/(used in) investing activities:
Net cash provided by/(used in) investing activities	—	—

Cash flows provided by/(used in) financing activities:
Repayment of bank term loan	(56,955)	(56,107)
Proceeds from officer advances	305,900	111,150
Repayment of officer advances	(247,400)	(275,800)
Net cash provided by/(used in) financing activities	1,545	(220,757)

Increase/(decrease) in cash and cash equivalents	(3,736)	37,283
Cash and cash equivalents at beginning of period	40,345	3,062

Cash and cash equivalents at end of period	$36,609	$40,345

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$27,262	$25,988
Cash paid during the year for taxes	$—	$—

The accompanying notes are an integral part of the consolidated financial statements.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

BUSINESS

TX Holdings, Inc, a Georgia corporation (the "Company"), is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail products to United States’ coal mining companies and operators for use in their extraction and transportation processes. Our products are either shipped to our warehouse in Ashland, Kentucky, for distribution to our customers or shipped directly to our customers, including products we import once they have been received by us at a port and cleared customs. Our products are transported primarily by ground transportation to our customers. Shipping costs are born by our customers.

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

In connection with the Company’s business expansion, Mr. Shrewsbury, the Company’s Chairman and CEO, has provided us with financing in the form of loans and advances and has guaranteed our bank term loan.

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate certain indebtedness due to Mr. Shrewsbury in the aggregate amount of $2,000,000, including the principal due under a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued in exchange and in replacement therefor a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled, and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. In addition, in consideration of Mr. Shrewsbury agreeing to consolidate and restructure the foregoing indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock pursuant to the terms of a Non-Qualified Stock Option Agreement, issued February 25, 2014. The options were exercisable for a period of three years commencing April 1, 2014. The options were exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation, merger, or sale of all or substantially all of the assets. The options expired on March 31, 2017.

The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company who are also “qualified directors” within the definition set forth in Section 14-2-862 of the Georgia Corporation Code. Mr. Shrewsbury has also advanced the Company an additional $92,487 at September 30, 2018, which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS

Although the Company had positive cash flows during fiscal 2014 and 2013, the Company has not generated sufficient cash during succeeding years to fund its operations and relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a term loan that is guaranteed by Mr. Shrewsbury.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS-Continued

In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which, in turn, is dependent upon our ability to meet our financial requirements, upon the continued availability of financing from Mr. Shrewsbury and under the Company’s bank term loan, and the success of our future operations.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and calculated estimates that affect (a) certain reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements, and (c) the reported amounts of revenues and expenses during the reporting periods. Significant items subject to such estimates and assumptions include recoverability of long-lived and deferred tax assets. The Company bases its estimates on historical experience and various other common assumptions that management believes to be reasonable under the circumstances. Changes in estimates are recorded in the period in which they become known. Actual results could differ from those estimates.

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2018, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these deposits.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with its customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts is $0 at September 30, 2018 and 2017.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS-Continued

The Company wrote-off one uncollectable customer’s account, due to bankruptcy, in the amount of $38,920, during the current year. During fiscal year 2017 the Company wrote-off two uncollectable customer’s accounts in the amount of $1,115 and, also wrote-off a note receivable in the amount of $29,983, The note receivable had been issued in connection with the sale of an oil lease previously owned by the Company.

INVENTORY

The Company’s inventory consists of mine and rail inventory. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

The following table details the inventory components:

	Year Ended
	9/30/2018	9/30/2017
Inventory
Mining	$729,169	$878,628
Rail	1,069,371	811,722
Total	$1,798,540	$1,690,350

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

STOCK BASED COMPENSATION-Continued

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

POTENTIALLY DILUTIVE OPTIONS AND WARRANTS

As of September 30, 2018 there were no outstanding options and warrants. At September 30, 2017, the Company had 50,000 outstanding warrants which represented the remaining balance of 400,000 warrants issued to a sales agent, the warrants were not included in the twelve months ended September 30, 2017 calculation of diluted net loss per share since their inclusion will be antidilutive.

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2018 and 2017. The book value of those financial instruments that are classified as current assets or liabilities approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

The following table summarizes securities unissued at each of the periods presented which were not included in the calculation of diluted net earnings per share in 2018 and 2017.

	2018	2017

Unissued options and warrants	0	50,000

Total	0	50,000

RECENTLY ISSUED ACCOUNTING STANDARDS

In May 2014, the FASB issued ASU No.2014-09, Revenue from Contracts with Customers (Topic 606). This standard provides a single set of guidelines for revenue recognition to be used across all industries and requires additional disclosures. It is effective for annual reporting periods beginning after December 15, 2017, including interim reporting periods within those periods. The standard permits early adoption, but not before December 15, 2016, and permits the use of either a retrospective or cumulative effect transition method.

Based on our assessment, we ascertained the new standard does not have a material impact on our financial position and results of operations, and the new standard will be adopted commencing the first interim fiscal period of 2019. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning on or after January 1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We currently have a one-year warehouse lease which we consider an operating lease. The new standard will not have an impact on our financial statements as the current lease has a one year term and therefore, the lease will continue to be recorded on a straight-line basis for the remaining lease term.

TX HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2018 and 2017:

	2018	2017

Delivery truck/trailer	$69,164	$69,164
Other warehouse equipment	38,144	38,144

Less accumulated depreciation	(67,496)	(60,328)
	$39,812	$46,980

Depreciation expense of $7,168 and $9,799 were recognized during the years ended September 30, 2018 and 2017, respectively

NOTE 3 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2018 and 2017:

	2018	2017

Deferred tax assets:
Net operating losses	$1,559,000	$2,497,000
Accrued expenses	81,000	155,000
Valuation allowance	(1,640,000)	(2,652,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2018 were approximately $8,199,000. The Company has total net operating losses available to the Company to offset future taxable income of approximately $7,423,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

TX HOLDINGS, INC. NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES -Continued

	2018		2017
	Amount	Percent	Amount	Percent
Income tax expense/(benefit) at federal statutory rate	$(36,000)	(24)%	$(57,000)	(34)%
Change in estimate	1,025,000	-	(101,000)	-
Non-deductible expenses	23,000	-	15,000	(2)%

Increase/(decrease) in valuation allowance	(1,012,000)	24%	143,000	36%

Provision for income taxes, net	$-	-%	$-	-%

The Company’s valuation allowance attributable to its deferred tax assets decreased by $1,640,000 at September 30,2018 and, increased by $143,000 at September 30, 2017.

The Company has tax net operating loss carry forwards totaling approximately $8,199,000, expiring in 2018 through 2038. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

NOTE 4- STOCKHOLDERS' DEFICIT

PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, no par value. As of September 30, 2018 and 2017, there were no preferred shares issued and outstanding.

COMMON STOCK

Of the 250,000,000 shares of common stock, no par value, authorized for issuance by the Company, 48,053,084 shares were issued and outstanding as of September 30, 2018 and 2017.

STOCK WARRANTS AND OPTIONS

On May 16, 2012, the Board of Directors authorized the issuance of an aggregate of 400,000 common stock purchase warrants to a sales agent, over a period of four years. The agent was entitled to receive 50,000 warrants every six months for an aggregate of 400,000 warrants. The issuances are exercisable at a price of $0.10 per share, become exercisable upon issuance, and expire two years after the date issuable, the first tranche of 50,000 warrants were issuable effective July 1, 2012, and additional tranches of 50,000 were issuable every six months thereafter. As of September 30, 2018 there were no warrants outstanding with the last 50,000 tranche expiring on January 1, 2018. The warrants were not included in the calculation of diluted net earnings per share in 2017 since their inclusion would be anti-dilutive.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 4 - STOCKHOLDERS' DEFICIT-Continued

STOCK WARRANTS AND OPTIONS-Continued

On February 25, 2014, the Company issued 500,000 common stock purchase options to Mr. Shrewsbury. Commencing April 1, 2014, the options became exercisable at a price of $.0924 per share, the fair market value of the Company’s shares of Common Stock on the date of authorization by the Board of Directors, February 21, 2014. The options expired on March 31, 2017. The options were not included in the calculation of diluted earnings per share for the year ended September 30, 2017 since their inclusion would be anti-dilutive.

Following is a summary of stock warrants and options at September 30, 2018 and 2017 and activity during the years then ended:

	Number of	Exercise			Weighted
	Shares	Price			Average Price
Warrants/Options at September 30, 2016	650,000	$0.092	-	0.10	$0.095
New Issue	0		-		-
Forfeited	(600,000)	0.092	-	0.10	0.093
Warrants/Options at September 30, 2017	50,000		$0.10		$0.10
New Issue	0		-		-
Forfeited	(50,000)		0.10		0.10
Warrants/Options at September 30, 2018	0		$-		$-

There were no outstanding warrants and options at September 30, 2018.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 5 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.

NOTE 6– RELATED PARTY TRANSACTIONS

ADVANCES FROM OFFICER

As of September 30, 2018 and 2017, Mr. Shrewsbury had advanced an aggregate of $92,487 and $33.987, respectively, to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

PARK’S LEASE

In November 2006, the Company entered into a Purchase and Sale Agreement with Masada Oil & Gas, Inc. ("Masada”). Mr. Bobby S. Feller, a former director, is the owner of Masada and a prior member of the Company’s board. The Parks lease purchased from Masada covered 320 acres in which the company previously owned a 75% working interest and Masada owned the remaining 25%.On January 28, 2011, TX Holdings, Inc. entered into an agreement with Masada Oil & Gas Inc. to acquire the remaining 25% working interest in the Park’s lease. As part of the agreement, the Company also acquired a storage building and approximately two acres of land. In return, the Company agreed to relinquish an 8.5% working interest which it had in a different lease, pay the sum of $10,400 and, assume the current 25% lease owners’ liability in the amount of $17,000. On May 30, 2012, the Company sold 100% of the interest in the Parks lease for $80,000. The Company received a down payment of $40,000 and a note for the balance of $40,000. The note is secured by Park’s lease future production. On March 25, 2014, the storage building was sold for $18,000. The note receivable balance of $29,983 was written-off on September 30, 2017, as the amount was deemed uncollectible.

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

For the year ended September 30, 2018 and 2017, interest expense of $129,056 and $125,988, respectively, in the accompanying statements of operations, relates to the Consolidated Note and the term loan arrangement. Unpaid interest on the Consolidated Note payable for the amount of $459,726 and $359,726 has been accrued as of September 30, 2018 and 2017, respectively.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 6 – RELATED PARTY TRANSACTIONS-Continued

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014 the lease was extended for an additional two years, and on September 1, 2016 and subsequently September 1, 2018, the parties agreed to extend the lease for an additional two years term, respectively, upon the same terms and conditions. As of September 30, 2018, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $84,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the financial statements. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2018 and 2017, such trucking company was paid $73,385 and $57,773, respectively, for such trucking services, which were included in our cost of sales amount.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2018 and 2017 the amounts of such commission were $10,975 and $9,640, respectively, which are included in our commission expense amount.

ACCRUED OFFICER’S SALARY

As of September 30, 2018 and 2017, the Company had accrued and unpaid amounts of $358,479 and $416,179, respectively, due to Jose Fuentes, CFO, as payment for past services, which are included in our accrued liabilities amount.

ADVANCES FROM STOCKHOLDER AND OFFICER

Included in the financial statements as of September 30, 2018 and 2017 are advances from stockholder and officer of $92,487 and $33,987, respectively.

	September	September
	2018	2017

Beginning Balance	$33.987	$198,637
Proceeds from Stockholder/Officer advances	256,000	111,150
Repayment of stockholder/officer advances	(197,500)	(275,800)
Ending Balance	$92,487	$33,987

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 7 - NON CASH INVESTING AND FINANCING ACTIVITIES

None

NOTE 8 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new loan agreement with the Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of September 30, 2018, the loan balance was $549,050.

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

NOTE 8 – BANK LOAN- Continued

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The term loan is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all claims due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury.

TX HOLDINGS, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE 9 – CONCENTRATION OF RISKS

Significant Customers

At September 30, 2018 and 2017, the Company had the following customer concentration:

			Percentage of
			Accounts Receivable
	Percentage of Sales (%)		trade, net (%)
	September 30,	September 30,	September 30,	September 30,
	2018	2017	2018	2017

Customer A	35	15	45	*

Customer B	11	*	*	*

Customer C	*	*	*	17

Customer D	*	30	*	52

Customer E	*	*	14	*

Customer F	*	11	*	*

Customer G	*	*	*	10

*	Represent less than 10%

NOTE 10- COMMITMENTS AND CONTINGENCIES

None

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There have been no changes in or disagreements with accountants on accounting and financial disclosure.

ITEM 9A.	CONTROLS AND PROCEDURES

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of September 30, 2018, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.	OTHER INFORMATION

None.

PART III

ITEM 10.	DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our current executive officers and directors:

Name	Age	Title
William L. Shrewsbury	74	Chairman of the Board, Chief Executive Officer, and Director
Jose Fuentes	71	Chief Financial Officer and Director
Martin Lipper	84	Director

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

Jose Fuentes, Chief Financial Officer and Director. Mr. Fuentes has been Chief Financial Officer since May 12, 2008, a director of the Company since October 1, 2017. Commencing in 2006 and through 2007, Mr. Fuentes was our VP of Finance. Mr. Fuentes has over forty years of financial related experience including the energy sector. The majority of his early career, after leaving public accounting, was spent at Atlantic Richfield Co., where he held several progressively responsible financial roles including his most recent position as Vice President of Finance, Planning and Control for Arco Indonesia. From there, Mr. Fuentes served as Vice President of Finance and CFO at PJM Interconnection, LLC. Mr. Fuentes received a Bachelor of Science degree in accounting from Saint John’s University in New York and is a Certified Public Accountant.

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

The Board of Directors

The board oversees our business affairs and monitors the performance of management. During the year ended September 30, 2018, the board held no board meeting.

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

Based solely upon our review of Forms 3, 4 and 5 submitted to us pursuant to Rule 16a-3 under the Exchange Act, we believe that except as set forth below, all such forms required to be filed were timely filed by our executive officers, directors, and security holders required to file the forms during the fiscal year ended September 30, 2018.

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

The following table provides information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and one former “named executive officer” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($) (1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($) (2)	Total ($)
William L. Shrewsbury	2017	--	--	--	--	--	--	$24,000	$24,000
CEO and Chairman	2018	--	--	--	--	--	--	$24,000	$24,000

Jose Fuentes	2017	104,000	--	--	--	--	--	--	104,000
Chief Financial Officer	2018	104,000	--	--	--	--	--	--	104,000

(1)	Represents salaries paid during the years ended September 30, 2018, and 2017. Mr. Shrewsbury has elected not to receive salary in 2018 and 2017. Mr. Fuentes receives an annual salary of $104,000.
(2)

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

Outstanding Equity Awards at Fiscal Year-End

There were no Outstanding Equity Awards at fiscal year-end September 30, 2018

Director Compensation

The following table sets forth the compensation paid to our directors who are not also named executive officers during the years ended December 31, 2018, and 2017.

DIRECTOR COMPENSATION

		Fees Earned
		or	Options	All Other
		Paid in Cash	Awards	Compensation	Total
Name and Position	Year	$	$	$	$

Martin Lipper	2018	0	0	0	0
	2017	7,500	0	0	0

During fiscal 2018, Mr. Lipper received no compensation ($7,500 for 2017), for attending quarterly meetings at the Company’s principal offices related to its business and operations and, on behalf of the board of directors, for oversight of the appointment, compensation, and work of the Company’s independent registered public accountant.

ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of December 19, 2018, beneficial ownership of our common stock by: (i) each person we know who is the beneficial owner of more than 5% of our common stock, (ii) each of our directors and our named executive officers, and (iii) all of our directors and named executive officers as a group. As of December 19, 2018, 48,053,084 shares of our common stock were issued and outstanding.

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (1)		Percentage of Common Stock Beneficially Owned

William L. Shrewsbury Chairman, CEO and director	12,750,000		26.53%

Jose Fuentes Chief Financial Officer	500,000		1.04%

Martin Lipper Director	561,666	(2)	1.17%

All executive officers and directors as a group (3 persons)	13,811,666	(2)	24.14%

(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by “voting power” and/or “investment power” with respect to securities. Unless otherwise noted, all shares of our common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options, warrants or convertible securities held by such person or entity that are exercisable or convertible within 60 days from the date hereof have been exercised or converted as the case may be. All addresses, except as noted, are c/o TX Holdings, Inc., 12080 Virginia Boulevard, Ashland, Kentucky  41102.

(2)	Includes 175,000 shares owned beneficially and of record by Mr. Lipper’s spouse.

ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, DIRECTOR INDEPENDENCE

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

Principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance purchased by the Company on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of September 30, 2018 interest accrued under the Consolidated Note was $459,726.

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

Advances

As of September 30, 2018, Mr. Shrewsbury had advanced an aggregate of $92,487 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2018, the Company also has a payable of $84,000 to Mr. Shrewsbury for warehouse storage rental.

Mr. Shrewsbury has agreed that the Consolidated Note and advances and other claims due from the Company to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

Lease Agreement

On November 2012, the Company entered into a lease agreement with Mr. Shrewsbury and Mrs. Shrewsbury, Mr. Shrewsbury’s wife, pursuant to which they agreed to lease to the Company certain office space and certain warehouse space and land to store the Company’s inventory. The lease commenced on October 1, 2012 had a two year term and the option to extend the lease on the same terms for up to an additional 24 months upon written notice at least 30 days prior to the end of the lease. On September 1, 2014, the parties agreed to extend the lease for an additional two years and on September 1, 2016 and subsequently on September 1, 2018 the lease was again extended for an additional two years respectively, to August 31, 2020. The lease rental is $2,000 per month payable on the first of each month. As of September 30, 2018, the Company had accrued and unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $84,000. Accordingly, our lease with Mr. and Mrs. Shrewsbury may be deemed to be in default. As of the date of this report, we have not received a notice of termination of the lease

Freight Charges

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2018 and 2017, such trucking company was paid $73,385 and $57,773, respectively, for such trucking services. Management believes that the freight charges of such trucking company are at or below market rates for such services.

Commission Charges

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2018 and 20176 the amounts of such commission were $10,975 and $9,640, respectively.

Accrued Officer’s salary

As of September 30, 2018, the Company had an accrued and unpaid amount of $358,179 due to Jose Fuentes, CFO as payment forpast services, which are included in our accrued liabilities amount. Payment of the accrued salary is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $450,000 that has been purchased by the Company on the life of Mr. Fuentes.

ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Turner, Stone & Company, L.L.P., for each of the last two fiscal years.

ACCOUNTING FEES AND SERVICES	2018	2017

Audit fees	$42,264	$40,611
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$42,264	$40,611

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

All other Fees

All other fees represent the aggregate fees billed for products and services reported in the other categories. There were no such fees in either fiscal 2018 or fiscal 2017.

All above audit services and audit-related services were pre-approved by the Board of Directors, which concluded that the provision of such services by Turner Stone was compatible with the maintenance of the firm’s independence in the conduct of its audits.

ITEM 15.	EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements

The following are filed as part of this report commencing on page 26:

Report of Independent Registered Public Accounting Firm

Consolidated Balance Sheets as at September 30, 2018 and 2017

Consolidated Statements of Operations for the years ended September 30, 2018 and 2017

Consolidated Statements of Changes in Stockholders’ Deficit for the years ended September 30, 2018 and 2017

Consolidated Statements of Cash Flows for the years ended September 30, 2018 and 2017

(b)	Exhibits

The following exhibits are filed or “furnished” herewith.

Incorporated by Reference From
Exhibit No.	Exhibit Description	Form	Filing Date	Filed/ “Furnished” Herewith

3.1	Articles of Incorporation.	10-K	12/3/13

3.2	Articles of Amendment to Articles of Incorporation, dated January 17, 2003.	10-K	12/29/15

3.3	Articles of Amendment to Articles of Incorporation, dated July 25, 2005.	10-Q	05/03/2013

3.4	Articles of Amendment to Articles of Incorporation, dated December 24, 2007.	10-Q	05/03/2013

3.5	By-Laws.	10-KSB	01/14/2003

4.1	Form of Common Stock Certificate.	10-K	12/3/13

10.1	Lease Agreement, dated November 19, 2012, by and among registrant and William Shrewsbury and Peggy Shrewsbury.	10-Q	05/03/2013

10.2	Loan Modification Agreement, dated November 21, 2013, by and between registrant and home Federal Savings and Loan Association	10-K	12/3/13

10.3	Warehouse Lease Extension, dated September 1, 2014, by and among the Company and William L. Shrewsbury and Peggy Shrewsbury.	10-K	11/18/14

10.4	Consolidated Secured Promissory Note, dated February 25, 2014, issued to William L. Shrewsbury.	8-K	2/28/14

10.5	Non-Qualified Stock Option Agreement, dated February 25, 2014, issued to William L. Shrewsbury.	8-K	2/28/14

10.6	Business Loan Agreement and Exhibits, dated December 3, 2015, by and between registrant and Town Square Bank.	10-K	12/29/15

10.7	Warehouse Lease Extension, dated September 1, 2016,by and among registrant and William Shrewsbury and Peggy Shrewsbury	10-K	12/16/16

10.8	Amended and Restated Bylaws	10-K	12/15/17

14.1	Code of Ethics for Chief Executive Officer and Senior Financial Officer.	10-K	12/29/15

21	List of Subsidiaries.	10-K	12/29/15

24.1	Power of Attorney - included on signature page.

31.1	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X

31.2	Certification Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

101.INS	XBRL Instance Document **			X

101.SCH	XBRL Taxonomy Extension Schema Document **			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **			X

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
William L. Shrewsbury
Chief Executive Officer
December 19, 2018

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Shrewsbury and Jose Fuentes, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended September 30, 2018, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Shrewsbury William L. Shrewsbury	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 19, 2018

/s/ Jose Fuentes Jose Fuentes	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 19, 2018

/s/ Martin Lipper Martin Lipper	Director	December 19, 2018