Form 10-Q
period 2018-12-31
TX Holdings, Inc.
filed 2019-01-25
CIK 1133798

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended December 31, 2018

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

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer, “accelerated filer”, “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

On January 25, 2019, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10-December 31, 2018

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

●	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
●	statements about expected future sales trends for our products;
●	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
●	other statements about our plans, objectives, expectations and intentions; and
●	factors that are described in the Risk Factor section of our Annual Report on Form 10-K for the year ended September 30, 2018, and this report.

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

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements
TX HOLDINGS, INC.
BALANCE SHEETS
December 31, 2018 and September 30, 2018
	Unaudited
	December 31,	September 30,
	2018	2018
ASSETS
Current assets:
Cash and cash equivalents	$65,141	$36,609
Accounts receivable, net of allowance for doubtful accounts of $0 allowance at December 31, 2018 and September 30, 2018	281,908	259,694
Inventory	1,822,693	1,798,540
Other current assets	250	1,100
Total current assets	2,169,992	2,095,943

Property and equipment, net	38,020	39,812
Other	-	-
Total Assets	$2,208,012	$2,135,755

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses, primarily to officers	$379,359	$416,636
Accounts payable	534,975	529,853
Accrued interest to officer	484,932	459,726
Advances from officer	146,487	92,487
Stockholder/officers advances for operations-warehouse rent	90,000	84,000
Bank-Term Loan-current portion	59,419	59,419
Other current liability	28,731	-
Total current liabilities	1,723,903	1,642,121

Bank-term-loan, less current portion	470,930	489,631
Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,194,833	4,131,752

Commitments and contingecies (Note 7)

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at December 31, 2018 and September 30, 2018	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,601,960)	(15,611,136)
Total stockholders' deficit	(1,986,821)	(1,995,997)
Total Liabilities and Stockholders' Deficit	$2,208,012	$2,135,755

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Three Months Ended December 31, 2018 and 2017
	(Unaudited)
	December 31,	December 31,
	2018	2017

Revenue	$1,008,744	$999,476

Cost of goods sold	(828,696)	(859,454)

Gross profit	180,048	140,022

Operating expenses, except items shown separately below	96,098	101,137
Salary expense	37,676	31,683
Professional fees	-	11,500
Depreciation expense	1,792	1,792
Total operating expenses	135,566	146,112

Net income/(loss) from operations	44,482	(6,090)

Other income and (expense):
Other income	-	6,476
Interest expense	(35,306)	(31,907)

Total other income and (expense), net	(35,306)	(25,431)

Net Income/(loss)	$9,176	$(31,521)

Net Income/(loss) per common share
Basic and diluted	$0.00	$0.00

Weighted average of common shares outstanding-
Basic and diluted	48,053,084	48,053,084

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Three Months Ended December 31, 2018 (UNAUDITED)

	Preferred Stock		Common Stock		Additional Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2018	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,611,136)	$(1,995,997)

Net Income	-	-	-	-	-	9,176	9,176

Balance at December 31, 2018	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,601,960)	$(1,986,821)

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.

STATEMENTS OF CASH FLOWS

For the Three Months Ended December 31, 2018 and 2017

	(Unaudited)
	December 31,	December 31,
	2018	2017
Cash flows used in operating activities:
Net income/(loss)	$9,176	$(31,521)
Adjustments to reconcile income/(loss) to net cash used in operating activities:
Depreciation expense	1,792	1,792
Changes in operating assets and liabilities:
Accounts receivable, net	(22,214)	(170,956)
Inventory	(24,153)	(40,577)
Commission advances	-	7,103
Other current assets	850	(39,034)
Other assets	-	500
Accrued liabilities	(37,277)	(38,446)
Accrued interest to officer	25,206	25,205
Accounts payable	5,122	253,424
Other current liability	28,731	-
Stockholder/officers advances for operations-warehouse rent	6,000	6,000
Net cash used in operating activities	(6,767)	(26,510)

Cash flows provided by/(used in) investing activities:
Net cash provided by/(used in) investing activities	-	-

Cash flows provided by/(used in) financing activities:
Repayment of bank term loan	(18,701)	(14,788)
Proceeds from officer advances	54,000	78,000
Repayment of officer advances	-	(67,500)
Net cash provided by/(used in) financing activities	35,299	(4,288)

Increase/(decrease) in cash and cash equivalents	28,532	(30,798)
Cash and cash equivalents at beginning of period	36,609	40,345

Cash and cash equivalents at end of period	$65,141	$9,547

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$8,608	$7,701

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.

NOTES TO UNAUDITED FINANCIAL STATEMENTS

NOTE 1- BACKGROUND AND SIGNIFICANT ACCOUNTING POLICIES

INTERIM FINANCIAL STATEMENTS

Basis of Presentation

The accompanying interim unaudited financial statements and footnotes of TX Holdings, Inc., (the “Company,” “we,” “our,” or “us”), have been prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) and applicable rules and regulations of the Securities and Exchange Commission regarding interim financial reporting. The consolidated financial statements reflect all adjustments that are, in the opinion of management, necessary to fairly present such information. All such adjustments are of a normal recurring nature. Although the Company believes that the disclosures are adequate to make the information presented not misleading, certain information and footnote disclosures, including a description of significant accounting policies normally included in financial statements prepared in accordance with GAAP have been condensed or omitted pursuant to such rules and regulations.

The balance sheet as of September 30, 2018, included herein was derived from audited financial statements as of that date, but does not include all disclosures including notes required by GAAP.

These interim financial statements should be read in conjunction with the audited financial statements and the notes thereto included in the Company’s Annual Report on Form 10-K for the year ended September 30, 2018. The accompanying unaudited financial statements reflect all normal recurring adjustments necessary to present fairly the financial position, results of operations, and cash flows for the interim periods, but are not necessarily indicative of the results for any subsequent quarter or the entire year ending September 30, 2019.

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

Revenue Recognition

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This update provides a comprehensive new revenue recognition model that requires a company to recognize revenue to depict the transfer of goods or services to a customer at an amount that reflects the consideration it expects to be entitled in exchange for those goods or services. The guidance also requires additional disclosure about the nature, amount, timing and uncertainty of revenue and cash flows arising from customer contracts. We have adopted this update. The guidance’s adoption had no impact on our source of revenue from the sale of rail and mining related products or have a material impact on our financial statements.

The Company’s revenue stream is generated from sales of mine and rail related products. Sales are initiated directly from customers' orders or through a sales agent. Revenue is recognized generally upon shipment or delivery to our customers, depending upon the terms of the sales order. Control is considered transferred when title and risk of loss pass, when the customer is obligated to pay and, where required, when the customer has accepted the products.

We recognize shipping fees, if any, received from our customers in revenue. We expense shipping and handling costs as incurred which are included in cost of goods sold on the statements of operations.

Going Concern Considerations

The unaudited financial statements have been prepared assuming that the Company will continue as a going concern and, accordingly, do not include any adjustments that might result from the outcome of this uncertainty. Our independent registered public accounting firm’s report on the financial statements included in the Company’s annual report on Form 10-K for the year ended September 30, 2018, contains an explanatory paragraph wherein it expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

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

NOTE 2 – STOCKHOLDERS’ DEFICIT

Potentially Dilutive Options and Warrants

As of December 31, 2018, and September 30, 2018, there were no outstanding options and warrants.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances from Stockholder and Officer

As of December 31, 2018, and September 30, 2018, Mr. Shrewsbury had outstanding advances owed from the Company of $146,487 and $92,487, respectively. The advances bear no interest and are due on demand.

Notes Payable to Officer

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of indebtedness due to Mr. Shrewsbury, including principal due under a Revolving Demand Note (“Revolving Note”) in the amount of $1,062,000 and accrued but unpaid interest as of January 31, 2014 of $168,905; principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest as of January 31, 2014 of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange a Consolidated Secured Promissory Note (“Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man life insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by disinterested members of the Board of Directors of the Company. As of December 31, 2018, the Company has recorded $484,932 accrued interest on the note.

Lease Agreement with Stockholder and Officer

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two-year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014 the lease was extended for an additional two years, and on September 1, 2016 and subsequently September 1, 2018, the parties agreed to extend the lease for an additional two years term and one year term, respectively, upon the same terms and conditions. As of December 31, 2018, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $90,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the financial statements. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

Freight Charges Paid to Company Controlled by Officer and Stockholder

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months ended December 31, 2018 and 2017, such trucking company was paid $17,308 and $23,69, respectively. The freight charges are reported under cost of sales.

Commissions Paid to Company Controlled by Officer and Stockholder

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended December 31, 2018, and 2017, the Company paid commissions of $3,148 and $3,631 respectively. The delivery costs are reflected under cost of sales in our financial statements

NOTE 4 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank and, on August 26, 2014, increased the line of credit to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2018, the loan balance was $530,349.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.50% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all obligations due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury. As of December 31, 2018, the Company was in compliance with all covenants applicable to this loan.

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

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

Based on our assessment, we ascertained the new standard does not have a material impact on our financial position and results of operations, and the new standard was adopted commencing the first interim fiscal period of 2019. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning on or after January1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We currently have a one-year warehouse lease which we consider an operating lease. The new standard will not have an impact on our financial statements as the current lease has a one-year term and therefore, the lease will continue to be recorded on a straight-line basis for the remaining lease term.

NOTE 6 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

	For the three months ended
	December 31, 2018	December 31, 2017
Revenue
Rail Products	$904,783	$916,008
Mining Products	103,961	83,468
Total	$1,008,744	$999,476

Direct cost of revenue
Rail Products	$735,489	$778,452
Mining Products	93,207	81,002
Total	$828,696	$859,454

NOTE 7 – COMMITMENTS AND CONTINGENCIES

The Company has no commitments or contingencies to report as of December 31, 2018.

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

Our independent registered public accounting firm’s report on the consolidated financial statements included in our Annual Report Form 10-K for the year ended September 30, 2018, contained an explanatory paragraph in which they expressed an opinion that there is substantial doubt about our ability to continue as a going concern.

Accordingly, careful consideration of such opinion should be given in determining whether to continue or become our stockholder.

Please refer to and carefully consider the factors described in the Risk Factors section in our Form 10-K for the year ended September 30, 2018, and in this report.

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

Results of Operations

Revenues for the first fiscal quarter of 2019 were $1,008,744 as compared to $999,476 for the same period in 2018, an increase of approximately .93%.

Gross profit during the first fiscal quarter of 2019 was $180,048 compared to $140,022 during the same period in 2018. Gross profit in the current quarter increased by 28.6% when compared to the same period in fiscal 2018.

As a percentage of revenue, gross profit increased to 17.8% during the first quarter of fiscal 2019 from 14.0% during the first quarter of fiscal 2018.

During the first fiscal quarter of 2019, we had net income of $9,176 as compared to a net loss of $31,521 for the same period in fiscal 2018.

Liquidity and Capital Resources

At December 31, 2018, cash and cash equivalents were $65,141 compared to $36,609 at September 30, 2018.

Net cash used in operating activities was $6,767 during the three months ended December 31, 2018. Net cash used in operating activities during the same three-month period in 2017 was $26,510.

There was no cash flow from investing activities for either of the three-month period ended December 31, 2018, or 2017.

During the three months ended December 31, 2018, net cash provided by financing activities was $35,299 due to cash infusion of $54,000 from our CEO, William Shrewsbury partially offset by our loan partial repayment of $18,701.

Mr. William Shrewsbury, our Chairman and CEO, is providing financing to us in the form of a Consolidated Secured Promissory Note of $2,000,000 (“Consolidated Note”) and periodic advances. The principal and interest under the Consolidated Note is due February 24, 2024.The principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum and is subject to certain events of default. The Consolidated Note is to be secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of December 31, 2018, Mr. Shrewsbury had also provided non-interest-bearing advances to us of $146,487.

In November 2012, we obtained a bank line of credit of $250,000 which was subsequently increased to $750,000. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. The loan is secured by a lien on our inventory and accounts receivable and guaranteed by Mr. Shrewsbury. We utilized proceeds of the new loan to repay our line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31,2018, the loan balance was $530,349.

RESULTS OF OPERATIONS

Results of Operations – For the three months ended December 31, 2018, versus the three months ended December 31, 2017

Revenues from Operations

Revenues for the first quarter of fiscal 2019 were $1,008,744 as compared to $999,476 for the same period in fiscal 2018, an increase of $9,268 or .93%. The increase in revenues is attributable to higher sales of our rail products during the current period due to increased or renewed operations at previously downsized or shut-down coal mines as the coal industry experiences increased demand, a more favorable regulatory environment, and due to relatively higher natural gas prices.

Cost of Goods Sold

During the quarter ended December 31, 2018, our cost of goods sold was $828,696 as compared to cost of goods sold of $859,454 for the quarter ended December 31, 2017, a decrease of $30,758 or 3.6% due to an increase in sales during the current period. As a percentage of sales, cost of goods sold decreased from 86.0% in 2017 to 82.2% during the current period due to higher sales of a product mix with relatively lower unit cost during the current quarter.

Gross Profit

Gross profit for the period ended December 31, 2018, increased as a percentage of revenue to 17.8% from 14.0% for the same period of the prior fiscal year. The increase in gross profit resulted from a favorable mix of lower cost rail related products with higher margins sold during the current first quarter.

Operating Expenses

Operating expenses for the three months ended December 31, 2018 were $135,566 as compared to $146,112 for the three months ended December 31, 2017, a decrease of $10,546 or 7.2%. As a percentage of revenues, operating expenses decreased from 14.6% in 2017 to 13.4% in 2018. The decrease is attributable to lower commission and professional fees during the first fiscal quarter of 2019.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative three-month periods.

	Three Months Ended
	12/31/2018	12/31/2017	$ Change	% Change
Operating Expense
Salary expense	$37,676	$31,683	$5,993	18.9
Professional fees	0	11,500	$(11,500)	(100.0)
Depreciation expense	1,792	1,792	$0	0.0
Other operating expense	96,098	101,137	$(5,039)	(5.0)
Total	$135,566	$146,112	$(10,546)	(7.2)

Salary expense for the three months ended December 31, 2018, was $37,676 compared to $31,683 for the same period in 2017, an increase of $5,993 or 18.9%. The higher salary expense is the direct result of an additional warehouse staff added to the payroll in the current period.

Professional fees decreased $11,500 or 100.0% during the three months ended December 31, 2018 as compared to the same period in 2017. The decrease can be attributed to lower legal expenses related to SEC compliance and other compliance related matters.

Depreciation expense during the three months ended December 31, 2018, was $1,792, which compares to the same period the prior year.

During the three months ended December 31, 2018, other operating expenses of $96,098 decreased by $5,039 or 5.0% from $91,218 for the same period in 2017. The lower other operating expenses resulted primarily from lower commission expense of $6,387 and, lower operating supplies of $4,236 partially offset by higher delivery truck maintenance of $5,184.

Income/(loss) from operations

Income from operations for the quarter ended December 31, 2018, was $44,482 compared to loss from operations of $6,090 during the same period in 2017.The increase in income from operations when compare to the same period the prior year is the direct result of higher sales margins of rail products and a reduction in the current period operating expenses.

Other income and (expense)

Other income and expense for the three months ended December 31, 2018, reflected a net expense of $35,306 as compared to net expense of $25,431 for the quarter ended December 31, 2017 or a net loss increase of $9,875. Profit generated from the sales of scrap during the period ended December 31, 2017 account for $6,476 of the loss increase with the remaining variance resulting from higher interest expense during the current quarter.

Net income (loss)

For the quarter ended December 31, 2018, we had net income of $9,176 compared to a net loss of $31,521 for the quarter ended December 31, 2017. The increase in net income in the current period was the result of higher sales margins of rail products during the current quarter and a decrease in operating expense of $10,546 as compared to the same quarter the prior year.

Net income (loss) per common share

The net income of $9,176 for the quarter ended December 31, 2018, as well as the net loss of $31,521 for the quarter ended December 31, 2017, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income and loss per share of less than $0.01 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Three Months Ended
Liquidity and capital resources	12/31/2018	12/31/2017
Net cash used in operating activities	$(6,767)	$(26,510)
Net cash used in investing activities	-	-
Net cash provided/(used) by financing activities	35,299	(4,288)
Net increase/(decrease) in cash equivalents	$28,532	$(30,798)

At December 31, 2018, we had cash and cash equivalents of $65,141 as compared to $36,609 at September 30, 2018 an increase of $28,532 or 77.9%.

Cash Flows Provided/(Used) in Operating Activities

Net cash used in operating activities for the three-months ended December 31, 2018, was $6,767 compared to cash used in operating activities of $26,510 in 2017, a decrease of $19,743 or 74.5%.

During the three months ended December 31, 2018, we had net income of $9,176 as compared to a net loss of $31,521 for the same period in the prior year.

In the current three-month period, as well as prior year for the same period, the Company had non-cash expenses for depreciation of $1,792.

An increase in accounts receivable of $22,214 and an inventory increase of $24,153 in the current period was partially offset by an increase in other current liabilities of $28,731. As of December 31, 2018, other current assets increased by $850, accounts payable increased by $5,122 and officer’s advances for operations increased by $6,000.

Cash Flows Provided/(Used in) Investing Activities

There was no cash flow used in investing activities for the period ended December 31, 2018 or 2017.

Cash Flows Used in Financing Activities

During the three months ended December 31, 2018, cash provided by financing activities was $35,299 compared to cash used in financing activities of $4,288 during the same period in 2017. During the current three-month period, the Company made payment on its term loan of $18,701 and received advances from our CEO of $54,000.

On December 3, 2015, we entered into a new fixed term loan agreement with a bank of $711,376 the proceeds of which were used to repay our previous line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2018, the loan balance was $530,349. The current rate of interest under the loan is 5.50% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

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

During the three months ended December 31, 2018, we received advances of $54,000 from Mr. Shrewsbury, bringing the total outstanding advance balance to $146,487. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

As of December 31, 2018 the Company had an accrued liability in the amount of $344,179 due to Jose Fuentes, CFO, for past services.

Financial Condition and Going Concern Uncertainties

Since inception, the Company, with a few exceptions has not generated sufficient cash to fund its operations and has incurred operating losses. As of December 31, 2018, the Company’s accumulated deficit was $15,601,960. Currently, in addition to funds from operations, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan that is guaranteed by Mr. Shrewsbury to finance its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which are dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2018, contained an explanatory paragraph in which our auditors expressed an opinion that there is a substantial doubt about our ability to continue as a going concern.

Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of December 31, 2018, we had cash and cash equivalents of $65,141 as compared to $36,609 as of September 30, 2018.

Our accounts receivable was $281,908 as of December 31, 2018, as compared to $259,694 as of September 30, 2018, an increase of $22,214 or 8.65%. The higher December 31, 2018 receivable balance is the direct result of higher sales demand in the current period.

Inventory was $1,822,693 as of December 31, 2018, as compared to $1,798,540 as of September 30, 2018, an increase of $24,513 or 1.4%.

Accrued expenses were reduced from $416,636 as of September 30, 2018 to $379,359 as of the three-month ended December 31, 2018, a reduction of $37,277. A reduction in accrued payroll and payroll taxes account for the lower accrued liabilities balance as of December 31,2018.

Accounts payable for the three months ended December 31, 2018, were $534,975 as compared to $529,853 as of September 30, 2018, an increase of $5,122 or 1.0%.

During the three months ended December 31, 2018, our accumulated deficit decreased from $15,611,136 to $15,601,960, a decrease of $9,176 due to the reported net income during the three months ended December 31, 2018.

During the three months ended December 31, 2018, the Company’s net income was $9,176 compared to a net loss of $31,521 for the comparable period in 2017. The loss reduction is due to increased sales margins of our rail and mining related products.

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

Bank Loan

On December 3, 2015, we obtained a term loan from Town Square Bank of $711,376. We used proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of December 31, 2018, the loan balance was $530,349.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.50% per annum. In the event of a default, interest under the loan may be increased by 2%. The loan is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO.

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

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man life insurance purchased by us on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of December 31, 2018, accrued interest on the note was $484,932.

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

As of December 31, 2018, Mr. Shrewsbury had advanced an aggregate of $146,487 to the Company. The advances do not bear interest and are repayable upon demand. As of December 31, 2018, the Company also has a payable of $90,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations as of December 31, 2018 and September 30, 2018.

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

As of December 31, 2018, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest bearing advances in the amount of $146,487. We have outstanding accounts payable of $534,975 and other accrued liabilities of $864,291, including $344,179 due to our CFO, Jose Fuentes, for services. Also, the Company owes $530,349 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns. The Company also has a $90,000 payable for warehouse lease rental due to Mr. and Mrs. Shrewsbury.

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

We had net income of $9,176 for the three-months ended December 31, 2018 and a net loss of $31,521 for the same period in 2017. At December 31, 2018 and September 30, 2018, we had accumulated deficits of $15,601,960 and $15,611,136, respectively. We may need to obtain additional financing or incur additional debt to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past, we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

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

TX HOLDINGS, INC.

By: /s/ William L. Shrewsbury William L. Shrewsbury Chief Executive Officer (Principal Executive Officer) Dated: January 25, 2019	By: /s/ Jose Fuentes Jose Fuentes Chief Financial Officer (Principal Financial and Accounting Officer) Dated: January 25, 2019