Form 10-Q
period 2019-03-31
TX Holdings, Inc.
filed 2019-05-13
CIK 1133798

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock- no par value	TXHG	OTC Market
Preferred Stock- no par value	TXHG	OTC Market

On May 13, 2019, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10-Q

FOR QUARTERLY PERIOD ENDED March 31, 2019

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

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements

TX HOLDINGS, INC.
BALANCE SHEETS
March 31, 2019 and September 30, 2018
	Unaudited
	March 31,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$151,694	$36,609
Accounts receivable, net of allowance for doubtful accounts of $0 at March 31, 2019 and September 30, 2018	460,409	259,694
Inventory	1,730,452	1,798,540
Commission advances	-	-
Other current assets		1,100
Total current assets	2,342,555	2,095,943

Property and equipment, net	36,228	39,812
Total Assets	$2,378,783	$2,135,755

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$702,798	$529,853
Accrued liabilities	329,180	416,636
Accrued interest to officer	509,589	459,726
Advances from officer	148,987	92,487
Stockholder/officers advances for operations-warehouse rent	96,000	84,000
Bank-term loan-current portion	69,011	59,419
Other current liability	13,092	-
Total current liabilities	1,868,657	1,642,121

Bank-term-loan, less current portion	452,626	489,631
Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,321,283	4,131,752

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	-	-
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at March 31, 2019 and September 30, 2018	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,557,639)	(15,611,136)
Total stockholders' deficit	(1,942,500)	(1,995,997)
Total Liabilities and Stockholders' Deficit	$2,378,783	$2,135,755

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Three Months and Six Months Ended March 31, 2019 and March 31, 2018
	Unaudited
	THREE MONTHS ENDED		SIX MONTHS ENDED
	March 31,	March 31,	March 31,	March 31,
	2019	2018	2019	2018

Revenue	$1,120,997	$1,098,590	$2,129,740	$2,098,066

Cost of goods sold	(931,340)	(886,544)	(1,760,036)	(1,745,998)

Gross profit	189,657	212,046	369,704	352,068

Operating expenses, except items shown separately below	69,500	100,208	165,411	201,344
Salary expense	36,717	25,075	74,393	56,758
Professional fees	-	5,400	186	16,900
Bad debt expense	-	20	_	20
Depreciation expense	1,792	1,792	3,584	3,584
Total operating expenses	108,009	132,495	243,574	278,606

Income from operations	81,648	79,551	126,130	73,462

Other income and (expense)
Other income	-	-	-	6,476
Interest expense	(37,326)	(32,008)	(72,633)	(63,916)

Total other income and (expense), net	(37,326)	(32,008)	(72,633)	(57,440)

Net income	$44,322	$47,543	$53,497	$16,022

Net earnings per common share
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding-
Basic and diluted	48,053,084	48,053,084	48,053,084	48,053,084

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENT OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Six Months Ended March 31, 2019
	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2017	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,555,936)	$(1,940,797)

Net Income	-	-	-	-	-	16,022	16,022

Balance at March 31, 2018	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,539,914)	$(1,924,775)

Balance at September 30, 2018	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,611,136)	$(1,995,997)

Net Income	-	-	-	-	-	53,497	53,497

Balance at March 31, 2019	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,557,639)	$(1,942,500)

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Six Months Ended March 31, 2019 and 2018
	(Unaudited)
	March 31,	March 31,
	2019	2018
Cash flows provided/(used) in operating activities:
Net income	$53,497	$16,022
Adjustments to reconcile net income to net cash provided/(used) in operating activities:
Depreciation expense	3,584	3,584
Bad debt expense	-	20
Changes in operating assets and liabilities:
Accounts receivable, net	(200,715)	(162,660)
Inventory	68,088	4,441
Commission advances	-	18,680
Other current assets	1,100	836
Other assets	-	500
Accrued liabilities	(87,456)	(46,858)
Accrued interest to officer	49,863	49,863
Accounts payable	172,945	87,771
Other current liability	13,092
Stockholder/officers advances for operations	12,000	12,000
Net cash provided/(used) in operating activities	85,998	(15,801)

Cash flows provided/(used) in investing activities:
Net cash provided/(used) in investing activities	-	-

Cash flows provided(used) in financing activities:
Repayment of bank term loan	(27,413)	(29,638)
Proceeds from officer advances	56,500	186,000
Repayment of officer advances	-	(175,500)
Net cash provided(used) in financing activities	29,087	(19,138)

Increase/(decrease) in cash and cash equivalents	115,085	(34,939)
Cash and cash equivalents at beginning of period	36,609	40,345

Cash and cash equivalents at end of period	$151,694	$5,406

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$16,450	$12,775

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are generated from our sales of mine and rail related products to our customers. The Company’s practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with its customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts is $0 at March 31, 2019 and for 2018.

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

NOTE 2 – STOCKHOLDERS’ DEFICIT

Potentially Dilutive Options and Warrants

As of March 31, 2019, and September 30, 2018, there were no outstanding options and warrants.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances from Stockholder and Officer

As of March 31, 2019, and September 30, 2018, Mr. Shrewsbury had outstanding advances owed from the Company of $148,987 and $92,487, respectively. The advances bear no interest and are due on demand.

Accrued Payroll Expenses for Officer

As of March 31, 2019, the Company had accrued $329,179 prior period payroll expenses for the CFO. As of September 30, 2018, the accrued prior period payroll was $358,179.

Notes Payable to Officer

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of indebtedness due to Mr. Shrewsbury, including principal due under a Revolving Demand Note (“Revolving Note”) in the amount of $1,062,000 and accrued but unpaid interest as of January 31, 2014 of $168,905; principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest as of January 31, 2014 of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange a Consolidated Secured Promissory Note (“Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance, and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man life insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by disinterested members of the Board of Directors of the Company. As of March 31, 2019, the Company has recorded $509,589 accrued interest on the note.

Lease Agreement with Stockholder and Officer

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two-year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014 the lease was extended for an additional two years, and on September 1, 2016 and subsequently September 1, 2018, the parties agreed to extend the lease for an additional two years term and one year term, respectively, upon the same terms and conditions. As of March 31,2019, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $96,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the financial statements. The Company believes that such office, warehouse and land space will be enough for its current needs.

Freight Charges Paid to Company Controlled by Officer and Stockholder

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months ended March 31, 2019 and 2018, such trucking company was paid $14,472and $18,724, respectively and for the six months ended March 31, 2019, and 2018 was paid $31,780 and $42,415, respectively, for these trucking services. The freight charges are reported under cost of sales.

Commissions Paid to Company Controlled by Officer and Stockholder

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended March 31, 2019, and 2018, the Company paid commissions of $2,619 and $1,772 respectively and for the six months ended March 31, 2019 and 2018, was paid $5,767 and $5,403, respectively. The delivery costs are reflected under cost of sales in our financial statements.

NOTE 4 – BANK LOAN

On December 3, 2015, the Company entered into a fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2019, the loan balance was $521,637.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.50% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all obligations due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury. As of March 31, 2019, the Company was in compliance with all covenants applicable to this loan.

NOTE 5 – NEW ACCOUNTING PRONOUNCEMENTS

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard is effective for our interim and annual periods beginning on or after January1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. We currently have a one-year warehouse lease which we consider an operating lease. The new standard will not have an impact on our financial statements as the current lease has a one-year term and therefore, the lease will continue to be recorded on a straight-line basis for the remaining lease term.

NOTE 6 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

	Three Months Ended		Six Months Ended
	March 31, 2019	March 31, 2018	March 31, 2019	March 31, 2018
Revenue
Rail Products	$1,063,885	$889,174	$1,968,668	$1,805,183
Mining Products	57,112	209,416	161,072	292,883
Total	$1,120,997	$1,098,590	$2,129,740	$2,098,066

Direct cost of revenue
Rail Products	$886,250	$680,048	$1,621,739	$1,458,500
Mining Products	45,090	206,496	138,297	287,498
Total	$931,340	$886,544	$1,760,036	$1,745,998

NOTE 7 – COMMITMENTS AND CONTINGENCIES

None.

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

RESULTS OF OPERATIONS

Results of Operations – For the three months ended March 31, 2019, versus the three months ended March 31, 2018

Revenues from Operations

Revenues for the second quarter of fiscal 2019 were $1,120,997 as compared to $1,098,590 for the same period in fiscal 2018, an increase of $22,407 or 2.0%. The increase in revenues is attributable to higher sales of our rail products during the current period due to increased or renewed operations at previously downsized or shut-down coal mines.

Cost of Goods Sold

During the quarter ended March 31, 2019, our cost of goods sold was $931,340 as compared to cost of goods sold of $886,544 for the quarter ended March 31, 2018, an increase of $44,796 or 5.1% due to an increase in sales during the current period. As a percentage of sales, cost of goods sold increased from 80.7% in 2018 to 83.1% during the current period due to higher sales of a product mix with relatively higher unit cost during the current quarter.

Gross Profit

Gross profit for the period ended March 31, 2019, decreased as a percentage of revenue to 16.9% from 19.3% for the same period of the prior fiscal year. The decrease in gross profit resulted from an unfavorable mix of higher cost rail related products with lower margins sold during the current second quarter.

Operating Expenses

Operating expenses for the three months ended March 31, 2019 were $108,009 as compared to $132,495 for the three months ended March 31, 2018, a decrease of $24,486 or 18.5%.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative three-month periods.

	Three Months Ended
	3/31/2019	3/31/2018	$ Change	%Change
Operating Expense
Salary expense	$36,717	$25,075	$11,642	46.4
Professional fees	0	5,400	(5,400)	(100.0)
Bad debt expense	0	20	(20)	(100.0)
Depreciation expense	1,792	1,792	0	0.0
Other operating expense	69,500	100,208	(30,708)	(30.6)
Total	$108,009	$132,495	$(24,486)	(18.5)

Salary expense for the three months ended March 31, 2019, was $36,717 compared to $25,075 for the same period in 2018, an increase of $11,642 or 46.4%. The higher salary expense is the direct result of an additional warehouse staff added to the payroll in the current period.

Professional fees decreased $15,400 or 100.0% during the three months ended March 31, 2019 as compared to the same period in 2018. The decrease can be attributed to lower legal expenses related to SEC compliance and other compliance related matters.

Depreciation expense during the three months ended March 31, 2019, was $1,792, which compares to the same period the prior year.

During the three months ended March 31, 2019, other operating expenses of $69,500 decreased by $30,708 or 30.6% from $100,208 for the same period in 2018. The lower other operating expenses resulted primarily from lower sales commission expense and a reversal of payroll taxes over-accrual, partially offset by higher repair and maintenance expense.

Income from operations

Income from operations for the quarter ended March 31, 2019, was $81,648 compared to income from operations of $79,551 during the same period in 2018. The increase in income from operations when compared to the same period the prior year is the direct result of lower operating expenses partially offset by lower sales margins of rail products in the current period.

Other income and (expense)

Other income and expense for the three months ended March 31, 2019 was a net expense of $37,326 as compared to a net expense of $32,008 for the quarter ended March 31,2018 or, an increase of $5,318. The increase in net expense is the result of higher interest expense incurred on our bank loan during the current quarter.

Net income

For the quarter ended March 31, 2019, we had net income of $44,322 compared to net income of $47,543 for the quarter ended March 31, 2018. The $3,221 decrease in net income in the current period was the result of lower sales margins of rail products during the current quarter partially offset by lower operating expense compared to the same quarter the prior year.

Net income per common share

The net income of $44,322 for the quarter ended March 31, 2019, as well as the net income of $47,543 for the quarter ended March 31, 2018, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income per share of less than $0.01 in both periods.

RESULTS OF OPERATIONS

Results of Operations – For the six months ended March 31, 2019, versus the three months ended March 31, 2018

Revenues from Operations

Revenues for the six months of fiscal 2019 were $2,129,740 as compared to $2,098,066 for the same period in fiscal 2018, an increase of $31,674 or 1.5%. The increase in revenues is attributable to higher sales of our rail products during the current period due to increased or renewed operations at previously downsized or shut-down coal mines.

Cost of Goods Sold

During the six months period ended March 31, 2019, our cost of goods sold was $1,760,036 as compared to cost of goods sold of $1,745,998 for the same period ended March 31, 2018, an increase of $14,038 or 0.8% due to an increase in sales during the current period. As a percentage of sales, cost of goods sold decreased from 83.2% in 2018 to 82.6% during the current period due to higher sales of a product mix with relatively lower unit cost during the current six months period.

Gross Profit

Gross profit for the period ended March 31, 2019, increased as a percentage of revenue to 17.4% from 16.8% for the same period of the prior fiscal year. The increase in gross profit resulted from a favorable mix of lower cost rail related products with higher margins sold during the current six months period.

Operating Expenses

Operating expenses for the six months ended March 31, 2019 were $243,574 as compared to $278,606 for the six months ended March 31, 2018, a decrease of $35,032 or 12.6%.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative six-month periods.

	Six Months Ended
	3/31/2019	3/31/2018	$ Change	%Change
Operating Expense
Salary expense	$74,393	$56,758	$17,635	31.1
Professional fees	186	16,900	(16,714)	(98.9)
Bad debt expense	0	20	(20)	(100.0)
Depreciation expense	3,584	3,584	0	0.0
Other operating expense	165,411	201,344	(35,933)	(17.8)
Total	$243,574	$278,606	$(35,032)	(12.6)

Salary expense for the six months ended March 31, 2019, was $74,393 compared to $56,758 for the same period in 2018, an increase of $17,635 or 31.1%. The higher salary expense is the direct result of an additional warehouse staff added to the payroll in the current period.

Professional fees decreased $16,714 or 98.9% during the six months ended March 31, 2019 as compared to the same period in 2018. The decrease can be attributed to lower legal expenses related to SEC compliance and other compliance related matters.

Depreciation expense during the six months ended March 31, 2019, was $3,584, which compares to the same period the prior year.

During the six months ended March 31, 2019, other operating expenses of $165,411 decreased by $35,933 or 17.8% from $201,344 for the same period in 2018. The lower other operating expenses resulted primarily from lower sales commission expense and a reversal of over-accrued payroll taxes, partially offset by higher repair and maintenance expense and higher insurance expense.

Income from operations

Income from operations for the two quarters ended March 31, 2019, was $126,130 compared to income from operations of $73,462 during the same period in 2018. The increase in income from operations when compared to the same period the prior year is the direct result of higher sales and sales margins of rail products and lower operating expenses, in the current period.

Other income and (expense)

Other income and expense for the six months ended March 31, 2019 was a net expense of $72,633 as compared to a net expense of $57,440 for the six months ended on March 31,2018 or a loss increase of $15,193. A $6,476 gain on sale of scrap during the 2018 period and higher interest on our bank loan during the current period account for the higher net expense in the current period.

Net income

For the two quarters ended March 31, 2019, we had net income of $53,497 compared to net income of $16,022 for the same period ended March 31, 2018. The $37,475 increase in the current period net income resulted from higher sales and sales margins of rail products and lower operating expenses during the current period.

Net income per common share

The net income of $53,497 for the six months period ended March 31, 2019, as well as the net income of $16,022 for the six months ended March 31, 2018, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income per share of less than $0.01 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Six Months Ended
Liquidity and capital resources	3/31/2019	3/31/2018
Net cash provided/(used) by operating activities	$85,998	$(15,801)
Net cash provided/(used) by investing activities	_	_
Net cash provided/(used) by financing activities	29,087	(19,138)
Net increase/(decrease) in cash equivalents	$115,085	$(34,939)

At March 31, 2019, we had cash and cash equivalents of $151,694 as compared to $36,609 at September 30, 2018 an increase of $115,085 or 314.4%.

Cash Flows Provided/(Used) in Operating Activities

Net cash provided by operating activities for the six months ended March 31, 2019, was $85,998 compared to net cash used by operating activities of $15,801 in the same six-months in 2018.

During the six months ended March 31, 2019, we had net income of $53,497 as compared to net income of $16,022 for the same period in the prior year.

In the current six months period, as well as prior year for the same period, the Company had non-cash expenses for depreciation of $3,584.

Cash provided by operating activities during the six months ended March 31, 2019 from an increase in accounts receivable of $200,715 and a reduction in accrued liabilities of $87,456 were more than offset by cash provided by operating activities from a reduction in inventory of $68,088, an increase in accounts payable of $172.945, and an increase in other liabilities of $74,955.

Cash Flows Provided/(Used in) Investing Activities

There was no cash flow used in investing activities for the period ended March 31, 2019 or 2018.

Cash Flows Used in Financing Activities

During the six months ended March 31, 2019 and, 2018, cash provided by financing activities was $29,087 compared to cash used in financing activities of $19,138 during the same period in 2018. During the current six months period, the Company made payment on its term loan of $27,413 and received advances from our CEO of 56,500.

On December 3, 2015, we entered into a new fixed term loan agreement with a bank of $711,376 the proceeds of which were used to repay our previous line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2019, the loan balance was $521,637. The current rate of interest under the loan is 5.50% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

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

During the six months ended March 31, 2019, we received advances of $56,500 from Mr. Shrewsbury, bringing the total outstanding advance balance to $148,987. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

As of March 31, 2019 the Company had an accrued liability in the amount of $329,179 due to Jose Fuentes, CFO, for past services.

Financial Condition and Going Concern Uncertainties

Since inception, the Company, with a few exceptions has not generated sufficient cash to fund its operations and has incurred operating losses. As of March 31, 2019, the Company’s accumulated deficit was $15,557,639. Currently, in addition to funds from operations, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan that is guaranteed by Mr. Shrewsbury to finance its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which are dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our operations.

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

As of March 31, 2019, we had cash and cash equivalents of $151,694 as compared to $36,609 as of September 30, 2018.

Our accounts receivable was $460,409 as of March 31, 2019, as compared to $259,694 as of September 30, 2018, an increase of $200,715 or 77.3%. The higher March 31. 2019 receivable balance is the direct result of higher sales demand in the current period.

Inventory was $1,730,452 as of March 31, 2019, as compared to $1,798,540 as of September 30, 2018, a decrease of $68,088 or 3.8%.

Accrued expenses were reduced from $416,636 as of September 30, 2018 to $329,180 as of the six months ended March 31, 2019, a reduction of $87,456. A reduction in accrued payroll and payroll taxes account for the lower accrued liabilities balance as of March 31, 2019.

Accounts payable for the six months ended March 31, 2019, were $702,798 as compared to $529,853 as of September 30, 2018, an increase of $172,945 or 32.6%.

During the six months ended March 31, 2019, our accumulated deficit decreased from $15,611,136 to $15,557,639, a decrease of $53,497 due to the reported net income during the six months ended March 31, 2019.

During the six months ended March 31, 2019, the Company’s net income was $53,497 compared to a net income of $16,022 for the comparable period in 2018. The net income increase is due to increased sales and sales margins of our rail and mining related products and lower operating expenses in the current period..

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

Bank Loan

On December 3, 2015, we obtained a term loan from Town Square Bank of $711,376. We used proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of March 31, 2019, the loan balance was $521,637.

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

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man life insurance purchased by us on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of March 31, 2019, accrued interest on the note was $509,589.

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

As of March 31, 2019, Mr. Shrewsbury had advanced an aggregate of $148, 987 to the Company. The advances do not bear interest and are repayable upon demand. As of March 31, 2019, the Company also has a payable of $96,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations as of March 31, 2019, and September 30, 2018.

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

As of March 31, 2019, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest-bearing advances in the amount of $148,987. We have outstanding accounts payable of $702,798 and other accrued liabilities of $838,769, including $329,179 due to our CFO, Jose Fuentes, for services. Also, the Company owes $521,637 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns. The Company also has a $96,000 payable for warehouse lease rental due to Mr. and Mrs. Shrewsbury.

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

We had net income of $53,497 for the six months ended March 31, 2019 and net income of $16,022 for the same period in 2018. At March 31. 2019 and September 30, 2018, we had accumulated deficits of $15,557,639 and $15,611,136, respectively. We may need to obtain additional financing or incur additional debt to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past, we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

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

TX HOLDINGS, INC.

By: /s/ William L. Shrewsbury William L. Shrewsbury Chief Executive Officer (Principal Executive Officer) Dated: May 13, 2019	By: /s/ Jose Fuentes Jose Fuentes Chief Financial Officer (Principal Financial and Accounting Officer) Dated: May 13, 2019