Form 10-Q
period 2019-06-30
TX Holdings, Inc.
filed 2019-08-09
CIK 1133798

 UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D. C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

On August 9, 2019, there were 48,053,084 shares of the registrant’s common stock outstanding.

TX HOLDINGS, INC.

FORM 10-Q

FOR QUARTERLY PERIOD ENDED June 30, 2019

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

PART 1-FINANCIAL INFORMATION
Item 1-Financial Statements
TX HOLDINGS, INC.
BALANCE SHEETS
June 30, 2019 and September 30, 2018

	Unaudited
	June 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$7,544	$36,609
Accounts receivable, net of allowance for doubtful accounts of $0 at June 30, 2019 and September 30, 2018	409,169	259,694
Inventory	1,875,446	1,798,540
Other current assets	158	1,100
Total current assets	2,292,317	2,095,943

Property and equipment, net	16,936	39,812
Total Assets	$2,309,253	$2,135,755

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accounts payable	$609,801	$529,853
Accrued liabilities	323,854	416,636
Accrued interest to officer	534,521	459,726
Advances from officer	143,987	92,487
Stockholder/officers advances for operations-warehouse rent	102,000	84,000
Bank-term loan-current portion	69,011	59,419
Other current liability	1,820	_
Total current liabilities	1,784,994	1,642,121

Bank-term-loan, less current portion	439,078	489,631
Note payable to officer	2,000,000	2,000,000
Total Liabilities	4,224,072	4,131,752

Commitments and Contingencies, (Note 7)

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding	_	_
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at June 30, 2019 and September 30, 2018	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,529,958)	(15,611,136)
Total stockholders' deficit	(1,914,819)	(1,995,997)
Total Liabilities and Stockholders' Deficit	$2,309,253	$2,135,755

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Three Months and Nine Months Ended June 30, 2019 and June 30, 2018

	Unaudited
	THREE MONTHS ENDED		NINE MONTHS ENDED
	June 30,	June 30,	June 30,	June 30,
	2019	2018	2019	2018

Revenue	$1,028,828	$1,002,866	$3,158,569	$3,100,840

Cost of goods sold	(904,542)	(832,680)	(2,664,579)	(2,578,678)

Gross profit	124,286	170,186	493,990	522,162

Operating expenses, except items shown separately below	65,045	58,065	172,079	195,569
Commission expense	28,256	44,418	86,634	108,259
Salary expense	35,421	30,814	109,814	87,572
Professional fees	5,212	5,267	5,398	22,167
Bad debt expense	14,621	_	14,621	20
Depreciation expense	1,792	1,792	5,376	5,376
Total operating expenses	150,347	140,356	393,922	418,963

Income from operations	(26,061)	29,830	100,068	103,199

Other income and (expense)
Other income	93,545	4,215	93,545	10,692
Loss on disposal of property and equipment	(7,000)	_	(7,000)	_
Interest expense	(32,803)	(33,481)	(105,435)	(97,396)

Total other income and (expense), net	53,742	(29,266)	(18,890)	(86,704)

Net income	$27,681	$564	$81,178	$16,495

Net earnings per common share
Basic and diluted	$0.00	$0.00	$0.00	$0.00

Weighted average of common shares outstanding-
Basic and diluted	48,053,084	48,053,084	48,053,084	48,053,084

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
For the Nine Months Ended June 30, 2019 and 2018

	Unaudited
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2017	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,555,936)	$(1,940,797)

Net Income	–	–	–	–	–	16,495	16,495

Balance at June 30, 2018	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,539,441)	$(1,924,302)

Balance at September 30, 2018	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,611,136)	$(1,995,997)

Net Income	–	–	–	–	–	81,178	81,178

Balance at June 30, 2019	–	$–	48,053,084	$9,293,810	$4,321,329	$(15,529,958)	$(1,914,819)

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Nine Months Ended June 30, 2019 and 2018

	(Unaudited)
	June 30,	June 30,
	2019	2018
Cash flows provided/(used) in operating activities:
Net income	$81,178	$16,495
Adjustments to reconcile net income to net cash provided/(used) in operating activities:
Depreciation expense	5,376	5,376
Bad debt expense	14,621	(20)
Loss on disposal of property and equipment	7,000	–
Changes in operating assets and liabilities:
Accounts receivable	(164,096)	80,360
Inventory	(76,906)	(33)
Commission advances	–	22,648
Other current assets	942	1,428
Other assets	–	500
Accrued liabilities	(92,782)	(73,944)
Accrued interest to officer	74,795	74,795
Accounts payable	79,948	(89,834)
Other current liability	12,320
Stockholder/officers advances for operations	18,000	18,000
Net cash provided/(used) in operating activities	(39,604)	55,771

Cash flows provided/(used) in investing activities:
Net cash provided/(used) in investing activities

Cash flows provided/(used) in financing activities:
Repayment of bank term loan	(40,961)	(42,782)
Proceeds from officer advances	124,500	186,000
Repayment of officer advances	(73,000)	(197,500)
Net cash provided/(used) in financing activities	10,539	(54,282)

Increase/(decrease) in cash and cash equivalents	(29,065)	1,489
Cash and cash equivalents at beginning of period	36,609	40,345

Cash and cash equivalents at end of period	$7,544	$41,834

Supplemental Disclosure of Cash Flow Information

Cash paid during the period for interest	$28,712	$22,601

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

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivables are generated from our sales of mine and rail related products to our customers. The Company’s practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with its customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts is $0 at June 30, 2019 and at September 30, 2018.

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

NOTE 2 – STOCKHOLDERS’ DEFICIT

Potentially Dilutive Options and Warrants

As of June 30, 2019, and September 30, 2018, there were no outstanding options and warrants.

NOTE 3 – RELATED PARTY TRANSACTIONS

Advances from Stockholder and Officer

As of June 30, 2019, and September 30, 2018, Mr. Shrewsbury had outstanding advances owed from the Company of $143,987 and $92,487, respectively. The advances bear no interest and are due on demand.

Accrued Payroll Expenses for Officer

As of June 30, 2019, the Company had accrued $319,179 prior period payroll expenses for the CFO. As of September 30, 2018, the accrued prior period payroll was $358,179.

Notes Payable to Officer

On February 25, 2014, the Company and Mr. Shrewsbury consolidated an aggregate of $2,000,000 of indebtedness due to Mr. Shrewsbury, including principal due under a Revolving Demand Note (“Revolving Note”) in the amount of $1,062,000 and accrued but unpaid interest as of January 31, 2014 of $168,905; principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest as of January 31, 2014 of $93,252; and $385,846 of non-interest bearing advances outstanding as of January 31, 2014. The Company issued in exchange a Consolidated Secured Promissory Note (“Consolidated Note”) in the principal amount of $2,000,000. The Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man life insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms of the debt consolidation and restructuring were unanimously approved by disinterested members of the Board of Directors of the Company. As of June 30, 2019, the Company has recorded $534,521 accrued interest on the note.

Lease Agreement with Stockholder and Officer

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two-year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014 the lease was extended for an additional two years, and on September 1, 2016 and subsequently September 1, 2018, the parties agreed to extend the lease for an additional two years term and one year term, respectively, upon the same terms and conditions. As of June 30,2019, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $102,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the financial statements. The Company believes that such office, warehouse and land space will be enough for its current needs.

Freight Charges Paid to Company Controlled by Officer and Stockholder

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the three months ended June 30, 2019 and 2018, such trucking company was paid $16,807 and $24,480, respectively and for the nine months ended June 30, 2019, and 2018 was paid $48,587 and $66,895, respectively, for these trucking services. The freight charges are reported under cost of sales.

Commissions Paid to Company Controlled by Officer and Stockholder

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the three months ended June 30, 2019, and 2018, the Company paid commissions of $3,285 and $3,800 respectively and for the nine months ended June 30, 2019 and 2018, was paid $9,052 and $9,203, respectively. The delivery costs are reflected under cost of sales in our financial statements.

NOTE 4 – BANK LOAN

On December 3, 2015, the Company entered into a fixed term loan agreement with the bank of $711,376 the proceeds of which were used to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2019, the loan balance was $508,089.

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.50% per annum. In the event of a default, interest under the loan may be increased by 2%. The line of credit is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all obligations due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury. As of June 30, 2019, the Company was in compliance with all covenants applicable to this loan.

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

NOTE 6 – REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

	Three Months Ended		Nine Months Ended
	June 30, 2019	June 30, 2018	June 30, 2019	June 30, 2018
Revenue
Rail Products	$1,012,640	$905,722	$2,981,309	$2,718.812
Mining Products	16,188	97,144	177,260	382,028
Total	$1,028,828	$1,002,866	$3,158,569	$3,100,840

Direct cost of revenue
Rail Products	$877,017	$780,052	$2,498,756	$2,238,551
Mining Products	27,525	52,628	165,823	340,127
Total	$904,542	$832,680	$2,664,579	$2,578,678

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

RESULTS OF OPERATIONS

Results of Operations – For the three months ended June 30, 2019, versus the three months ended June 30, 2018

Revenues from Operations

Revenues for the third quarter of fiscal 2019 were $1,028,828 as compared to $1,002,866 for the same period in fiscal 2018, an increase of $25,962 or 2.6%. The increase in revenues is attributable to higher sales of our rail products during the current period due to increased or renewed operations at previously downsized or shut-down coal mines.

Cost of Goods Sold

During the quarter ended June 30, 2019, our cost of goods sold was $904,542 as compared to cost of goods sold of $832,680 for the quarter ended June 30, 2018, an increase of $71,862 or 8.6%. The increase in cost of goods sold was due to an increase in sales, and a $19,174 inventory write-off during the current period. As a percentage of sales, cost of goods sold, excluding inventory write-off, increased from 83.0% in 2018 to 86.0% during the current period due to higher sales of a product mix with relatively higher unit cost during the current quarter.

Gross Profit

Gross profit for the period ended June 30, 2019, decreased as a percentage of revenue to 12.1% from 17.0% for the same period of the prior fiscal year. The decrease in gross profit resulted from an unfavorable mix of higher cost rail related products with lower margins and an inventory write-off during the current third quarter.

Operating Expenses

Operating expenses for the three months ended June 30, 2019 were $150,347 as compared to $140,356 for the three months ended June 30, 2018, an increase of $9,991 or 7.1%.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative three-month periods.

	Three Months Ended
	6/30/2019	6/30/2018	$ Change	%Change
Operating Expense
Commission expense	$28,256	$44,418	$(16,162)	(36.4)
Salary expense	35,421	30,814	4,607	15.0
Professional fees	5,212	5,267	(55)	(1.0)
Bad debt expense	14,621	–	14,621	100.0
Depreciation expense	1,792	1,792	0	0.0
Other operating expense	65,045	58,065	6,980	12.0
Total	$150,347	$140,356	$9,991	7.1

Commission expense for the third quarter ended March 31, 2019 decreased by $16,162 due to a receivable write-off of $14,621 and lower sales margins of rail related products.

Salary expense for the three months ended June 30, 2019, was $35,421 compared to $30,814 for the same period in 2018, an increase of $4,607 or 15.0%. The higher salary expense is the direct result of an additional warehouse staff added to the payroll in the current period.

Professional fees decreased by $55 during the three months ended June 30, 2019 as compared to the same period in 2018. The decrease can be attributed to lower legal expenses related to SEC compliance and other compliance related matters.

Bad Debt Expense were $14,621 during the quarter ended June 30, 2019 which represent a 100% increase over the same period the prior year. The current period expense resulted from customer’s accounts write-off due to bankruptcy.

Depreciation expense during the three months ended June 30, 2019, was $1,792, which compares to the same period the prior year.

During the three months ended June 30, 2019, other operating expenses of $65,045 increased by $6,980 or 12.0% from $58,065 for the same period in 2018. The higher other operating expenses resulted primarily from higher repair and maintenance expenses.

Income from operations

Loss from operations for the quarter ended June 30, 2019, was $26,061 compared to income from operations of $29,830 during the same period in 2018. The decrease in income from operations when compared to the same period the prior year is the direct result of lower sales margins and higher operating expenses in the current period.

Other income and (expense)

Other income and expense for the three months ended June 30, 2019 was a net income of $53,742 as compared to a net expense of $29,266 for the quarter ended June 30,2018 or, an increase of $83,008. The net income increase is the result of a vendor credit of $93,545 for inventory previously written-off, partially offset by a $7,000 loss on disposal of a fixed asset.

Net income

For the quarter ended June 30, 2019, we had net income of $27,681 compared to net income of $564 for the quarter ended June 30, 2018. The $27,117 increase in net income in the current period was the result of a credit for prior written-off material, partially offset by lower sales margins of rail products and higher operating expenses during the current quarter.

 Net income per common share

The net income of $27,681 for the quarter ended June 30, 2019, as well as the net income of $564 for the quarter ended June 30, 2018, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income per share of less than $0.01 in both periods.

RESULTS OF OPERATIONS

Results of Operations – For the nine months ended June 30, 2019, versus the nine months ended June 30, 2018

Revenues from Operations

Revenues for the nine months of fiscal 2019 were $3,158,569 as compared to $3,100,840 for the same period in fiscal 2018, an increase of $57,729 or 1.9%. The increase in revenues is attributable to higher sales of our rail products during the current period due to increased or renewed operations at previously downsized or shut-down coal mines.

Cost of Goods Sold

During the nine months period ended June 30, 2019, our cost of goods sold was $2,664,579 as compared to cost of goods sold of $2,578,678 for the same period ended June 30, 2018, an increase of $85,901 or 2.6% due to an increase in sales during the current period and a $19,174 inventory write-off. As a percentage of sales, cost of goods sold increased from 83.2% in 2018 to 84.4% during the current period due to higher sales of a product mix with relatively higher unit cost during the current nine months period. The inventory write-off accounted for 0.6% of the cost of goods sold increase.

Gross Profit

Gross profit for the period ended June 30, 2019, decreased as a percentage of revenue to 15.6% from 16.8% for the same period of the prior fiscal year. The decrease in gross profit resulted from an unfavorable mix of higher cost rail related products with lower margins sold during the current nine months period.

Operating Expenses

Operating expenses for the nine months ended June 30, 2019 were $393,922 as compared to $418,963 for the nine months ended June 30, 2018, a decrease of $25,041 or 6.0%.

The table below details the components of operating expenses, as well as the dollar and percentage changes for the comparative nine-month periods.

	Nine Months Ended
	6/30/2019	6/30/2018	$ Change	%Change
Operating Expense
Commission expense	$86,634	$108,259	$(21,625)	(20.0)
Salary expense	109,814	87,572	22,242	25.4
Professional fees	5,398	22,167	(16,769)	(75.6)
Bad debt expense	14,621	20	14,601	73005.0
Depreciation expense	5,376	5,376	0	0.0
Other operating expense	172,079	195,569	(23,490)	(12.0)
Total	$393,922	$418,963	$(25,041)	(6.0)

Commission expense for the current nine-month period decrease by $21,625 or 20.0% when compared to the same nine-month period in 2018. The lower commission is a direct result of lower profit margins in our sales of rail and mine products.

Salary expense for the nine months ended June 30, 2019, was $86,634 compared to $108,259 for the same period in 2018, an increase $21,625 or 20.0%. The higher salary expense is the direct result of an additional warehouse staff and an additional salesman added to the payroll in the current period.

Professional fees decreased $16,769 or 75.6% during the nine months ended June 30, 2019 as compared to the same period in 2018. The decrease can be attributed to lower legal expenses related to SEC compliance and other compliance related matters.

Depreciation expense during the nine months ended June 30, 2019, was $5,376, which compares to the same period the prior year.

Bad Debt Expense were $14,621 during the nine months ended June 30, 2019 which increased by $14,601 when compared to the same period the prior year. The current period expense resulted from customer’s accounts write-off due to bankruptcy.

During the nine months ended June 30, 2019, other operating expenses of $172,079 decreased by $23,490 or 12.0% from $195,569 for the same period in 2018. The lower other operating expenses resulted primarily from a $28,918 payroll tax over-accrual reversed in the current period.

Income from operations

Income from operations for the three quarters ended June 30, 2019, was $100,068 compared to income from operations of $103,199 during the same period in 2018. The decrease in income from operations when compared to the same period the prior year is the direct result of lower sales margins of rail products partially offset by lower operating expenses, in the current period.

Other income and (expense)

Other income and expense for the nine months ended June 30, 2019 was a net expense of $18,890 as compared to a net expense of $86,704 for the nine months ended on June 30,2018 or a loss decrease of $67,814. The lower net expense is the result of a vendor credit of $93,545 for inventory previously written-off, partially offset by a $7,000 loss on disposal of a fixed asset, higher interest on our loan of $8,039 in the current period and a $10,692 gain on sale of scrap during the 2018 period.

Net income

For the three quarters ended June 30, 2019, we had net income of $81,178 compared to net income of $16,495 for the same period ended June 30, 2018. The $64,683 increase in the current period net income resulted primarily from a credit from vendor on inventory previously written-off recorded in the current period.

Net income per common share

The net income of $81,178 for the nine months period ended June 30, 2019, as well as the net income of $16,495 for the nine months ended June 30, 2018, when divided by the number of common shares outstanding of 48,053,084 basic shares in both years resulted in a net income per share of less than $0.01 in both periods.

LIQUIDITY AND CAPITAL RESOURCES

The following table presents a summary of our net cash provided (used) by operating, investing and financing activities:

	Nine Months Ended
Liquidity and capital resources	6/30/2019	6/30/2018
Net cash provided/(used) in operating activities	$(39,604)	$55,771
Net cash provided/(used) in investing activities	–	–
Net cash provided/(used) in financing activities	10,539	(54,282)
Net increase/(decrease) in cash equivalents	$(29,065)	$1,489

At June 30, 2019, we had cash and cash equivalents of $7,544 as compared to $36,609 at September 30, 2018 a decrease of $29,065 or 79.4%.

Cash Flows Provided/(Used) in Operating Activities

Net cash used by operating activities for the nine months ended June 30, 2019, was $39,604 compared to net cash provided by operating activities of $55,771 in the same nine-months in 2018.

During the nine months ended June 30, 2019, we had net income of $81,178 as compared to net income of $16,495 for the same period in the prior year.

In the current nine months period, as well as prior year for the same period, the Company had non-cash expenses for depreciation of $5,376.

Net Cash used by operating activities during the nine months ended June 30, 2019 was $39,604. The increase in cash used in operations resulted from an increase in accounts receivable of $164,096, increase in inventory of $76,906 and a reduction in accrued liabilities of $92,782. The used cash from operations was partially offset primarily by an increase in accounts payable of $79,948, an increase in various liabilities of $105,115 and a net income of $81,178.

Cash Flows Provided/(Used in) Investing Activities

There was no cash flow used in investing activities for the period ended June 30, 2019 or 2018.

Cash Flows Provided/(Used in) Financing Activities

During the nine months ended June 30, 2019, cash provided by financing activities was $10,539 compared to cash used in financing activities of $54,282 during the same period in 2018. During the current nine months period, the Company made payments on its term loan of $40,961 and received advances from our CEO of $124,500.

On December 3, 2015, we entered into a new fixed term loan agreement with a bank of $711,376 the proceeds of which were used to repay our previous line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2019, the loan balance was $508,089. The current rate of interest under the loan is 5.50% per annum. Principal, interest and collection costs under the loan are guaranteed by Mr. Shrewsbury.

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

During the nine months ended June 30, 2019, we received advances of $124,500 from Mr. Shrewsbury and made payments to him of $73,000, bringing the total outstanding advance balance to $143,987. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

As of June 30, 2019 the Company had an accrued liability in the amount of $319,179 due to Jose Fuentes, CFO, for past services.

Financial Condition and Going Concern Uncertainties

Since inception, the Company, with a few exceptions has not generated sufficient cash to fund its operations and has incurred operating losses. As of June 30, 2019, the Company’s accumulated deficit was $15,529,958. Currently, in addition to funds from operations, the Company relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a secured bank loan that is guaranteed by Mr. Shrewsbury to finance its business operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations which are dependent upon our ability to meet our financial requirements, upon the continued provision of financing from Mr. Shrewsbury and under the Company’s bank loan, and the success of our operations.

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

As of June 30, 2019, we had cash and cash equivalents of $7,544 as compared to $36,609 as of September 30, 2018.

Our accounts receivable was $409,169 as of June 30, 2019, as compared to $259,694 as of September 30, 2018, an increase of $149,475 or 57.6%. The higher June 30. 2019 receivable balance is the direct result of higher sales during the last two weeks of the current period.

Inventory was $1,875,446 as of June 30, 2019, as compared to $1,798,540 as of September 30, 2018, an increase of $76,906 or 4.3%.

Accrued expenses were reduced from $416,636 as of September 30, 2018 to $323,854 as of the nine- months ended June 30, 2019, a reduction of $92,782. A reduction in accrued payroll and payroll taxes account for the lower accrued liabilities balance as of June 30, 2019.

Accounts payable for the nine-months ended June 30, 2019, were $609,801 as compared to $529,853 as of September 30, 2018, an increase of $79,948 or 15.1%.

During the nine-months ended June 30, 2019, our accumulated deficit decreased from $15,611,136 to $15,529,958, a decrease of $81,178 due to the reported net income during the nine months ended June 30, 2019.

During the nine months ended June 30, 2019, the Company’s net income was $81,178 compared to a net income of $16,495 for the comparable period in 2018. The net income increase is due to increased sales and sales margins of our rail and mining related products and lower operating expenses in the current period.

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

Bank Loan

On December 3, 2015, we obtained a term loan from Town Square Bank of $711,376. We used proceeds of the new loan to repay our former line of credit. The loan is for a term of five years and matures on December 3, 2020. As of June 30, 2019, the loan balance was $508,089.

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

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man life insurance purchased by us on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of June 30, 2019, accrued interest on the note was $534,521.

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

As of June 30, 2019, Mr. Shrewsbury had advanced an aggregate of $143, 987 to the Company. The advances do not bear interest and are repayable upon demand. As of June 30, 2019, the Company also has a payable of $102,000 to Mr. Shrewsbury for warehouse storage rental.

The Consolidated Note and advances are subordinate to the Company’s bank indebtedness.

Off-Balance Sheet Arrangements

We do not maintain any off-balance sheet arrangements, transactions, obligations or other relationships with unconsolidated entities that would be expected to have a material current or future effect upon our financial condition or results of operations as of June 30, 2019, and September 30, 2018.

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

As of June 30, 2019, we have incurred debt due to Mr. Shrewsbury in the form of $2 million Consolidated Note and non-interest-bearing advances in the amount of $143,987. We have outstanding accounts payable of $609,801 and other accrued liabilities of $858,375, including $319,179 due to our CFO, Jose Fuentes, for services. Also, the Company owes $508,089 under a bank term loan which is secured by the Company’s inventory and accounts receivable and which becomes due on December 3, 2020. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the amounts due to Mr. Fuentes and Mr. Shrewsbury in the event they make a demand for payment; it may be more expensive and difficult to obtain additional financing; and we are more vulnerable to economic downturns. The Company also has a $102,000 payable for warehouse lease rental due to Mr. and Mrs. Shrewsbury.

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

We had net income of $81,178 for the nine months ended June 30, 2019 and net income of $16,495 for the same period in 2018. At June 30. 2019 and September 30, 2018, we had accumulated deficits of $15,529,958 and $15,611,136, respectively. We may need to obtain additional financing or incur additional debt to expand our wholesale and retail mining supplies business. We may also require additional financing to fund ongoing operations if our revenue is insufficient to meet our operating costs. In the past, we have been able to raise financing from our CEO through notes and advances and a bank loan guaranteed by our CEO. Our inability to obtain necessary capital or financing to fund these needs will adversely affect our ability to fund operations and continue as a going concern. Additional financing may not be available when needed or may not be available on terms acceptable to us. If adequate funds are not available, we may be required to delay, scale back or eliminate one or more of our business strategies, which may affect our results of operations and financial condition.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.	MINE SAFETY DISCLOSURES

None.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

The following exhibits are filed or “furnished” herewith:

Incorporated by Reference From
Exhibit No	Exhibit Description	Form	Filing Date	Filed/ “Furnished” Herewith

31.1	Certification by Principal Executive Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CEO)			X

31.2	Certification of Principal Financial Officer Pursuant to Rule 13a-14(a) or 15d-14(a) of the Securities Exchange Act of 1934, As Adopted Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002 (CFO)			X

32.1	Certification of Principal Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CEO)			X

32.2	Certification of Principal Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002 (CFO)			X

101.INS	XBRL Instance Document **			X

101.SCH	XBRL Taxonomy Extension Schema Document **			X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document **			X

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document **			X

101.LAB	XBRL Taxonomy Extension Label Linkbase Document **			X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document **			X

**

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

TX HOLDINGS, INC.

By: /s/ William L. Shrewsbury William L. Shrewsbury Chief Executive Officer (Principal Executive Officer) Dated: August 9, 2019	By: /s/ Jose Fuentes Jose Fuentes Chief Financial Officer (Principal Financial and Accounting Officer) Dated: August 9, 2019