Form 10-K
period 2019-09-30
TX Holdings, Inc.
filed 2019-12-09
CIK 1133798

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the fiscal year ended September 30, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the transition period from __________ to __________

Commission File No. 000-32335

TX HOLDINGS, INC.

(Exact Name of Registrant as Specified in its Charter)

Georgia (State or Other Jurisdiction of Incorporation or Organization)	58-2558702 (I.R.S. Employer Identification No.)

12080 Virginia Blvd., Ashland, KY 41102 (Address of Principal Executive Offices and Zip Code)	(606) 929-5655 (Registrant’s Telephone Number, Including Area Code)

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

Emerging growth company ☐
Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒	Smaller reporting company ☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. 

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act) Yes ☐ No ☒

The aggregate market value of the voting common equity held by non-affiliates based upon the average bid and asked prices for the Common Stock on March 31, 2019, the last business day of the registrant’s most recently completed second fiscal quarter as reported on the OTC Markets Group, Inc.’s OTCPINK was approximately $207,391.

As of December 9, 2019, the number of shares of the registrant’s common stock outstanding was 48,053,084.

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

●	statements about the level of our costs and operating expenses relative to our revenues, and about the expected composition of our revenues;
●	statements about expected future sales trends for our products;
●	statements about our future capital requirements and the sufficiency of our cash, cash equivalents, and available bank borrowings to meet these requirements;
●	other statements about our plans, objectives, expectations and intentions; and
●	factors that are described in the Risk Factor section of this Annual Report on Form 10-K for the year ended September 30, 2019.

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

FORM 10-K

FOR THE FISCAL YEAR ENDED SEPTEMBER 30, 2019

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

As of September 30, 2019, Mr. Shrewsbury had advanced to the Company an additional $181,487 which is not interest bearing and is repayable upon demand.

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

The U.S. Energy Information Administration (EIA) forecasted in its Short-Term Energy Outlook (STEO) released October 8, 2019, that U. S. coal production will decline by 10% to 679MMst in 2019, which would be a 76MMst decline from the 2018 level. Declining coal demand and related bankruptcies, ownership changes, and sudden closures have contributed to a fluctuating production environment. The EIA also expects coal production to decline further by 11% in 2020 to 603MMst.

Coal consumption in the United States decreased for the fifth consecutive year in 2018, reaching 13.2 quads, the lowest level since 1975 and about half of its peak in 2005. In 1950, nearly half of the U.S. coal consumption was in the industrial sector (47%), and the transportation sector also consumed a significant share (13%). However, since the 1960s nearly all U.S. coal has been used to generate electricity. In 2018, the electric power sector accounted for 91% of U.S. coal consumption.

The United States is a net exporter of coal. The U.S coal exports reached a high of 126MMst equal to 12% of U.S. coal production in 2012. U.S. coal export decline each year from 2012 through 2016 and then increased in 2017 and 2018, the United States exported about 116 MMst of coal which equal about 15% of U.S. coal production. The coal is exported to at least 52 countries with the top five destination going to India, The Netherlands, Japan, South Korea and Brazil.

EIA expects U.S. CO2 emissions in 2019 to decline because the share of electricity generated from natural gas and renewables will increase while the share generated from coal, which is more carbon-intensive energy source, will decrease.

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

Manufacturers and Suppliers

Our drill steel mining products, drill bits, and related products are manufactured and supplied to us by several manufacturers located overseas. Our rail products are supplied to us by several suppliers located overseas and, in the U.S.

Management does not believe that the loss of any of such manufacturers or suppliers would adversely affect the Company’s business and believes that alternative manufacturers and suppliers would be readily available to us.

Distribution and Sales

We sell our mining supplies and rail products primarily through two independent sales agent and, to a limited extent, directly to our customers. Our sales agents are independent contractors and are compensated on a commission basis. Our sales agents sell our mining supplies to resellers as well as directly to coal mine operators.

Our products are delivered to us at our warehouse in Ashland, Kentucky, from where they are shipped to our customers primarily by road. Shipping costs are normally paid for by the purchaser.

Customers

We distribute and sell our mining supplies and rail products principally to certain coal mining companies located in Ohio, Pennsylvania, Kentucky and West Virginia and certain distributors. Our customers include both large and small mining companies and operators. During the year ended September 30, 2019, one customer accounted for approximately 30% of our revenues (35% in 2018), and accounted for less than 1% of our accounts receivable (45% in 2018) as of the year end, one customer accounted for approximately 24% of our revenues (11% in 2018), one customer accounted for approximately 6% of our revenues (6% in 2018) and, one customer accounted for approximately 5% of our revenues ( 2% in 2018) All remaining customers account for less than 5% of our revenue. The loss of any one or more of our major customers or if our inability to collect on outstanding accounts receivable from one or more of these customers could have a material adverse effect on our business and financial condition. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers.

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

Research and Development Expenditure

No research and development cost were incurred in 2019 or 2018.

Employees

As of September 30, 2019, we employed four full-time employees. None of our employees are a party to a collective bargaining agreement and we believe our relationship with our employees is good. Also, we employ certain consultants and independent contractors on a regular basis to assist in the marketing and sale of our products. Our sales agents are compensated on a commission basis.

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

Principal Executive Offices

Our principal executive offices are located at 12080 Virginia Blvd, Ashland, Kentucky 41102. Our principal telephone number at such location is (606) 929-5655.

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

There is no assurance we will be successful in the future. We anticipate our operating expenses will increase if and as our business expands or if we pursue additional business opportunities, We will need to generate revenues sufficient to meet all of our expenses to achieve profitability and obtain additional financing to fund such expenses. However, such financing may not be available to us or may be available upon terms that are not acceptable to us.

We incurred a small profit in 2019 and a net loss in fiscal years 2018 and 2017 and a net income for 2013 and 2014 fiscal years. Prior to fiscal 2013, we had a history of net losses. We can provide no assurance we will be profitable in the future. If we fail to achieve profitability, we may need to reduce or eventually cease our operations.

We had a $42,444 profit in 2019 and a loss of $55,200 in 2018. At September 30, 2019 and 2018, we had accumulated deficits of $15,568,692 and $15,611,136, respectively. Based on current expectations, we may need to obtain additional financing to expand our mining and rail supplies distribution business. Also, we require additional financing to fund ongoing operations if our current sales and revenue growth are insufficient to meet our operating costs.

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

As of September 30, 2019, we have incurred debt due to Mr. Shrewsbury, our CEO, in the form of a note and advances in the aggregate amount of $2,181,487 of which $2,000,000 is covered by a note due in February 24, 2024, and advances, which are due on demand, of $181,487. We have outstanding accounts payable of $320,985 and other accrued liabilities of $888,905, which includes $559,726 accrued interest on the note due to our CEO. Also, as of September 30, 2019, we owed $494,370 on a bank term loan. Under the term loan, we are required to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $425,359. The term loan is secured by our inventory and accounts receivable and guaranteed by our CEO. Also, under the term loan, without the consent of the bank, we are not permitted to incur any indebtedness other than trade debt incurred in the ordinary course. We are subject to the risks associated with substantial indebtedness, including insufficient funds to repay the outstanding loans when they become due and advances if our chief executive officer demands their repayment.

There may be some doubts about our ability to continue as a going concern and, if we are unable to continue our business, our shares may have little or no value.

Our independent registered public accounting firm’s report on our financial statements included in our annual report on Form 10-K for the years ended September 30, 2019 and 2018, contains an explanatory paragraph wherein they expressed an opinion that there is substantial doubt about our ability to continue as a going concern. Our financial statements do not include any adjustments to reflect the possible future effects on recoverability and classification of assets or the amounts and classification of liabilities that might occur if we are unable to continue in business as a going concern. Accordingly, careful consideration of such opinions should be given in determining whether to continue or become our stockholder.

We depend on a small number of customers for a substantial portion of our revenues. The loss of one or more of these customers, or our inability to collect outstanding receivables from such customers could have a material adverse effect on our financial results.

Our customers include both large and small mining companies and operators. During the year ended September 30, 2019, one customer accounted for approximately 30% of our revenues (30% in 2018), and accounted for less than 1% of our accounts receivable (45% in 2018) as of the year end, one customer accounted for approximately 24% of our revenues (11% in 2018), one customer accounted for approximately 6% of our revenues (6% in 2018) and, one customer accounted for approximately 5% of our revenues ( 2% in 2018) All remaining customers account for less than 5% of our revenue. The loss of any one or more of our major customers or if our inability to collect on outstanding accounts receivable from one or more of these customers could have a material adverse effect on our business and financial condition. We continue to seek to increase our customer base and reduce our reliance on a limited number of customers. Although we are seeking to diversify our customer base and reduce our reliance upon sales to a small number of large mine operators, we expect sales to such customers to continue to constitute a significant portion of our revenues in the near term.

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

Our growth strategy which, if successful, will place significant demands on us and subject us to numerous risks.

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

In addition, the loss of our independent sales agents could temporarily jeopardize our relations with our customers. Our agreement with such sales agents is terminable upon 30 days’ notice. Any loss of sales agents would jeopardize the stability of our infrastructure and our ability to provide the service levels our customers expect.

The loss of any of our key officers or our sales agents could impair our ability to successfully execute our business strategy.

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

As of September 30, 2019, our directors and executive officers beneficially owned approximately 28.07% of our shares of common stock. Our directors and executive officers are entitled to cast an aggregate of approximately 13,487,980 votes on matters submitted to our stockholders for a vote or approximately 28.07% of the total number of votes entitled to be cast at a meeting of our stockholders. These stockholders, if they acted together, could exert substantial control over matters requiring approval by our stockholders. These matters would include the election of directors and the approval of mergers or other business combination transactions. This concentration of ownership may discourage or prevent someone from acquiring our business.

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

ITEM 2.            PROPERTIES

Our principal executive offices and other facilities consist of approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, which we lease from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two year term starting October 1, 2012 and ending August 31, 2014. On September 1, 2014, the parties agreed to extend the lease for an additional 24 month period upon the same terms and conditions. Subsequently, the Company has extended the lease three times upon the same terms and conditions with a new ending term of August 31, 2020. As of September 30, 2019, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $108,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the filing of this report. The Company believes that such office, warehouse and land space will be sufficient for its current needs.

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

Quarter Ended	High	Low
	$	$
September 30, 2019	0.009	0.006
June 30, 2019	0.014	0.006
March 31, 2019	0.012	0.006
December 31, 2018	0.011	0.006

September 30, 2018	0.020	0.010
June 30, 2018	0.024	0.015
March 31, 2018	0.034	0.016
December 31, 2017	0.017	0.009

As of September 30, 2019, there were approximately 655 holders of record of our shares of common stock.

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

Purchases of Equity Securities

We did not purchase any of our equity securities during the year ended September 30, 2019.

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

Our independent registered public accounting firm’s report on our financial statements for the years ended September 30, 2019, and September 30, 2018, contains an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern.

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

The U.S. Energy Information Administration (EIA) forecasted in its Short-Term Energy Outlook (STEO) released October 8, 2019, that U. S. coal production will decline by 10% to 679MMst in 2019, which would be a 76MMst decline from the 2018 level. Declining coal demand and related bankruptcies, ownership changes, and sudden closures have contributed to a fluctuating production environment. The EIA also expects coal production to decline further by 11% in 2020 to 603MMst.

Coal consumption in the United States decreased for the fifth consecutive year in 2018, reaching 13.2 quads, the lowest level since 1975 and about half of its peak in 2005. In 1950, nearly half of the U.S. coal consumption was in the industrial sector (47%), and the transportation sector also consumed a significant share (13%). However, since the 1960s nearly all U.S. coal has been used to generate electricity. In 2018, the electric power sector accounted for 91% of U.S. coal consumption.

The United States is a net exporter of coal. The U.S coal exports reached a high of 126MMst equal to 12% of U.S. coal production in 2012. U.S. coal export decline each year from 2012 through 2016 and then increased in 2017 and 2018, the United States exported about 116 MMst of coal which equal about 15% of U.S. coal production. The coal is exported to at least 52 countries with the top five destination going to India, The Netherlands, Japan, South Korea and Brazil.

EIA expects U.S. CO2 emissions in 2019 to decline because the share of electricity generated from natural gas and renewables will increase while the share generated from coal, which is more carbon-intensive energy source, will decrease.

Continued distress in the U.S. coal mining industry will materially affect the demand for our products.

Results of Operations

Our revenues for the year ended September 30, 2019, were $3,934,689 as compared to $3,840,095 for 2018.

Gross profit as a percentage of sales in the year decreased by 1.3% when compared to 2018.

We had net income of $42,444 in fiscal 2019 compared to a net loss of $55,200 in 2018. The year ended September 30, 2019, is the first fiscal year in which we have reported net income after four consecutive loss years.

Liquidity and Capital Resources

At September 30, 2019, we had cash and cash equivalents of $17,098 compared to cash and cash equivalents of $36,609 at September 30, 2018 a decrease of $19,511.

Net cash used in operating activities was $64,331 during the year ended September 30, 2019, comparing negatively to net cash used in operating activities of $5,281 in 2018.

Cash flow provided in financing activities was $10,500 for the year ended September 30, 2019 and there was no cash flow from investing activities for the year ended September 30, 2018.

Cash provided by financing activities during the current year was $34,320 as compared to cash provided in financing activities of $1,545 in 2018. The current year cash provided by financing activities resulted from stockholder’s net advances of $89,000, partially offset by a repayment of our term loan of $54,680. During 2018, cash provided in stockholder’s net advance was $58,500 and cash repayment of our term loan was $56,955.

Mr. William Shrewsbury, our Chairman and CEO, has provided financing in the form of a consolidated promissory note in the amount of $2,000,000 (“Consolidated Note”) on which we have accrued interest of $559,726, and the principal and interest under the Consolidated Note is due February 24, 2024 The principal bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, and is subject to certain events of default. Accrued interest of $100,000 per-year due on the Promissory Note was recorded for the years ended September 30, 2019 and 2018. The Consolidated Note is secured or otherwise payable by us out of the death benefit proceeds of key man insurance of $2 million that has been purchased by us on the life of Mr. Shrewsbury. As of September 30, 2019, Mr. Shrewsbury had also provided non-interest-bearing advances to us of $181,487. Also, as of September 30, 2019, the Company has a $108,000 payable due to Mr. Shrewsbury for warehouse rental space.

In November 2012, we obtained a bank line of credit of $250,000 which was subsequently increased to $750,000. The line of credit was secured by a lien on our inventory and accounts receivable and guaranteed by Mr. Shrewsbury. On December 3, 2015, we entered into a new loan agreement with a bank under which we obtained a term loan in the amount of $711,376. We utilized proceeds of the new loan to repay our line of credit. The new loan is for a term of five years and matures on December 3, 2020. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.00 % per annum.

Our indebtedness to Mr. Shrewsbury is subordinated to the new bank loan. During the current year, we repaid $54,680 leaving an outstanding balance of $494,370 under the new loan.

Our success is dependent upon our ability to increase sales of our rail products and mining supplies, of which there can be no assurance.

We were incorporated in the State of Georgia in May, 2000.

Results of Operations

Year Ended September 30, 2019 Compared with Year Ended September 30, 2018

Revenues from Operations

Revenues for 2019 and 2018 were $3,934,689 and $3,840,095, respectively, an increase for 2019 of $94,594 or approximately 2.5%. The increase in revenue in 2019 resulted from higher sales of our rail supplies related products, partially offset by lower sales of mining supplies related products.

Cost of Goods Sold

During 2019, cost of goods sold was $3,313,609 as compared to cost of goods sold of $3,184,900 for 2018, an increase of $128,709 or 4.0%. The increase in cost of goods is solely related to the increase in sales over the prior year. Cost of goods sold as a percentage of sales increased from 82.9% in 2018 to 84.2% in 2019.

Gross Profit

Gross profit for 2019 was $621,080, a decrease of $34,115 or 5.26% when compared to 2018. The lower gross profit is the result of higher sales of lower margin products during 2019 as compared to 2018.

Operating Expenses

The Company incurred operating expenses of $552,307 in 2019 as compared to $597,463 in 2018, a decrease of $45,156 or approximately 7.6%. As a percentage of revenue, operating expenses decreased from 15.5% in 2018 to 14.0% in 2019. The decrease is attributed to lower commission expense, professional fees and bad debt expense in the current fiscal year while generating higher revenue during 2019.

The following table details the components of operating expenses, as well as the dollar and percentage changes for the year end periods.

	Year Ended
	9/30/2019	9/30/2018	$ Change	%Change
Operating Expense

Commission expense	$123,053	$159,027	$(35,974)	(22.6)
Professional fees	8,359	23,840	(15,481)	(64.9)
Bad debt expense	14,621	37,672	(23,051)	(61.2)
Depreciation expense	7,168	7,168	0	0.0
Other operating expense	399,106	369,756	29,350	7.9
Total	$552,307	$597,463	$(45,156)	(7.6)

Commission expense for the year ended September 30, 2019 was $123,053 compared to $159,027 for the same period in 2018, a decrease of $35,974 or 22.6%. The lower commission, during the year ended September 30, 2019, is a direct result of lower margin sales and bad debt expense write-offs partially offset by higher sales resulting from operational increase in the domestic coal mining industry. As a percentage of revenue, commission expense decreased from 4.1% in 2018 to 3.1% in 2019.

Professional fees decrease $15,481 or 64.9% for the year ended September 30, 2019, as compared to the prior year. The lower expenses were the result of lower legal expenses, related to general corporate matters.

Bad debt expense decreased $23,051 or 62.1% for the twelve months ended September 30, 2019, as compared to the prior year. Bad debt expense recorded for one major customer filing for bankruptcy during year ended 2018 accounted for the higher expense.

Depreciation expenses remains at $7,168 for the year 2019 as in the prior year.

For the year ended September 30, 2019, other operating expenses were $399,106, an increase of $29,350 or 7.9% from the $369,756 incurred during 2018. The higher operating expenses in the current year resulted from higher delivery truck’s repairs and maintenance expense of $23,898 and, an increase in travel and entertainment expense of $7,998 over the prior year.

Income/(Loss) from Operations

For 2019, we had income from operations of $68,773 as compared to income from operations of $57,732 in 2018, an increase of $11,041 or 19.1%. The increase in income from operations resulted from lower operating expense of $45,156 in 2019 as compared to the prior year. Lower profit margins in 2019 from 2018 negatively impacted the income from operations by $34,115.

Other Income and (Expense)

Other expense was $26,329 in 2019 as compared to $112,932 in 2018, a decrease of $86,603. The lower expense is the result of a vendor credit of $93,545 for inventory previously written-off, partially offset by a $7,000 loss on disposal of a fixed asset.

Net Income/(loss)

During 2019 the Company had a net income of $42,444 compared to a net loss of $55,200 for 2018, representing a net loss decrease of $97,644. The decrease resulted from a $93,545 vendor credit for inventory previously written-off and, higher income from operation of $11,041 due to lower operating expenses.

Net Loss Per Common Share

Net earnings per share (basic and diluted) as a result of the net income remains a positive $0.00 in 2019, compared to a negative $0.00 in the prior year.

Net Operating Loss Carry Forward for Tax Purposes

As of September 30, 2019, the Company had tax net operating loss carry forwards totaling approximately $8,070,000, which expire in 2019 through 2038. Approximately $1,200,000 of such net operating losses were incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in Section 382 of the Internal Revenue Code.The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

There can be no assurance that these deferred tax assets will ever be used. A deferred tax asset can be used only if there is future taxable income, of which there can be no assurance.

Liquidity and Capital Resources

The following table presents a summary of our net cash provided by/(used in) operating, investing and financing activities:

	Year Ended
Liquidity and capital resources	9/30/2019	9/30/2018
Net cash used in operating activities	$(64,331)	$(5,281)
Net cash provided in investing activities	10,500	-
Net cash provided in financing activities	34,320	1,545
Net increase/(decrease) in cash equivalents	$(19,511)	$(3,736)

At September 30, 2019, the Company had cash and cash equivalents of $17,098 compared to cash and cash equivalents of $36,609 at September 30, 2018 a decrease of $19,511. The decrease in cash is the direct result of the net cash used in operating activities of $64,331 partially offset by cash provided in investing activities of $10,500 and net cash from financing activities of $34,320.

Cash Flows Provided/(Used) in Operating Activities

Cash used in operating activities during 2019 was $64,331 as compared to cash used in operating activities of $5,281 during 2018.

During the year ended September 30, 2019, the Company incurred a net income of $42,444.

In the current year the Company increased its inventory by $33,089 and, accounts receivable net by $15,662; accounts payable decreased by $208,868 and, the Company received a customer’s sales advance of $96,000.

The increases in inventory and accounts receivables is the direct result of higher sales in the current year as it compares to the prior year and, the anticipation of future higher customers’ sales demand.

Accrued liabilities as of September 30, 2019, increased by $12,543. The increase results primarily from accrued interest of $100,000 on a loan due to Mr. Shrewsbury, partially offset by a reduction in accrued payroll and payroll taxes related expenses of $87,457 in 2019.

Accounts payable decreased $208,868 in 2019 compared to a decrease of $124,920 in the prior year. The current year decrease in payable is the result of higher payments of vendors’ outstanding payables and a $93,545 vendor credit for inventory previously written-off.

Cash Flows Provided in Investing Activities

The sale of a fixed asset generated a $10,500 cash flow for the current year. There were no investing activities during 2018.

Cash Flows Provided/(used) in Financing Activities

During 2019, cash provided by financing activities was $34,320 as compared to cash provided in financing activities of $1,545 during 2018. During 2019, the Company repaid $54,680 on the outstanding term loan and received proceeds from stockholder/officer’s net advances of $89,000. In 2018 the Company repaid $56,955 on the term loan and received net advances from our CEO of $58,500.

The Company’s primary source of financing during 2019 was advances received from our CEO.

In November 2012, we obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the loan. The loan which was refinanced in December 2015 was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. Interest on the loan was payable monthly and was calculated on the basis of a variable index. As of September 30, 2015, the Company had borrowed $712,449 under the loan. The rate of interest under the loan was 3.25% per annum. Principal, interest and collection costs under the loan were guaranteed by Mr. Shrewsbury. On December 3, 2015, we obtained a new term loan from the bank in the amount of $711,376. We utilized the proceeds of the new loan to repay the line of credit. The new loan is for a term of five years and matures on December 3, 2020. During the term of the loan we have agreed to make equal monthly repayments of principal and interest of $6, 967 commencing January 3, 2016 and a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $425,539. Interest under the new loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.00% per annum. In the event of a default, interest under the loan may be increased by 2%. The new loan is secured by a priority security interest in our inventory and accounts receivable and guaranteed by our CEO. As of September 30, 2019, the term loan balance is $494,370.

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

During 2019, the Company received $219,500 in cash advances from Mr. Shrewsbury and repaid $130,500, bringing the total outstanding advance balance to $181,487. Cash advances from Mr. Shrewsbury are repayable upon demand and do not bear interest.

Property and Equipment, net, was $15,144 as of September 30, 2019 compared to $39,812 as of September 30, 2018. During 2019 the Company sold a brazing machine with a book value of $17,500 resulting in a $7,000 loss. Delivery equipment depreciation recorded in the current year accounts for a $7,168 net reduction in Property and Equipment.

As of September 30, 2019, the Company had accrued and unpaid an amount of $304,179 due to Jose Fuentes, CFO, as payment for past services.

Financial Condition and Going Concern Uncertainties

Since inception, except for the six consecutive quarters ended June 30, 2014, and the fiscal year ended September 30, 2017 and September 30, 2019, we have not generated sufficient cash to fund operations and have incurred operating losses. Currently, the Company will continue to rely substantially upon financing provided by Mr. Shrewsbury, our CEO, and secured bank indebtedness to fund its operations. In view of these matters, realization of certain assets in the accompanying balance sheet is dependent upon continued operations, which in turn, is dependent on our ability to meet our financial requirements, upon the continued provision of financing by Mr. Shrewsbury and under the Company’s term loan, and the success of our future operations.

Our independent registered public accounting firm’s report on the financial statements included in our Annual Report on Form 10-K for the year ended September 30, 2019, contains an explanatory paragraph that there is substantial doubt about our ability to continue as a going concern. Accordingly, careful consideration of such opinion should be given in determining whether to continue or to become our stockholder.

As of September 30, 2019, the Company had cash and cash equivalents of $17,098 as compared to $36,609 as of September 30, 2018.  The $19,511 decrease in cash resulted primarily from an increase in inventory of ($33,089), a ($15,662) increase in accounts receivables (net of $14,621 bad debt write-off), a decrease in accounts payable of ($208,868) and a decrease in accrued liabilities of ($87,547); the negative cash variance was partially offset by cash generated from an increase in accrued interest to officers of $100.000, net cash advances from our CEO of $89,000, a customer’s sales cash advance in the amount of $96,000, an increase in officers advances for operations of $24,000 and, an increase in other current liabilities of $5,191.

The Company’s accounts receivable was $275,356 as of September 30, 2019, as compared to $259,694 as of September 30, 2018, an increase of $15,662 or 6.0%. The increase is the result of managing the receivable balance to appropriate sales related levels.

Inventory was $1,831,629 as of September 30, 2019 as compared to $1,798,540 as of September 30, 2018, an increase of $33,089 or 1.8%. The inventory increase is attributable to the increase in sales (2.5%) in the current year over the prior year.

During 2019, our stockholders’ deficit decreased from $15,611,136 in the prior year to $15,568,692, a decrease of $42,444 or 0.3%. The net income for the year ended September 30, 2019 accounts for the decrease in stockholders’ deficit.

During the year ended September 30, 2019, the Company’s net income was $42,444 compared to a net loss of $55,200 for 2018 representing a loss decrease of $97,644. The decrease can be directly attributed to a $93,545 vendor credit received in the current year for inventory previously written-off.

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

During the term of the loan, we have agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $425,539. Early repayment of amounts due under the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

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

The principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance purchased by the Company on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of September 30, 2019, accrued interest on the note was $559,726

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

In addition, in consideration of Mr. Shrewsbury agreeing to consolidate the indebtedness, the Company granted to Mr. Shrewsbury options to purchase an aggregate of 500,000 shares of the Company’s common stock issued February 25, 2014. The options became exercisable on April 1, 2014 and expired on March 31, 2017. The options were exercisable at a price of $0.0924 per share subject to certain anti-dilution adjustments in the event of stock dividends, subdivisions, capital reorganizations, a consolidation or merger, or sale of all or substantially all of our assets.

As of September 30, 2019, Mr. Shrewsbury had advanced an aggregate of $181,487 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2019, the Company also has a payable of $108,000 to Mr. Shrewsbury for warehouse storage rental.

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

Based on our assessment, we ascertained the new standard does not have a material impact on our financial position and results of operations, and the new standard was adopted commencing the first interim fiscal period of 2019. We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are delivered. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

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

ITEM 8.              FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Company's balance sheets as of September 30, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended have been audited by Turner, Stone and Company, LLP. Turner, Stone and Company, LLP is an independent registered public accounting firm. These financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and pursuant to Regulation S-K as promulgated by the Securities and Exchange Commission and are included herein pursuant to Part II, Item 8 of this Form 10-K. The financial statements have been prepared assuming the Company will continue as a going concern.

FINANCIAL STATEMENTS - TABLE OF CONTENTS
For the Years Ended September 30, 2019 and 2018

Page(s)

Report of Independent Registered Public Accounting Firm	26

Audited Financial Statements:

Balance Sheets at September 30, 2019 and 2018	27

Statements of Operations for the years ended September 30, 2019 and 2018	28

Statements of Changes In Stockholders' Deficit for the years ended September 30, 2019 and 2018	29

Statements of Cash Flows for the years ended September 30, 2019 and 2018	30

Notes to Financial Statements	31

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of TX Holdings, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of TX Holdings, Inc. (the “Company”) at September 30, 2019 and 2018 and the related statements of operations, changes in stockholders’ deficit and cash flows for the years then ended, and the related notes (collectively referred to as the “financial statements”).  In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company as of September 30, 2019 and 2018, and the results of its operations and its cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

Explanatory Paragraph – Going Concern

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in Note 1 to the financial statements, the Company has not generated sufficient cash to fund its operations, has significant losses form operations since inception, has stockholders’ deficit and relies substantially upon financing from a related party.  These conditions raise substantial doubt about its ability to continue as a going concern.  Management’s plans in regard to these matters are also described in Note 1.  The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Basis for Opinion

These financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on the Company’s financial statements based on our audits.  We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (“PCAOB”) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB.  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Turner, Stone & Company, L.L.P.

Dallas, Texas

December 9, 2019

We have served as the Company’s auditor since 2010.

PART 1-FINANCIAL INFORMATION

Item 1-Financial Statements

TX HOLDINGS, INC.
BALANCE SHEETS
September 30, 2019 and 2018
	September 30,	September 30,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$17,098	$36,609
Accounts receivable, net of allowance for doubtful accounts of $ 0 at September 30, 2019 and September 30, 2018	275,356	259,694
Inventory	1,481,629	1,798,540
Other current assets	2,158	1,100
Total current assets	1,776,241	2,095,943

Inventory, non-current	350,000	-
Property and equipment, net	15,144	39,812
Total Assets	$2,141,385	$2,135,755

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities:
Accrued expenses, primarily to officers, (Note 6)	$329,179	$416,636
Accounts payable	320,985	529,853
Accrued interest to officer	559,726	459,726
Advances from officer, (Note 6)	181,487	92,487
Deferred revenue	96,000	-
Stockholder/officers advances for operations-warehouse rent, (Note 6)	108,000	84,000
Bank-term loan-current portion	69,011	59,419
Other current liability	5,191	-
Total current liabilities	1,669,579	1,642,121

Bank-term loan,less current portion	425,359	489,631
Note payable to officer, (Note 6)	2,000,000	2,000,000
Total Liabilities	4,094,938	4,131,752

Commitments and contingencies, (Note 10)

Stockholders' deficit:
Preferred stock: no par value, 1,000,000 shares authorized no shares outstanding		-
Common stock: no par value, 250,000,000 shares authorized, 48,053,084 shares issued and outstanding at September 30, 2019 and September 30, 2018	9,293,810	9,293,810
Additional paid-in capital	4,321,329	4,321,329
Accumulated deficit	(15,568,692)	(15,611,136)
Total stockholders' deficit	(1,953,553)	(1,995,997)
Total Liabilities and Stockholders' Deficit	$2,141,385	$2,135,755

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF OPERATIONS
For the Years Ended September 30, 2019 and 2018
	September 30,	September 30,
	2019	2018

Revenue	$3,934,689	$3,840,095

Cost of goods sold	(3,313,609)	(3,184,900)

Gross profit	621,080	655,195

Operating expenses, except items shown separately below	399,106	369,756
Commission expense	123,053	159,027
Professional fees	8,359	23,840
Bad debt expense	14,621	37,672
Depreciation expense	7,168	7,168
Total operating expenses	552,307	597,463

Income from operations	68,773	57,732

Other income and (expense):
Loss on disposal of property and equipment	(7,000)	-
Other income	112,043	16,124
Interest expense	(131,372)	(129,056)

Total other income and (expense), net	(26,329)	(112,932)

Net income/(loss)	$42,444	$(55,200)

Net loss per common share
Basic	$0.00	$0.00

Weighted average of common shares outstanding-
Basic	48,053,084	48,053,084

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
For the Years Ended September 30, 2019 and 2018
					Additional
	Preferred Stock		Common Stock		Paid in	Accumulated
	Shares	Amount	Shares	Amount	Capital	Deficit	Total

Balance at September 30, 2017	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,555,936)	$(1,940,797)

Net loss	-	-	-	-	-	(55,200)	(55,200)

Balance at September 30, 2018	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,611,136)	$(1,995,997)

Net income	-	-	-	-	-	42,444	42,444

Balance at September 30, 2019	-	$-	48,053,084	$9,293,810	$4,321,329	$(15,568,692)	$(1,953,553)

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.
STATEMENTS OF CASH FLOWS
For the Years Ended September 30, 2019 and 2018
	September 30, 2019	September 30, 2018
Cash flows provided/(used) in operating activities:
Net income/(loss)	$42,444	$(55,200)
Adjustments to reconcile net income/(loss) to net cash used in operating activities:
Depreciation expense	7,168	7,168
Bad debt expense	14,621	37,632
Loss on sale of fixed asset	7,000	-
Changes in operating assets and liabilities:
Accounts receivable, net	(30,283)	160,877
Inventory	(33,089)	(108,190)
Commission advances	-	22,648
Other current assets	(1,058)	1,786
Other assets	-	500
Accrued liabilities, primarily to officer, (Note 6)	(87,457)	(21,719)
Accounts payable	(208,868)	(124,920)
Accrued interest to officers	100,000	50,137
Stockholder/officers advances for operations-warehouse rent	24,000	24,000
Deferred revenue	96,000	-
Other current liabilities	5,191	-
Net cash used in operating activities	(64,331)	(5,281)

Cash flows provided in investing activities:
Proceeds from sale of fixed asset	10,500	-
Net cash provided/(used) in investing activities	10,500	-

Cash flows provided/(used ) in financing activities:
Repayment of bank term loan	(54,680)	(56,955)
Proceeds from officer advances	219,500	305,900
Repayment of officer advances	(130,500)	(247,400)
Net cash provided in financing activities	34,320	1,545

Decrease in cash and cash equivalents	(19,511)	(3,736)
Cash and cash equivalents at beginning of period	36,609	40,345

Cash and cash equivalents at end of period	$17,098	$36,609

Supplemental Disclosure of Cash Flow Information

Cash paid during the year for interest	$28,928	$27,262
Cash paid during the year for taxes	$-	$-

The accompanying notes are an integral part of the financial statements.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES

BUSINESS

TX Holdings, Inc, a Georgia corporation (the "Company", “we”, ‘us” or “our” ), is in the business of supplying, distributing and selling drill bits, related tools, and other mining supplies and rail products to United States’ coal mining companies and operators for use in their extraction and transportation processes. Our products are either shipped to our warehouse in Ashland, Kentucky, for distribution to our customers or shipped directly to our customers, including products we import once they have been received by us at a port and cleared customs. Our products are transported primarily by ground transportation to our customers. Shipping costs are born by our customers.

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

The Consolidated Note bears interest at the rate of 5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $2 million that has been purchased by the Company on the life of Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company who are also “qualified directors” within the definition set forth in Section 14-2-862 of the Georgia Corporation Code. Mr. Shrewsbury has also advanced the Company an additional $181,487 at September 30, 2019, which is not interest bearing. The notes and advances due to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

FINANCIAL CONDITION AND GOING CONCERN CONSIDERATIONS

Although the Company had positive cash flows during earlier years, the Company has not generated sufficient cash during recent years to fund its operations and relies substantially upon financing provided by Mr. Shrewsbury, the Company’s Chief Executive Officer, and a term loan that is guaranteed by Mr. Shrewsbury.

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

USE OF ESTIMATES AND ASSUMPTIONS

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions and calculated estimates that affect (a) the reported amounts of assets and liabilities, (b) disclosure of contingent assets and liabilities at the date of the financial statements, and (c) the reported amounts of revenues and expenses during the reporting periods. Actual results could differ from those estimates.

CASH AND CASH FLOWS

For purposes of the statements of cash flows, cash includes demand deposits, time deposits, certificates of deposit and short-term liquid investments in government securities with original maturities of three months or less when purchased. The Company maintains deposits in two financial institutions. The Federal Deposit Insurance Corporation provides coverage up to $250,000 per depositor, per bank. At September 30, 2019, none of the Company’s cash was in excess of federally insured limits. The Company has not experienced any losses in such accounts and does not believe it is exposed to any significant credit risks from these deposits.

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS

The Company’s practice is to record an allowance for doubtful accounts for estimated losses resulting from the inability of customers to make required payments. The estimate is based on management’s assessment of the collectability of customer accounts and includes consideration for credit worthiness and financial condition of those customers. The Company reviews historical experience with its customers, the general economic environment and the aging of receivables to determine the adequacy of the allowance. The Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts is $0 at September 30, 2019 and 2018.

Company records an allowance to reduce receivables to the amount that can be reasonably expected to be collectible. The allowance for doubtful accounts is $0 at September 30, 2019 and 2018.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND ACTIVITIES-Continued

ACCOUNTS RECEIVABLE AND ALLOWANCE FOR DOUBTFUL ACCOUNTS-Continued

The Company wrote-off two uncollectable customer’s account, due to bankruptcy and uncollectable balance in the amount of $14,621, during the current year. During fiscal year 2018 the Company wrote-off one uncollectable customer’s account due to bankruptcy in the amount of $38,920.

INVENTORY

The Company’s inventory consists of mine and rail inventory. Inventory is stated at the lower of cost (first-in, first-out) or net realizable value.

The following table details the inventory components:

	Year Ended
	9/30/2019	9/30/2018
Inventory
Mining	$650,043	$729,169
Rail	1,181,586	1,069,371
Total	$1,831,629	$1,798,540

PROPERTY AND EQUIPMENT

Property and equipment are stated at cost less depreciation. Major renewals and betterments are capitalized, while maintenance and repairs that do not materially improve or extend the useful lives of the assets are charged to expense as incurred. A depreciable life of seven (7) years and five (5) years are assigned to delivery trucks and equipment, respectively. Assets are depreciated over their estimated useful lives using the straight-line method. The Company records impairment losses on long-lived assets used in operations when events and circumstances indicate that the assets might be impaired and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amounts of those assets (Note 2).

REVENUE RECOGNITION

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Adoption of the new revenue standard had no impact on the Company’s consolidated balance sheet, results of operations, equity or cash flows as of the adoption date.

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

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 1- SUMMARY OF SIGNIFICANT ACCOUNTING

POLICIES AND ACTIVITIES-Continued

REVENUE CLASSES

Selected financial information for the Company’s operating revenue classes are as follows:

	Year Ended
	September 30, 2019	September 30, 2018
Revenue
Rail Products	$3,744,447	$3,419,970
Mining Products	190,242	420,125
Total	$3,934,689	$3,840,095

Direct cost of revenue
Rail Products	$3,140,413	$2,817,698
Mining Products	173,196	367,202
Total	$3,313,609	$3,184,900

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

As of September 30, 2019, and 2018 there were no outstanding options and warrants.

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

FINANCIAL INSTRUMENTS

The Company includes fair value information in the notes to the financial statements when the fair value of its financial instruments is different from the book value. When the book value approximates fair value, no additional disclosure is made, which is the case for financial instruments outstanding as of September 30, 2019 and 2018. The book value of those financial instruments that are classified as current assets or liabilities approximates fair value because of the short maturity of these instruments. For non-current financial instruments, the Company uses quoted market prices or, to the extent that there are no quoted market prices, market prices for similar instruments.

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

As of September 30, 2019 and 2018 there were no unissued securities which were not included in the calculation of diluted net earnings per share.

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

On January 1, 2018, the Company adopted ASU 2014-09, “Revenue from Contracts with Customers (ASC 606),” using the modified retrospective method. Adoption of the new revenue standard had no impact on the Company’s balance sheet, results of operations, equity or cash flows as of the adoption date.

We recognize revenue on sales to customers and distributors upon satisfaction of our performance obligations when the goods are shipped. For consignment sales, we recognize revenue when the goods are pulled from consignment inventory.

.

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The standard requires all leases that have a term of over 12 months to be recognized on the balance sheet with the liability for lease payments and the corresponding right-of-use asset initially measured at the present value of amounts expected to be paid over the term. Recognition of the costs of these leases on the income statement will be dependent upon their classification as either an operating or a financing lease. Costs of an operating lease will continue to be recognized as a single operating expense on a straight-line basis over the lease term. Costs for a financing lease will be disaggregated and recognized as both an operating expense (for the amortization of the right-of-use asset) and interest expense (for interest on the lease liability). This standard will be effective for our interim and annual periods beginning on or after January1, 2019, and must be applied on a modified retrospective basis to leases existing at, or entered into after, the beginning of the earliest comparative period presented in the financial statements. Early adoption is permitted. We implemented the standard on October 1, 2019 and the new standard did not have an impact on our financial statements.

NOTE 2 - PROPERTY AND EQUIPMENT

Property and equipment consist of the following at September 30, 2019 and 2018:

	2019	2018

Delivery truck/trailer	$69,164	$69,164
Other warehouse equipment	13,144	38,144

Less accumulated depreciation	(67,164)	(67,496)
	$15,144	$39,812

Depreciation expense of $7,168 per year were recognized during the years ended September 30, 2019 and 2018.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 3 - INCOME TAXES

The tax effects of temporary differences that give rise to deferred taxes are as follows at September 30, 2019 and 2018:

	2019	2018
Deferred tax assets:
Net operating losses	$1,532,000	$1,559,000
Accrued expenses	85,000	81,000
Valuation allowance	(1,617,000)	(1,640,000)

Total deferred tax assets	-	-

Deferred tax liabilities:
Basis of property and equipment	-	-

Net deferred tax asset	$-	$-

Net operating losses after December 12, 2002 through September 30, 2019 were approximately $8,070,000. The Company has total net operating losses available to the Company to offset future taxable income of approximately $7,294,000. Following is a reconciliation of the tax benefit at the federal statutory rate to the amount reported in the statement of operations:

	2019		2018
	Amount	Percent	Amount	Percent
Income tax expense/(benefit) at federal statutory rate	$9,000	21%	$(36,000)	(24)%

Change in estimate	13,000	31%	1,025,000	-

Non-deductible expenses	1,000	2%	23,000	-%

Increase/(decrease) in valuation allowance	(23,000)	(54)%	(1,012,000)	24%

Provision for income taxes, net	$-	-%	$-	-%

The Company’s valuation allowance attributable to its deferred tax assets decreased by $23,000 at September 30, 2019 and, decreased by $1,012,000 at September 30, 2018.

The Company has tax net operating loss carry forwards totaling approximately $8,070,000, expiring in 2019 through 2038. Approximately $1,200,000 of net operating losses was incurred prior to December 12, 2002 at which date MA&N acquired 51% of the Company and are consequently subject to certain limitation described in section 382 of the Internal Revenue Code. The Company estimates that, due to the limitations and expiration dates, only $424,000 of the net operating losses incurred prior to December 12, 2002 will be available to offset future taxable income.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 4- STOCKHOLDERS' DEFICIT

PREFERRED STOCK

The Company is authorized to issue up to 1,000,000 shares of preferred stock, no par value. As of September 30, 2019 and 2018, there were no preferred shares issued and outstanding.

COMMON STOCK

Of the 250,000,000 shares of common stock, no par value, authorized for issuance by the Company, 48,053,084 shares were issued and outstanding as of September 30, 2019 and 2018.

STOCK WARRANTS AND OPTIONS

As of September 30, 2019 and 2018 there were no warrants outstanding with the last 50,000 tranche of an unexercised issue expiring on January 1, 2018. The warrants were not included in the calculation of diluted net earnings per share in 2018 since their inclusion would be anti-dilutive.

NOTE 5 – LEGAL PROCEEDINGS

The Company is not a party to any pending legal proceeding.

NOTE 6– RELATED PARTY TRANSACTIONS

ADVANCES FROM OFFICER

As of September 30, 2019 and 2018, Mr. Shrewsbury had advanced an aggregate of $181,487 and $92,487, respectively, to the Company. The advances do not bear interest and are repayable upon demand. The advances are subordinate to the Company’s bank indebtedness.

NOTES PAYABLE TO OFFICER

On February 25, 2014, the Company and Mr. Shrewsbury entered into an agreement to consolidate certain indebtedness due to Mr. Shrewsbury in the aggregate amount of $2,000,000, including the principal due under a Revolving Demand Note (“Revolving Note”) in the principal amount of $1,062,000 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $168,905, the principal due under a 10% Promissory Note (“10% Note”) in the amount of $289,997 and accrued but unpaid interest due thereunder as of January 31, 2014 in the amount of $93,252; and $385,846 of non-interest bearing advances previously made by Mr. Shrewsbury and outstanding as of January 31, 2014. The Company issued a Consolidated Secured Promissory Note (the “Consolidated Note”) in the principal amount of $2,000,000 to reflect the consolidated indebtedness. Upon issuance of the Consolidated Note, the Revolving Note and 10% Note were cancelled and Mr. Shrewsbury agreed to waive any prior defaults under the terms of such notes and to release the Company from any claims related thereto. The Consolidated Note bears interest at the rate of

5% per annum or prime rate if higher than 5% per annum, is repayable in full ten years from the date of issuance and is subject to certain events of default. Payment of the Consolidated Note has been secured by the Company by the death benefit proceeds of a $2 million key man term life insurance policy purchased by the Company on the life of Mr. Shrewsbury and that has been assigned to Mr. Shrewsbury. The terms and conditions of the foregoing debt consolidation and restructuring were submitted to and unanimously approved by the disinterested members of the Board of Directors of the Company. Accrued interest of $100,000 per-year due on the Promissory Note was recorded for the years ended September 30, 2019 and 2018. Interest accrues at a rate of $100,000 per year on the promissory note. Accrued interest on the promissory note totaled $559,726 and $459,726 as of September 30, 2019 and 2018, respectively.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6– RELATED PARTY TRANSACTIONS-Continued

For the year ended September 30, 2019 and 2018, interest expense of $131,372 and $129,056, respectively, in the accompanying statements of operations, relates to the Consolidated Note, bank charges and the term loan arrangement. Unpaid interest on the Consolidated Note payable for the amount of $559,726 and $459,726 has been accrued as of September 30, 2019 and 2018, respectively.

LEASE AGREEMENT WITH STOCKHOLDER AND OFFICER

We lease approximately 4,800 square feet of office and warehouse space and certain land located at 12080 Virginia Blvd, Ashland, Kentucky, from Mr. Shrewsbury, our CEO, and Mrs. Shrewsbury pursuant to the terms of a lease we entered into with them on November 19, 2012, for a monthly lease payment of $2,000. The lease had a two-year term starting October 1, 2012 and ending August 31, 2014.  On September 1, 2014 the lease was extended for an additional two years, and on September 1, 2016 and subsequently September 1, 2019 and 2018, the parties agreed to extend the lease for an additional one-year term, respectively, upon the same terms and conditions. As of September 30, 2019, the Company had accrued but unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $108,000; accordingly, the Company may be deemed to be in default under the terms of the lease agreement with Mr. and Mrs. Shrewsbury. However, the Company has not received a notice of default or termination under the lease agreement as of the date of the financial statements. The Company believes that such office, warehouse and land space will be sufficient for its current needs. A $24,000 lease expense was recorded during the current year as well as the prior year.

FREIGHT PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2019 and 2018, such trucking company was paid $69,346 and $73,385, respectively, for such trucking services, which were included in our cost of sales amount.

COMMISSIONS PAID TO COMPANY CONTROLLED BY OFFICER/STOCKHOLDER

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2019 and 2018 the amounts of such commission were $13,193 and $10,975, respectively.

ACCRUED OFFICER’S SALARY

As of September 30, 2019 and 2018, the Company had accrued and unpaid amounts of $304,179 and $358,479, respectively, due to Jose Fuentes, CFO, as payment for past services, which are included in our accrued liabilities amount. Payment of the accrued salary has been secured by the Company by the death benefit proceeds of a $500 thousand key man term life insurance policy purchased by the Company on the life of Mr. Fuentes and that has been assigned to Mr. Fuentes.

ADVANCES FROM STOCKHOLDER AND OFFICER

Included in the financial statements as of September 30, 2019 and 2018 are advances from stockholder and officer of $181,487 and $92,487, respectively.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 6– RELATED PARTY TRANSACTIONS-Continued

	September 2019	September 2018

Beginning Balance	$92,487	$33,987
Proceeds from Stockholder/Officer advances	219,500	256,000
Repayment of stockholder/officer advances	(130,500)	(197,500)
Ending Balance	$181,487	$92,487

NOTE 7 – NON-CASH INVESTING AND FINANCING ACTIVITIES

None

NOTE 8 – BANK LOAN

In November 2012, the Company obtained a $250,000 line of credit from a bank. On August 26, 2014, the bank increased the Company’s existing bank line of credit from $250,000 to $750,000 and extended the term of the line of credit. The line of credit was secured by a priority security interest in the Company’s inventory and accounts receivable and matured on November 7, 2015. On December 3, 2015, the Company entered into a new loan agreement with the Bank under which it obtained a term loan in the amount of $711,376. The Company utilized proceeds of the new loan to repay its line of credit. The loan is for a term of five years and matures on December 3, 2020. As of September 30, 2019, the loan balance was $494,370.

During the term of the loan, the Company has agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $425,539. Early repayment of amounts due under the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

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

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 8 – BANK LOAN- Continued

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

Interest under the loan is variable and is based upon the Wall Street Journal Prime rate, currently 5.25% per annum. In the event of a default, interest under the loan may be increased by 2%. The loan is for a term of five years and matures on December 3, 2020.The term loan is secured by a priority security interest in the Company’s inventory and accounts receivable and has been guaranteed by our CEO. Also, all claims due from the Company to Mr. Shrewsbury are subordinate to the bank’s indebtedness, including under the Consolidated Note and any advances due to Mr. Shrewsbury. Interest paid on the loan for the years ended September 30, 2019 and 2018 were $28,928 and $27,262, respectively.

TX HOLDINGS, INC.

NOTES TO FINANCIAL STATEMENTS

NOTE 9 – CONCENTRATION OF RISKS

Significant Customers

At September 30, 2019 and 2018, the Company had the following customer concentration:

			Percentage of
			Accounts Receivable
	Percentage of Sales (%)		trade, net (%)
	September 30,	September 30,	September 30,	September 30,
	2019	2018	2019	2018

Customer A	30	35	*	45

Customer B	24	11	*	*

Customer C	*	*	16	*

Customer D	*	*	10	*

Customer E	*	*	30	*

Customer F	*	*	*	14

Customer G	*	*	11	*

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

Under the supervision of and with the participation of the Chief Executive Officer and the Chief Financial Officer, the Company’s management conducted an assessment of the effectiveness of the Company’s internal control over financial reporting based on criteria for effective internal control over financial reporting described in the 2013 “Internal Control—Integrated Framework” issued by the Committee of Sponsoring Organizations of the Treadway Commission (“COSO”). Based on this assessment, the Company’s management has concluded that, as of September 30, 2019, the Company’s internal control over financial reporting was effective.

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

ITEM 9B.     OTHER INFORMATION

None.

PART III

ITEM 10.     DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The following table sets forth our current executive officers and directors:

Name	Age	Title
William L. Shrewsbury	75	Chairman of the Board, Chief Executive Officer, and Director
Jose Fuentes	72	Chief Financial Officer and Director
James Graneto	66	Director

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

Dr. James Graneto. Dr. Graneto is a Board Certified Chiropractic Orthopedist. Dr. Graneto graduated from Ohio State University with a Bachelor of Science in Psychology and has a doctorate in chiropractic medicine from National University of Health and Science. He is a former president of Eastern Ohio Chiropractic Association as well as a former president of the Good Food Co-op and the Rotary Club of Canfield. Dr. Graneto has had a private practice in Chropractic Orthopedics in Youngstown, Ohio since 1979.

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

ITEM 11.     EXECUTIVE COMPENSATION

The following table provides information concerning the compensation of our Chief Executive Officer, Chief Financial Officer and one former “named executive officer” for our last two completed fiscal years:

Name and Principal Position	Year	Salary ($)(1)	Bonus ($)	Stock Awards ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($)	Non-Qualified Deferred Compensation Earnings	All Other Compensation ($)(2)	Total ($)

William L. Shrewsbury	2018	-	-	-	-	-	-	$24,000	$24,000
CEO and Chairman	2019	-	-	-	-	-	-	$24,000	$24,000

Jose Fuentes	2018	104,000	-	-	-	-	-	-	104,000
Chief Financial Officer	2019	104,000	-	-	-	-	-	-	104,000
(1)	Represents salaries paid during the years ended September 30, 2098, and 2018. Mr. Shrewsbury has elected not to receive salary in 2019 and 2018. Mr. Fuentes receives an annual salary of $104,000.
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

There were no Outstanding Equity Awards at fiscal year-end September 30, 2019

Director Compensation

The following table sets forth the compensation paid to our directors who are not also named executive officers during the years ended December 31, 2018, and 2017.

DIRECTOR COMPENSATION

		Fees Earned
		or	Options	All Other
		Paid in Cash	Awards	Compensation	Total
Name and Position	Year	$	$	$	$

James Graneto	2019	3,000	0	0	3000
	2018	0	0	0	0

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

Name of Beneficial Owner(1)	Number of Shares Beneficially Owned (1)	Percentage of Common Stock Beneficially Owned
William L. Shrewsbury	12,750,000	26.53%
Chairman, CEO and director
Jose Fuentes	500,000	1.04%
Chief Financial Officer
James Graneto	237,980	0.50%
Director

All executive officers and directors as a group (3 persons)	13,487,980	28.07%
(1)

Beneficial ownership is determined in accordance with Rule 13d-3 under the Securities Exchange Act of 1934, as amended, and is generally determined by “voting power” and/or “investment power” with respect to securities. Unless otherwise noted, all shares of our common stock listed above are owned of record by each individual named as beneficial owner and such individual has sole voting and dispositive power with respect to the shares owned by each of them. Such person or entity’s percentage of ownership is determined by assuming that any options, warrants or convertible securities held by such person or entity that are exercisable or convertible within 60 days from the date hereof have been exercised or converted as the case may be. All addresses, except as noted, are c/o TX Holdings, Inc., 12080 Virginia Boulevard, Ashland, Kentucky  41102.

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

During the term of the loan, we have agreed to make equal monthly repayments of principal and interest of $6,967 commencing January 3, 2016, and to make a final payment on December 3, 2020, of the outstanding balance of the interest and principal then due, estimated to be approximately $425,539. Early repayment of amounts due under the loan will not affect the monthly repayment amount, unless otherwise agreed to by the bank.

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

Principal and interest under the Consolidated Note is due and payable ten years from the date of issuance and is to be secured by the proceeds of key man insurance purchased by the Company on the life of Mr. Shrewsbury. The Consolidated Note bears interest at the rate of 5% per annum except that, if the prime rate reported by the Wall Street Journal (“WSJ Prime Rate”) exceeds 5%, then the Consolidated Note will bear interest at the WSJ Prime Rate. As of September 30, 2019 interest accrued under the Consolidated Note was $559,726.

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

Advances

As of September 30, 2018, Mr. Shrewsbury had advanced an aggregate of $181,487 to the Company. The advances do not bear interest and are repayable upon demand. At September 30, 2019, the Company also has a payable of $108,000 to Mr. Shrewsbury for warehouse storage rental.

Mr. Shrewsbury has agreed that the Consolidated Note and advances and other claims due from the Company to Mr. Shrewsbury are subordinate to the Company’s bank indebtedness.

Lease Agreement

On November 2012, the Company entered into a lease agreement with Mr. Shrewsbury and Mrs. Shrewsbury, Mr. Shrewsbury’s wife, pursuant to which they agreed to lease to the Company certain office space and certain warehouse space and land to store the Company’s inventory. The lease commenced on October 1, 2012 had a two year term and the option to extend the lease on the same terms for up to an additional 24 months upon written notice at least 30 days prior to the end of the lease. On September 1, 2014, the parties agreed to extend the lease for an additional two years and on September 1, 2016 and subsequently on September 1, 2018 an September 1, 2019 the lease was again extended for an additional one years respectively, to August 31, 2020. The lease rental is $2,000 per month payable on the first of each month. As of September 30, 2018, the Company had accrued and unpaid lease payments due to Mr. and Mrs. Shrewsbury in the amount of $108,000. Accordingly, our lease with Mr. and Mrs. Shrewsbury may be deemed to be in default. As of the date of this report, we have not received a notice of termination of the lease

Freight Charges

The Company utilizes the services of a trucking company owned and controlled by Mr. Shrewsbury, our Chief Executive Officer, to transport certain of the Company’s products to its customers. During the years ended September 30, 2019 and 2018, such trucking company was paid $69,346 and $73,385, respectively, for such trucking services. Management believes that the freight charges of such trucking company are at or below market rates for such services.

Commission Charges

In connection with the transportation and delivery of certain of the Company’s products, the Company utilizes the services of a national transportation company. The chief executive officer and a principal stockholder of the Company owns and controls a company that is an agent of such transportation company. Such controlled company places orders for such transportation services on behalf of the Company and is paid a commission for such transportation services. During the years ended September 30, 2019 and 2018 the amounts of such commission were $13,192 and $10,975, respectively.

Accrued Officer’s salary

As of September 30, 2019, the Company had an accrued and unpaid amount of $304,179 due to Jose Fuentes, CFO as payment for past services, which are included in our accrued liabilities amount. Payment of the accrued salary is to be secured or otherwise payable by the Company out of the death benefit proceeds of key man insurance of $500,000 that has been purchased by the Company on the life of Mr. Fuentes.

ITEM 14.     PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

The following table sets forth the aggregate fees billed to the Company by its independent registered public accounting firm, Turner, Stone & Company, L.L.P., for each of the last two fiscal years.

ACCOUNTING FEES AND SERVICES	2019	2018

Audit fees	$44,056	$42,264
Audit-related fees	-	-
Tax fees	-	-
All other fees	-	-

Total	$44,056	$42,264

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

All other Fees

All other fees represent the aggregate fees billed for products and services reported in the other categories. There were no such fees in either fiscal 2019 or fiscal 2018.

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

The following are filed as part of this report commencing on page 26:

Report of Independent Registered Public Accounting Firm

Balance Sheets as at September 30, 2019 and 2018

Statements of Operations for the years ended September 30, 2019 and 2018

Statements of Changes in Stockholders’ Deficit for the years ended September 30, 2019 and 2018

Statements of Cash Flows for the years ended September 30, 2019 and 2018

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

TX HOLDINGS, INC.

December 9, 2019	By:	/s/ William L Shrewsbury
William L. Shrewsbury
Chief Executive Officer

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints William L. Shrewsbury and Jose Fuentes, and each of them, as his or her true and lawful attorneys-in-fact and agents, with full power of substitution and re-substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K for the year ended September 30, 2019, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or any of them or their or his or her substitute or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Signature	Title	Date

/s/ William L. Shrewsbury William L. Shrewsbury	Chairman of the Board, Chief Executive Officer and Director (Principal Executive Officer)	December 9, 2019

/s/ Jose Fuentes Jose Fuentes	Chief Financial Officer and Director (Principal Financial and Accounting Officer)	December 9, 2019

/s/ James Graneto Martin Lipper	Director	December 9, 2019